Form 10-K405
period 1996-06-30
CASCADE FINANCIAL CORP
filed 1996-09-27
CIK 928911

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1996
                                  OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    Commission file number 0-25286

                     CASCADE FINANCIAL CORPORATION
       (Exact name of registrant as specified in its charter)

          Delaware                              91-0167790
(State or other jurisdiction                  (IRS Employer
 of incorporation or organization)             I.D. Number)

2828 Colby Avenue, Everett, Washington             98201
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (206) 339-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X       NO

     Indicate by check mark no disclosure of delinquent filers pursuant to
Item 405 of Regulation K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ X ]

     As of September 20, 1996, there were issued and outstanding 2,050,581 shares of the registrant's Common Stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Smallcap Market under the symbol "CASB." Based on the average of the bid and asked prices for the Common Stock on September 20, 1996, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $33.6 million (2,050,581 shares at $16.375 per share). For purposes of this calculation, officers and directors of the registrant are not considered nonaffiliates of the registrant.

                  DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996 (the "Annual Report") (Parts I and II).

     2. Portions of registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders (Part III).

PAGE

                              PART I

Item 1.  Description of Business

General

     Cascade Savings Bank, FSB ("Cascade" or the "Savings Bank") was organized in 1916 as a mutual savings and loan association, and since 1957 its deposits have been federally insured. On September 15, 1992, the Savings Bank completed its conversion from a federal mutual to a federal stock savings bank. Cascade Financial Corporation ("Corporation"), a Delaware corporation, was organized on August 18, 1994 for the purpose of becoming the holding company for Cascade. On October 23, 1994, the stockholders of the Savings Bank approved a plan to reorganize the Savings Bank into the holding company form of ownership. The reorganization was completed on November 30, 1994, on which date the Savings Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Savings Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Cascade, the Corporation has engaged in no significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington, and the telephone number is (206) 339-5500.

     At June 30, 1996, the Corporation had total assets of $334.4 million, total deposits of $218.0 million and stockholders' equity of $20.8 million. The savings deposits of the Savings Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF").

Regulatory Issues

     Prior to March 1990, the Savings Bank was for many years managed by a chief executive officer who was subsequently charged by the Office of Thrift Supervision ("OTS") with illegal actions. The OTS issued an order which required the former chief executive to pay restitution to the Savings Bank of $1.0 million. See "Item 3 -- Legal Proceedings -- Former Management." There has been, and is likely to continue to be intense scrutiny of the Savings Bank, its affairs and past transactions by regulators, and possibly by others, with a view toward asserting claims of some type against the Savings Bank. Exposure of the Corporation to claims and possible litigation may continue until the completion of the restructuring of the balance sheet, the improvement of the Corporation's capital position and its core earnings.

Current Business Strategy

     The Corporation's principal business activity is the acquisition of deposits which are used to originate and service one-to-four family residential, multi-family, and commercial real estate loans. The Corporation also sells a portion of the long-term fixed rate residential loans it originates. As a result of planned asset growth, total assets at June 30, 1996 increased by $23.5 million or 7.6% from June 30, 1995. The Corporation seeks to control its interest rate risk by generally retaining in its portfolio adjustable rate and balloon loans that are funded with a combination of Federal Home Loan Bank of Seattle ("FHLB-Seattle") advances and deposits from the local market area.

Market Area

     Headquartered in Everett, Washington, the Corporation conducts business from six full service offices, four in Snohomish County, and two in King County. The Corporation has two mortgage origination offices, one each in Skagit and Whatcom counties. The Corporation serves the savings and borrowing needs of the diverse geographic communities in which it operates.

     Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years. Much of this growth can be attributed to the computer software and import/export businesses in the region. Snohomish County is a fast growing county and the significant migration of people to the area has supported growth in all types of businesses. The Boeing Corporation employs approximately 80,000 people in the Puget Sound region. Everett was selected as a "home port" for a United States Navy Nuclear Carrier battle group. Construction is completed on these facilities and the battle group has begun arriving.

                                         -2-
PAGE

Proposed Federal Legislation

     Recapitalization of SAIF and its Impact on SAIF Premiums. Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to financial institutions that are members of the SAIF, the FDIC has retained the existing rate schedule of 23 to 31 basis points. Cascade is a member of the SAIF rather than the BIF. SAIF premiums may not be reduced for several years because the SAIF has lower reserves than the BIF. Because deposit insurance premiums are often a significant component of noninterest expense for insured depository institutions, the reduction in BIF premiums may place Cascade at a competitive disadvantage since BIF-insured institutions (such as most commercial banks) may be able to offer more attractive loan rates, deposit rates, or both.

     Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings institutions like Cascade to pay a one-time assessment to increase SAIF's reserves to $1.25 per $100 of deposits that is expected to be approximately 80 basis points on the amount of deposits held by a SAIF-member institution. The payment of a one-time fee would have the effect of immediately reducing the capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on Cascade's assessable deposits of $218.0 million at June 30, 1996, a one-time assessment of 80 basis points would equal approximately $1.7 million on a pre-tax basis, or $1.2 million after tax. Management cannot predict whether any legislation imposing such a fee will be enacted, or, if enacted, the amount or timing of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. See "REGULATION."

     Potential Operational Restrictions Associated with Regulatory Oversight. Cascade is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Cascade is a member of the FHLB System and is subject to certain limited regulations promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve"). As the holding company of Cascade, the Corporation also is subject to regulation and oversight by the OTS. Such regulation and supervision govern the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress, could have a material impact on the Corporation, Cascade and their respective operations. See "Regulation." Legislation proposing a comprehensive reform of the banking and thrift industries has recently been discussed in the United States Congress. Under such legislation, (i) the BIF and the SAIF would be merged, at which time thrifts and banks would pay the same deposit insurance premiums, (ii) federal savings associations would be required to convert to a national bank or a state-chartered bank or thrift, (iii) all savings and loan holding companies would become bank holding companies and (iv) the OTS would be merged with the Office of the Comptroller of the Currency. It is uncertain when or if such legislation may be passed and, if passed, in what form such legislation may be passed.

Lending Activities

     General. The Corporation originates mortgage loans primarily through its full service office staff and commissioned loan officers. Loan officers' sales efforts are directed toward establishing and maintaining ongoing relationships with local real estate brokers, builders, and repeat retail customers as sources of loan origination referrals. The purpose of the loans has been primarily for the purchase or refinancing of one-to-four family properties, but some loans have been for construction of one-to-four family homes, multi-family, and home equity lending. As of June 30, 1996, $194.8 million or 83% of the Corporation's gross loan portfolio consisted of loans secured by one-to-four family residential properties (permanent and construction), $14.7 million or 6% of gross loans consisted of commercial real estate and land loans and $37.5 million or 15% consisted of multi-family loans.

     To ensure that the yields on its loan portfolio and investments are interest rate sensitive, the Corporation has implemented several measures, including (i) adoption of a practice under which the Corporation generally originates long-term, fixed-rate mortgage loans only when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and the Federal Housing Administration and Veterans Administration (collectively "FHA/VA"), and qualify for sale in the secondary market; and
(ii) when market conditions permit, increased emphasis on the retention of adjustable rate or balloon mortgages on residential properties. These

                                         -3-
PAGE
lending practices were adopted to shorten the term of the Corporation's assets and make the loan portfolio less sensitive to interest rate volatility.

     Quality Control. The Corporation has implemented a quality control process designed to ensure sound lending practices and compliance with the guidelines established by FHLMC, FNMA, FHA and VA. The Corporation's Internal Audit Department conducts reviews of completed transactions to ensure the Corporation's credit personnel adhere to investors' underwriting criteria, regulatory conformance and internal policy compliance. In addition, each operating department performs certain quality control procedures.

     One-to-Four Family Residential Loans. The Corporation presently originates both fixed rate and adjustable rate mortgage ("ARMs") loans secured by one-to-four family properties with loan terms of up to 30 years. Newly originated ARMs have interest rates that adjust based on the One Year United States Treasury Constant Maturity Index or the Twelfth District Cost of Funds Index, a lagging index. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

     The Corporation's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and adjustable-rate residential one-to-four family owner occupied loans to 80% or less of the lesser of the appraised value or purchase price of the underlying residential property. Non-owner occupied one-to-four family residential loans are limited to 70% or less, of the lesser of the appraised value or purchase price of the underlying residential property. The loan-to-value ratio, maturity and other provisions of the loans made by the Corporation are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, according to established lending practices, market conditions and underwriting standards maintained by the Corporation. Loans originated with a loan-to-value ratio above 80% have typically required private mortgage insurance.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                          For the Year Ended
                                               June 30,
                           1992        1993       1994        1995      1996
                                            (In thousands)

Total gross loans at
 beginning of period     $146,486    129,403     165,916    194,989   227,920

Loans originated:
 Single-family
  residential              212,606    255,300     277,949     84,425   78,452
 Multi-family
  residential
  and commercial
  real estate                1,000      1,815       2,118      3,928   13,040
 Single-family
  construction               2,148     11,315      22,601     22,708   31,599
 Home equity and
  installment                  111         --          --         --    8,483
    Total loans
      originated           215,865    268,430     302,668    111,061  131,574

Loans purchased                 --        515         552        369      821
Whole loans sold           190,928    202,419     236,703     43,969   57,286

Loan principal
  repayments                38,529     33,304      37,840     32,834   54,502

Other                        3,491     (3,291)       (396)     1,696      729
Loan activity, net         (17,083)    36,513      29,073     32,931   19,878

Total gross loans at
  end of period            129,403    165,916     194,989    227,920  247,798

Loans converted to
  mortgage-backed
  securities:
 Loans securitized         149,319    108,835      61,148     15,393   32,330
 Mortgage-backed
  securities sold          183,676    110,377      45,049     10,623   32,330

                                         -4-
PAGE

Loan Portfolio Analysis.  The following table sets forth the Corporation's loan portfolio by type of loan and by type of security as  of the dates indicated.

                                                          At June 30,
                          1992              1993              1994             1995              1996
                     Amount  Percent   Amount  Percent   Amount  Percent  Amount  Percent   Amount  Percent
Type of Loan                                         (Dollars in thousands)

Residential(1)(2)    $ 95,711  77.44%  125,508  79.96    150,086   81.64  184,800  85.31    201,003  86.04
FHA and VA              5,820   4.71     7,099   4.52      2,762    1.50    3,458   1.60      3,085   1.32
Commercial             13,957  11.29    17,721  11.29     18,850   10.25   16,770   7.74     14,739   6.31
Construction            8,434   6.82    10,337   6.59     17,677    9.62   22,708  10.48     28,277  12.10
Land                    5,453   4.41     5,251   3.35      5,614    3.05      202    .09        194    .08
Installment                28    .02        --     --         --      --       --     --        507    .22
  Total loans         129,403 104.70   165,916 105.71    194,989  106.07  227,938 105.22    247,805 106.07


Less:
 Due to borrowers on
  construction loans    1,367   1.11     4,412   2.81      5,980    3.25    6,215   2.87      9,082   3.89
 Unearned discounts       966    .78     1,454    .93      1,685     .92    2,146   1.00      2,158    .92
 Allowance for
  possible loan
  losses                3,424   2.77     3,090   1.97      3,485    1.90    2,950   1.35      2,946   1.26
 Valuation allowance
  on loans held for
  sale                     50    .04        --     --         --      --       18      --         7     --
 Total loans, net     123,596 100.00   156,960 100.00    183,839  100.00  216,609  100.00   233,612 100.00

Type of Security:

Residential real estate
 Single family(2)     $65,535  53.02%  113,439  72.27    146,217   79.54  183,797   84.85   194,825  83.39
  Multi-family         44,430  35.95    29,505  18.80     24,308   13.22   27,169   12.54    37,540  16.07
Commercial or
 industrial real
 estate                13,957  11.29    17,721  11.29     18,850   10.25   16,770    7.74    14,739   6.31
Land                    5,453   4.41     5,251   3.35      5,614    3.05      202     .09       194    .08
Other                      28    .02        --     --         --       --     --       --       507    .22

Less:
 Due to borrowers on
  construction loans   1,367    1.11     4,412   2.81      5,980    3.25    6,215    2.87     9,082   3.89
 Unearned discounts      966     .78     1,454    .93      1,685     .92    2,146    1.00     2,158    .92
 Allowance for
 possible loan
 losses                3,424    2.77     3,090   1.97      3,485    1.90    2,950    1.35     2,946   1.26
 Valuation allowance
  on loans held for
  sale                    50     .04        --      --        --      --       18      --         7     --
   Total loans, net  123,596  100.00   156,960  100.00   183,839  100.00  216,609  100.00   233,612 100.00
____________________
(1)  Includes construction loans converted to permanent loans.
(2)  Includes home equity loans for June 30, 1994 to 1996.

                                                 -5-

PAGE

    The following table sets forth the estimated repricing or maturity of the Corporation's loans and mortgage-backed securities for years ended June 30, 1994, 1995, and 1996 and the dollar amount of such securities and loans at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Mortgage-backed securities are reported without premiums or discounts.

                                                June 30, 1994
                                                                  Mortgage-
                                 Mortgage   Installment   Total    Backed
                                                (In thousands)

Amount repricing or maturing:
Within one year                  $  71,693        --      71,693   14,712
After one year through three
 years                              13,566        --      13,566    5,917
After three years through
 five years                         21,610        --      21,610   11,146
After five years                    88,120        --      88,120   16,435

  Total                            194,989        --     194,989   48,210

Interest rate terms on amounts
 due after one year:

Fixed                              111,991        --     111,991   33,498

Adjustable                          62,073        --      62,073   14,712

                                                June 30, 1995
                                                                  Mortgage-
                                 Mortgage   Installment   Total    Backed
                                                (In thousands)

Amount repricing or maturing:
Within one year                  $  78,894        --      78,894   34,721
After one year through three
 years                              39,261        --      39,261    6,502
After three years through
 five years                         46,501        --      46,501   13,193
After five years                    63,264        --      63,264   14,723
  Total                            227,920        --     227,920   69,139

Interest rate terms on amounts
 due after one year:

Fixed                              101,281        --     101,281   34,418

Adjustable                          103,833       --     103,833   34,721

                                                June 30, 1996
                                                                  Mortgage-
                                 Mortgage   Installment   Total    Backed
                                                (In thousands)

Amount repricing or maturing:
Within one year                   101,759         10     101,769   15,269
After one year through three
 years                             42,399        144      42,543    4,854
After three years through
 five years                        69,867        996       9,966    4,956
After five years                   33,273        254      33,527   18,609
  Total                           247,298        507     247,805   43,688

Interest rate terms on amounts
 due after one year:

Fixed                              87,975         32      88,007   28,419

Adjustable                        115,525        475     116,000   13,085

                                                       -6-
PAGE

Loan Maturity and Repricing

     The following table sets forth information at June 30, 1996 regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates and balloon repayment dates are shown as maturing at their next repricing date. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

                                                              Due After
                                Due During                    3 Through
                             the Year Ending                5 Years After
                                 June 30,                      June 30,
                         1997       1998       1999              1996
                                      (In thousands)

Real estate mortgage    $  64,735  24,695     15,477            67,844
Commercial real estate     10,670     428        992             1,044
Land                           --     113         --                --
Installment                    --      --         --               507
Construction - Single-
 family                    26,351     118        576               979
  Total loans             101,756  25,354     17,045            70,374


                        Due After        Due After
                        5 Through        10 Through     Due After
                       10 Years After  15 Years After  15 Years After
                         June 30,         June 30,        June 30,
                           1996             1996            1996        Total
                                       (In thousands)
Real estate mortgage      7,845            7,033           16,459     204,088
Commercial real estate    1,179              426               --      14,739
Land                         81               --               --         194
Installment                  --               --               --         507
Construction - Single-
 family                     253               --               --      28,277
  Total loans             9,358            7,459           16,459     247,805


     The following table sets forth the dollar amount of all loans as of June 30, 1996 due after one year which have fixed interest rates and have floating or adjustable interest rates.

                                  Fixed      Floating or
                                  Rates   Adjustable Rates
                                  (Dollars in thousands)

Real estate mortgage             $ 84,759       110,258
Commercial real estate              2,651         4,744
Land                                  194            --
 Installment                           32           475
Construction                          371           523
  Total                            88,007       116,000

                                         -7-
PAGE

     Residential Construction Loans. The Corporation originates construction loans on one-to-four family homes either to individual borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have terms of twelve months. The interest rates charged by the Corporation on construction loans are indexed to the prime rate and vary depending on the loan. The Corporation requires personal guaranties of payment from the principals of the borrowing entities. All construction loans require approval by various levels of corporate personnel, depending on the size of the loan. At June 30, 1995 and June 30, 1996, the percent of the Corporation's gross loan portfolio that consisted of one-to-four family construction loans was 10% and 11%, respectively. Management has sought to increase the residential construction loan portfolio because of its relatively high margins, beneficial asset/liability characteristics, and the favorable housing market in the Corporation's market area. The residential construction portfolio is limited by Board of Director policy to 15% of assets.

     Construction loans involve further credit risks because loan funds are advanced upon the security of the project under construction which is of uncertain value before completion. The Corporation's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs proves to be inaccurate, the Corporation may be required to advance additional funds to complete the development. If, upon completion of the project the marketability of the property proves to be inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, and the loan may become nonperforming. Delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. Furthermore, if the estimate of value proves to be inaccurate, the Corporation may be confronted with, at, or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment.

     Home Equity/Line of Credit Lending. Loans are made either independently through the Corporation's retail offices or in connection with the closing of a residential mortgage loan. Management views these loans as important in building the Corporation's orientation toward consumer financial services, and anticipates this portfolio to grow rapidly in the future, subject to mutual conditions. At June 30, 1995 and 1996, the total amount of outstanding commitments was $2.5 million and $5.9 million, respectively, and the principal amount outstanding was $3.6 million and $6.8 million, respectively.

     Multi-family Loans.   Multi-family loans totaled $37.3 million or 15% of
the gross loan portfolio at June 30, 1996. Management has reentered the multi-family market since the general credit quality and of the multi-family portfolio has been far superior to the commercial real estate portfolio. The multi-family portfolio is limited, by policy, to 20% of assets. New loans originations are all in the Puget Sound region with adjustable rates. The multi-family portfolio is principally comprised of small to medium-size apartment projects ($2.5 million in loan amount or less) with loan-to-value ratios in the 70% to 80% range. Total multi-family originations for the years ended June 30, 1995 and 1996 totaled $3.9 million and $11.5 million, respectively.

     Commercial Real Estate and Land Loans. Commercial real estate and land loans totaled 6% of the Corporation's gross loan portfolio at June 30, 1996. All commercial real estate and land loans are secured by properties in the western Washington area, mainly in the Puget Sound region. The Corporation's commercial real estate loans are secured by improved property such as office buildings and small commercial business properties such as strip shopping centers. At June 30, 1996, the largest commercial real estate and land loan in the Corporation's portfolio was $4.1 million, which was performing according to its terms at that date.

     Installment Loans. During 1996, an installment loan program was initiated and Management anticipates, subject to mutual conditions, an increase in installment lending on collateral such as boats, automobiles, and recreational vehicles, as well as a limited amount of unsecured personal loans. At June 30, 1996, the Corporation's portfolio of installment loans was $507,000.

Asset Quality

     OTS regulations require that each insured institution review and classify its assets regularly. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must

                                         -8-
PAGE
have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full based on currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amounts.

     Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Management Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of the loan. The Corporation's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, the Corporation will initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectability of the loan's principal becomes uncertain. It is intended that the Corporation's allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. As of June 30, 1995 and 1996, the Corporation had $597,000 and $373,000, respectively, of loans accounted for on a nonaccrual basis (i.e., loans upon which management believes the future collectability of interest is uncertain).

     The aggregate amounts of the Corporation's classified assets, and of the Corporation's general and specific loss allowances and charge-offs for the period then ended, were as follows:

                                        At June 30,
                               1993    1994    1995   1996
                                  (In thousands)

Substandard                  $14,930  12,693   8,165  2,527
General loss allowances        2,890   3,185   2,650  2,646
Specific loss allowances         200     300     300    300
Charge-offs                      434     100     200      4

Allowances for Loan Losses

     It is management's policy to maintain adequate allowances for estimated losses on known and inherent risks in the loan portfolio. Generally, the allowances are based on, among other things, the size and composition of the loan portfolio, historical loan loss experience, evaluation of economic conditions, and in various sectors of the Corporation's customer base, detailed analysis of individual loans for which collectibility may not be assured and determination of the existence and realizable value of the collateral and guarantees securing the loan. Management has allocated the allowance to various portfolio segments; however, the allowance is applicable to the loan portfolio in its entirety.

     While the Corporation believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP") at June 30, 1996, there can be no assurance that regulators, when reviewing the Corporation's loan portfolio in the future, will not require the Corporation to increase its allowance for loan losses, thereby adversely affecting the Corporation's financial condition and earnings.

     The Corporation did not record any provisions for losses on loans for the year ended June 30, 1996 and recorded a reversal of loan loss provisions

                                         -9-
PAGE
for the year ended June 30, 1995 of $335,000. The principal reason for the recovery in fiscal 1995 was the payoff of a $5.1 million land loan, and continued improvements in the Corporation's asset quality. At June 30, 1995 and 1996, the Corporation had an allowance for loan losses of $3.0 million and $2.9 million, respectively.

     The following table sets forth information with respect to the Corporation's nonperforming assets at the dates indicated.

                                        At  June  30,
                        1992      1993      1994      1995      1996
                                    (Dollars in thousands)
Loans accounted for on
 nonaccrual basis:
 Real estate --
  Residential        $   540       214       357       597       373
  Commercial           1,252     1,251     1,272        --        --
  Land                 4,608     4,608     5,082        --        --
   Total               6,400     6,073     6,711       597       373

Accruing loans which
 are contractually
 past due 90 days
 or more:
 Real estate --
  Residential             --        --        --        --        --
  Commercial              --        --        --     1,219        --
   Total                  --        --        --     1,219        --

Total of nonaccrual
 and 90 days
 past due loans        6,400     6,073     6,711     1,816       373
 Real estate owned     6,341     2,381       150     1,643       747
 Other nonperforming
  assets                  --        --        --        --        --
  Total nonperforming
   assets             12,741     8,454     6,861     3,459     1,120

Total loans delinquent
 90 days or more to
 net loans              5.18%     3.87      3.65      0.84      0.16

Total loans delinquent
 90 days or more to
 total assets           3.72      2.73      2.60      0.58      0.11

Total nonperforming
 assets to total
 assets                 7.41      3.80      2.66      1.11      0.36

     Certain loans meet the criteria of troubled debt restructurings as defined in SFAS 114 and 118, Accounting by Creditors for Impairment of a Loan, and Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, respectively. See Note 3 of the Notes to the Consolidated Financial Statements contained in the Annual Report for information concerning troubled debt restructurings.

                                         At June 30,
                        1992      1993      1994      1995      1996
                                    (Dollars in thousands)

 Restructured loans   $6,311     6,287     4,186     4,168     4,150
Interest foregone
 on restructured
 loans                   166       198       192       148        97

                                         -10-
PAGE

     The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage by category as of the dates indicated.

                                               At June 30,
                                    1992           1993           1994
                              Amount    %    Amount    %    Amount    %
                                         (Dollars in thousands)
Real estate - mortgage:
 Residential                 $  360   0.35       --   0.00      --   0.00
 Commercial                     200   1.45      200   1.13     300   1.59
Real estate - construction       --   0.00       --   0.00      --   0.00
Consumer                         --   0.00       --   0.00      --   0.00
Land acquisition &
 development                     --   0.00       --   0.00      --   0.00
Unallocated                   2,864    n/a    2,890   n/a    3,185    n/a
  Total allowance for
    loan losses to
    net loans                 3,424   2.70    3,090   1.93   3,485   1.86


                                        At June 30,
                                  1995           1996
                              Amount    %    Amount    %
                                (Dollars in thousands)

Real estate - mortgage:
 Residential                     --   0.00       --   0.00
 Commercial                     300   1.79      300   2.04
Real estate - construction       --   0.00       --   0.00
Consumer                         --   0.00       --   0.00
Land acquisition &
 development                     --   0.00       --   0.00
Unallocated                   2,650    n/a    2,646    n/a
  Total allowance for
    loan losses to
    net loans                 2,950   1.36    2,946   1.26


     The following table sets forth an allocation of the unallocated allowance by loan category as of the dates indicated. The unallocated allowance is however applicable to the loan portfolio in its entirety.

                                        At June 30,
                              1992   1993   1994  1995   1996
                                  (Dollars in thousands)
Real estate - mortgage:
 Single-family residential    $  100    210    320   390    290
 Multi-family                  1,410    520    330   270    380
 Commercial                      650  1,090  1,120   910    410
Real estate - construction       110    160    150   220    260
Land acquisition and
 development                      20     20    900    --     --
Unallocated                      574    890    365   860  1,306
 Unallocated allowance for
  loan losses to net
  loans                        2,864  2,890  3,185 2,650  2,646

                                         -11
PAGE

     The following table sets forth an analysis of the Corporation's allowance for possible loan losses for the periods indicated.


                                                    For the Year
                                                   Ended June 30,
                                      1992     1993   1994    1995    1996
                                               (Dollars in thousands)

Allowance at beginning of period     $3,219   3,424   3,090   3,485   2,950
Provision for loan losses             1,364     100     495    (335)     --

Charge offs:
 Residential real estate                180     400     --      --      --
 Commercial real estate                 843      --    100     200      --
 Real estate construction               136       9     --      --      --
 Consumer                                --      --     --      --       4
 Land                                    --      25     --      --      --
   Total charge offs                  1,159     434    100     200       4
   Net charge offs                    1,159     434    100    (535)      4
    Balance at end of period          3,424   3,090  3,485   2,950   2,946

Ratio of allowance to net loans
 outstanding at the end of
 the period                            2.70%   1.93   1.86    1.36    1.26
Ratio of net charge offs to
 average loans outstanding
 during the period                     0.84    0.35   0.06    0.27      --
Ratio of loan loss allowance to
 nonperforming assets                 26.87   36.55  50.79   83.52  263.04
Ratio of loan and real estate
 owned allowance to
 nonperforming assets                 30.04   41.18  50.79   83.52  263.04


Asset and Liability Management Activities

     The Corporation may use interest rate exchange agreements ("swaps") and interest rate caps to control the amount of its interest rate risk by more closely matching the repricing characteristics of its earning assets and costing liabilities or to reduce the cost of longer liabilities. Swaps are agreements in which the Corporation and another party, generally the FHLB-Seattle, and primary dealers of United States government securities, agree to exchange interest payments on a notional principal amount. Caps are agreements whereby for a fixed fee, the Corporation will receive cash payments if a particular interest rate exceeds the predetermined level. Caps and swaps are one component of the Corporation's asset/liability management program. Depending on customer preferences for loan and deposit products, the Corporation may increase its use of interest rate swaps and caps. The Board of Directors reviews the outstanding hedging transactions of the Corporation periodically. At June 30, 1996, the Corporation had $5.0 million notional amount of caps outstanding. See Note 7 of the Notes to the Consolidated Financial Statements contained in the Annual Report for additional information.

Investment Activities

     Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest part of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain liquid assets at minimum levels that are set by the OTS. See "REGULATION -- Federal Home Loan Bank System." The Corporation may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans. For the month ended June 30, 1996, Cascade's regulatory liquidity was 6.06%.

                                         -12-
PAGE

     The Board of Directors sets the investment policy of the Corporation. This policy dictates that investments will generally be made with the intent of holding them available-for-sale and will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Corporation and the return on the investments. The Corporation's policy does not permit investment in noninvestment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which include United States Treasury obligations, securities of various federal agencies, mortgage-backed securities ("MBS"), Small Business Administration securities ("SBA"), collateralized mortgage obligations ("CMOs"), certain certificates of deposits of insured banks, repurchase agreements and federal funds.

     Investment decisions are made by the Management Committee, which meets at least weekly and consists of three members of the Board of Directors, the Chief Financial Officer and other members of senior management. The Management Committee acts within policies established by the Board of Directors. At June 30, 1995 and 1996, the Corporation's securities portfolio totaled approximately $77.7 million and $82.0 million, respectively. For further information concerning the Corporation's securities portfolio, see
Note 2 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Subsidiary Activity

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. Cascade's investment in its service corporations did not exceed these limits at June 30, 1996. At June 30, 1996, Cascade's investment in its subsidiaries was $169,000.

     On October 1, 1992, the Corporation began marketing annuity products, mutual funds and property and casualty insurance to customers and noncustomers in its market areas through a subsidiary, Cascade Investment Services, Inc. Management believes offering these product lines increases customer awareness and will increase the Corporation's noninterest income.

                                         -13-
PAGE

     The following table summarizes the carrying value and estimated market value of the Corporation's portfolio of investment securities at the dates indicated.

                                            At June 30,
                                 1992          1993          1994
                          Carrying  Market Carrying  Market  Carrying  Market
                            Value   Value    Value   Value     Value   Value
Investment securities:                      (In thousands)
 United States government
  agency securities
  and obligations
   SBA                     $    --     --       --       --        --      --
   MBS                       8,225  8,250   28,736   29,380    48,946  46,929
   CMO                       6,716  6,852    7,983    8,085        --      --
 Corporate securities
 and mutual funds               --     --    7,134    7,176    11,315  11,315
  Total investment
   securities               14,941 15,102   43,853   44,641    60,261  58,244


FHLB-Seattle stock           1,764  1,764    2,102    2,102     2,333   2,333

                                      At June 30,
                                 1995             1996
                          Carrying  Market Carrying  Market
                            Value   Value    Value   Value
Investment securities:              (In thousands)
 United States government
  agency securities
  and obligations
   SBA                         --      --   13,721   13,721
   MBS                     69,896  69,360   43,213   42,709
   CMO                         --      --      --        --
 Corporate securities
 and mutual funds           4,507   4,507   21,069   21,069
  Total investment
   securities              74,403  73,867   78,003   77,499

FHLB-Seattle stock          3,319   3,319    4,014    4,014

     The following table sets forth the Corporation's securities portfolio at carrying value at the dates indicated.

                                         At June 30,
                       1992                 1993                 1994
               Carrying  Percent of  Carrying  Percent of Carrying Percent of
                 Value   Portfolio    Value    Portfolio   Value    Portfolio
United States                           (In thousands)
 government
 securities
 SBA           $    --      0.00         --       0.00        --       0.00
 MBS             8,225     55.05     28,736      65.53    48,946      81.22
 CMO             6,716     44.95      7,983      18.20        --       0.00
Corporate
 securities and
 mutual funds       --      0.00      7,134      16.27    11,315      18.78
  Total         14,941    100.00     43,853     100.00    60,261     100.00

                              At June 30,
                       1995                 1996
               Carrying  Percent of  Carrying  Percent of
                 Value   Portfolio    Value    Portfolio
United States                           (In thousands)
 government
 securities
 SBA                --      0.00      13,721     17.59
 MBS            69,896     93.94      43,213     55.40
 CMO                --      0.00          --      0.00
Corporate
 securities and
 mutual funds    4,507      6.06      21,069     27.01
  Total         74,403    100.00      78,003    100.00

                                         -14-
PAGE

Deposit Activities and Other Sources of Funds

     General. The Corporation's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, proceeds from loan sales, FHLB-Seattle advances and reverse repurchase agreements. Deposits and loan repayments are the major source of Cascade's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes.

     Deposit Accounts. The Corporation offers a variety of deposit accounts having a range of interest rates and terms. The Corporation's deposits consist of passbook, negotiable order of withdrawal ("NOW"), money market, and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates, and competition. The Corporation's deposits are obtained primarily from the areas in which its branches are located. The Corporation relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. Individual certificate accounts in excess of $100,000 are not actively solicited by the Corporation but are accepted at rates at or below other funding sources. The Corporation does not accept accounts by any agent or broker acting on behalf of the Corporation.

     In the unlikely event Cascade is liquidated, certain depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders. Substantially all of Cascade's depositors are residents of the State of Washington.

                                     -15-
PAGE

     The following table sets forth information concerning the Corporation's deposits at June 30, 1996. The indicated interest rates are those currently being offered at August 27, 1996.

                                                               Percentage
Interest                                       Minimum           of Total
Rate       Term          Category               Amount  Balance  Deposits
                                                     (In thousands)

1.90%      None          NOW accounts             $100   $8,038    3.60%
3.00       None          Regular savings           100    7,922    4.10
3.45       None          Money market accounts   2,500   34,982    9.90
0.00       None          Non-interest checking     100    1,555     .40

                         Certificates of Deposit
4.37       0 - 3 mos.    Fixed term, fixed rate  1,000    1,469    1.51
5.02       4 - 6 mos.    Fixed term, fixed rate  1,000   11,182    5.51
5.17       7 - 12 mos.   Fixed term, fixed rate  1,000   54,811   24.19
5.27       13 - 24 mos.  Fixed term, fixed rate  1,000   23,725    8.45
5.12       25 - 48 mos.  Fixed term, fixed rate  1,000   11,009    7.82
5.22       49 - 120 mos. Fixed term, fixed rate  1,000   28,002   11.40
4.99       Various       Variable rate           1,000      462     .08
5.14       Various       Jumbo certificates    100,000   34,906   15.66
                                               218,063   100.00

    The following table indicates the amount of the Corporation's jumbo certificates of deposit by time remaining until maturity as of June 30, 1996. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                              Jumbo
                             Certificates
Maturity Period              of Deposits
               (In thousands)

Three months or less          $ 11,000
Three through six months         6,266
Six through twelve months       10,597
Over twelve months               7,043

Total                           34,906

                                         -16-
PAGE

     Borrowings. Savings deposits are the primary source of funds for Cascade's lending and investment activities and for its general business purposes. The Corporation has in the past, however, relied upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Corporation's first mortgage loans, and stock issued by the FHLB-Seattle. At June 30, 1995 and 1996, the Corporation had $61.2 million and $68.5 million, respectively, in advances from the FHLB-Seattle. The Corporation's current credit limit with the FHLB-Seattle is 30% of total assets.

     The Corporation enters into reverse repurchase agreements with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings by the Corporation and are secured by designated investments, and mortgage-backed securities. The proceeds of these transactions are used to meet the cash flow needs of the Corporation. At June 30, 1995 and 1996, the Corporation had $23.3 million and $20.4 million, respectively, in outstanding reverse repurchase agreements.

     The Corporation has an unused commitment of $2.0 million from a regional commercial bank to purchase Fed funds on an unsecured basis.

     The following table sets forth certain information regarding borrowings by the Corporation at the end of and during the periods indicated:

                                          At June 30,
                                   1994      1995       1996
Weighted average rate paid on:
   Securities sold under
    agreements to repurchase      4.30%      6.12       5.44
   FHLB advances                  5.03       6.44       5.86

                                          For the Year
                                         Ended June 30,
                                   1994      1995      1996
Maximum amount of borrowings            (In thousands)
  outstanding at any month end:
   Securities sold under
     agreements to repurchase   $  19,327   36,313    24,593
          FHLB advances            40,334   62,459    78,792

                                            For the Year
                                           Ended June 30,
                                   1994      1995      1996
 Approximate average short-term     (Dollars in thousands)
   borrowings outstanding
  with respect to:
   Securities sold under
     agreements to repurchase    $ 3,814    26,418    21,432
   FHLB advances                  28,310    53,281    64,104

Approximate weighted average
  rate paid on:(1)
   Securities sold under
     agreements to repurchase      4.31%     5.72       5.76
   FHLB advances                   4.45      5.99       6.14
_______________
(1) Computed using the weighted rates of each individual transaction.

Competition

     The Corporation competes for both loans and deposits. The Puget Sound metropolitan area has a high density of financial institutions, some of which are larger and have greater financial resources than the Corporation, and all of which are competitors of the Corporation to varying degrees. The Corporation's competition for loans comes principally from savings and loan associations, corporations, mortgage banking companies, insurance companies, and commercial banks. Its most direct competition for deposits has historically come from savings and loan associations, corporations, commercial banks, and credit unions. The Corporation faces additional competition for deposits from short-term money market funds and other corporate and government securities.

                                    -17-
PAGE

Personnel

     As of June 30, 1996, the Corporation had 87 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

                             REGULATION
General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulation delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.
There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Savings Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Banks

Office  of Thrift Supervision

     The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS possesses the supervisory and regulatory duties and responsibilities formerly vested in the FHLBB. Among other functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions.

Federal Deposit Insurance Corporation

     The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. Upon the enactment of FIRREA on August 9, 1989, the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate funds that are maintained and administered by the FDIC: the BIF and the SAIF. As such, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Cascade's accounts are insured by the SAIF. The FDIC insures deposits at Cascade to the maximum extent permitted by law. Cascade currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from 0.23% of insured deposits for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% of insured deposits for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. Until the second half of 1995, the same amounts applied to BIF member institutions. The FDIC is authorized to raise assessment rates in certain circumstances. Cascade's assessments expensed for the year ended June 30, 1996, equaled $515,000.

     Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions

                                          -18-
PAGE
that are members of the BIF. Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to SAIF member institutions, the FDIC has retained the existing rate schedule of 0.23% to 0.31% of insured deposits. Cascade is, and after the Conversion will remain, a member of the SAIF rather than the BIF.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of Cascade.

Federal Home Loan Bank System

     The FHLB System, consisting of 12 FHLBs, now is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

     Cascade, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle. Cascade complied with this requirement with an investment in FHLB-Seattle stock of $4.0 million at June 30, 1996.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle. At June 30, 1996, Cascade had $68.5 million in advances from the FHLB-Seattle.

Liquidity

     Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratio of Cascade for the month ended June 30, 1996 was 6.1%.

Prompt Corrective Action

     Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations intended to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized"

                                         -19-
PAGE
if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

     At June 30, 1996, Cascade was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. Federal law requires the federal banking regulatory agencies to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the OTS determines that Cascade fails to meet any standard prescribed by the Guidelines, the agency may require Cascade to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Qualified Thrift Lender Test

     All savings associations are required to meet a QTL test set forth in the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (1) the association may not make any new investment or engaging in activities that would not be permissible for national banks; (2) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) the association shall not be eligible to obtain new advances from any FHLB; and (4) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of

                               -20-
PAGE
consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1996, the qualified thrift investments of Cascade were approximately 89% of the its portfolio assets.

Capital Requirements

     Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and
(iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries.
Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a core capital leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to Cascade.

     Savings associations also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets," other than purchased mortgage servicing rights.

     Each savings institution must maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned of that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk

                               -21-
PAGE
categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

     The following table summarizes the capital requirements and the Corporation's capital position at June 30, 1996:

                          At June 30, 1996
                       (Dollars in thousands)
                               Percent of
                      Amount    Assets

Tangible capital      $21,530    6.42%
Tangible capital
 requirement            5,027    1.50
Excess                 16,503    4.92

Core capital           21,530    6.42
Core capital
 requirement           10,055    3.00
Excess                 11,475    3.42

Risk-based capital(a)  23,700   13.70
Risk-based capital
 requirement(a)        13,843    8.00
Excess                  9,857    5.70

(a)  Based on total risk-weighted assets.

Limitations on  Capital Distributions

     OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require Cascade to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital

                                         -22-
PAGE
distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     Cascade is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

Loans to One Borrower

     Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of Cascade's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans-to-one-borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.

    At June 30, 1996, the Corporation had three borrowers with balances in excess of current loans-to-one borrower limits, which total $13.9 million and represent 6.0% of net loans receivable. These loans range in amount from $4.2 million to $5.3 million. Not included in the above is one loan that the OTS has determined was originated violating the limits imposed by FIRREA.
The OTS has not required divestiture of this loan that now totals $2.0 million, and represents 0.9% of net loans receivable. Additional loans to these borrowers will not be permitted until the balance of the borrower's outstanding loan is below the August 9, 1989 loans-to-one borrower limit.
The Corporation is required to make every effort to bring this loan into conformance when possible.

Activities of Savings Associations and Their Subsidiaries

     When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association shall notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

Transactions with Affiliates

     Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as

                                         -23-
PAGE
favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from
Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. Cascade has not been significantly affected by the rules regarding transactions with affiliates and is in compliance with such requirements.

     Cascade's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans Cascade may make to such persons based, in part, on Cascade's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Regulation of the Corporation

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

     Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                         -24-
PAGE

                              TAXATION

Federal Taxation

     General. The Corporation and Cascade report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Cascade's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Cascade or the Corporation.

     Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as Cascade which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. Cascade's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on Cascade's actual loss experience, or a percentage equal to 8% of Cascade's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. Cascade's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on Cascade's actual loss experience over a period of several years. Each year Cascade selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. Cascade used the percentage method bad debt deduction for the taxable years ended June 30, 1994, 1995 and 1996.

     Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, Cascade will no longer be able to calculate its deduction for bad debts using the percentage-of-taxable-income method. Instead, Cascade will be required to compute its deduction based on specific charge-offs during the taxable year (Cascade anticipates that this will result in a higher effective tax rate). This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability.

     Under prior law, if Cascade failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, Cascade would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At June 30, 1996, Cascade's total bad debt reserve for tax purposes was approximately $473,000. Among other things, the qualifying thrift definitional tests required Cascade to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by Cascade in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that Cascade makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in Cascade's taxable income. Nondividend distributions include distributions in excess of Cascade's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of Cascade's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from Cascade's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to Cascade's bad debt reserve and deducted for federal income tax purposes would create a tax liability for Cascade. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.
Thus, if, after the Conversion, Cascade makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by Cascade. Cascade does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

                                         -25-
PAGE

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI.
In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which Cascade's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including Cascade, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from Cascade as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and Cascade will not file a consolidated tax return, except that if the Corporation or Cascade owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     The Savings Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.70% of gross receipts; however interest received on loans secured by mortgages or deeds of trust on residential properties and interest on obligations issued or guaranteed by the United States are not presently subject to the tax. On August 15, 1994, the Department of Revenue of the State of Washington began an audit of the Corporation records for compliance regarding the business and occupation tax. The Corporation had not been audited for seventeen years. The Department of Revenue has issued a tax billing for approximately $270,000 of which the Corporation has set aside reserves of $120,000. The Corporation has filed an appeal with the Department of Revenue and believes its appeal will be upheld or will challenge the issues in court.

Item 2.  Description of Properties

     The Corporation owns five full service branch locations and leases two full service locations along with two loan origination offices. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at June 30, 1996, including leasehold improvements, furniture and fixtures, of $6.1 million. The Corporation leases approximately 20% of its main office and approximately 50% of its Marysville office to non-affiliated parties. See Note 5 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Item 3.  Legal Proceedings

     Periodically, there have been various claims and lawsuits involving the Corporation as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Corporation's business. In the opinion of management and the Corporation's legal counsel, no significant loss is expected from any of such pending claims or lawsuits.

     Former Management. On February 21, 1995, the United States Supreme Court refused to consider the United States Ninth Circuit Court of Appeals ruling upholding an OTS restitution order against the Corporation's former Chairman and Chief Executive Officer. As a result the Corporation recorded approximately $400,000 of after-tax income from the restitution order. The OTS has separately brought an enforcement action in relation to security provided by the former executive, and in March 1994, the United States District Court for the Western District of Washington entered a judgement requiring payment of approximately $280,000 to the Corporation by the former executive. During 1996, $150,000 of this amount was collected. Ultimate collection of the remaining amount will be recorded as income when received.

     On March 30, 1995, the United States District Court granted the Corporation's motion for summary judgement in a suit brought by the former executive against the Corporation and several current executive officers.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                         -26-
PAGE

                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The information contained under the caption "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item  6.  Selected Financial Data

The following table sets forth selected consolidated financial and other data.
                             As of, or for the year ended, June 30,
                          1992      1993      1994      1995     1996

                   Dollars in thousands except per share amounts (unaudited) Financial Condition Data:
 Total assets           $171,995   222,421   258,049   310,943  334,431
 Loans, net              119,212   156,960   183,839   216,609  228,934
 Cash and securities      27,216    23,127    65,794    83,484   90,635
 Deposits                147,363   166,143   181,131   199,938  218,063
 Stockholders'  equity     8,710    14,385    16,381    19,294   20,815

Operating Data:
 Interest income          18,893    14,333    16,545    23,378   24,776
 Interest expense         12,928     9,329     9,142    13,933   16,563
 Net interest income       5,965     5,004     7,403     9,445    8,213

 Provision  for (recovery
  of) loan losses          1,140       100       495      (335)      --

  Net interest income
     after provision
     for loan losses       4,825     4,904     6,908     9,780    8,213

 Other income              5,567     6,411     5,135     2,478    2,226
 Other expense             9,597     8,975     9,006     7,879    7,004

 Income before Federal
  income taxes               795     2,340     3,037     4,379    3,435

 Federal income taxes        271       802     1,033     1,489    1,167

 Cumulative effect of
  accounting change        1,001        --        --        --       --

  Net income               1,525     1,538     2,004     2,890     2,268

 Per share earnings
  (fully diluted)            n/a      0.71      0.91      1.28      0.99

 Weighted average number
  of shares outstanding
  (fully diluted)            n/a 2,171,648 2,213,213 2,256,306 2,282,033

Key operating ratios:
 Return on average assets    0.70%    0.77     0.85       0.98     0.71

 Return on average equity   19.90    12.05    12.98      15.75    11.31

 Net interest margin (1)     3.21     2.81     3.31       3.32     2.68

 Allowance for loan losses
 to total loans              2.70     1.93     1.86       1.36     1.29

 Ratio of nonperforming
 assets to total assets      7.41     3.80     2.66       1.11     0.34


(1) Margin for 1995 includes recovery of $2.1 million of delinquent interest. Margin without this recovery is 2.59%.

                                         -27-
PAGE

Quarterly Results:

                          Quarter Ended                Quarter Ended
                     Sept   Dec    Mar    Jun    Sept   Dec    Mar    Jun
                      30,   31,    31,    30,    30,    31,    31,    30,
                     1995   1995   1996   1996   1994   1994   1995   1995
                     (dollars in thousands, except per share data, unaudited)
Results of Operations
 Interest income    $5,809  5,922  6,189  6,854  6,704  5,469  5,495  5,709
 Interest expense    4,150  4,108  4,190  4,113  2,733  3,451  3,730  4,019
  Net interest
   income            1,659  1,814  1,999  2,741  3,971  2,018  1,765  1,690

 Provision for loan
  losses                --     --     --     --     --     --   (335)    --
 Other income          548    327    780    571    789    368    735    638
 Other expense       1,716  1,611  1,788  1,888  1,967  1,965  2,219  1,728
  Income before
    income taxes       491    530    991  1,424  2,793    421    616    600

 Provision for
  income taxes         167    180    337    484    950    143    209    238

  Net income           324    350    654    940  1,843    278    407    362

 Earnings per common
   and common
   equivalent share   0.14   0.15   0.29   0.42   0.82   0.12   0.18   0.16
 Earnings per common
   share, fully
   diluted            0.14   0.15   0.29   0.41   0.82   0.12   0.18   0.16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                         -28-
PAGE

                              PART III

Item 10.  Directors and Executive Officers of the  Registrant

     The information contained under the section captioned "Proposal I - Election of Directors" contained in the Corporation's Definitive Proxy Statement for the Corporation's 1996 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with
Section 16(a) of the Exchange Act.

The following table sets forth information with respect to the executive officers of the Corporation and the Savings Bank.

Name                  Age(a)      Position

Frank M. McCord         66        Chairman and Chief
                                  Executive Officer(b)

C. Fredrick Safstrom    42        President, Chief Operating
                                  Officer and Director(b)

Robert G. Disotell      42        Executive Vice President,
                                  Chief Lending Officer and
                                  Director(b)

Russell E. Rosendal     37        Executive Vice President,
                                  Chief Financial Officer
                                  and Secretary/Treasurer(b)

Steven R. Erickson      40        Executive Vice President,
                                  Credit Administration and
                                  Construction Lending

J. Wesley Cochran       42        Senior Vice President
                                  Chief Savings Officer

(a) As of June 30, 1996.
(b) Officer of the Corporation and Savings Bank

     The principal occupation of each executive officer of the Corporation and Savings Bank is set forth below. All of the officers listed above have held positions with or been employed by the Corporation or Savings Bank for five years unless otherwise stated. All executive officers reside in Everett, Washington, unless otherwise stated. There are no family relationships among or between the executive officers listed above.

     FRANK M. McCORD, C.P.A. became Chairman of the Board of Directors, President and Chief Executive Officer of the Savings Bank in 1990 and subsequently the Corporation. Mr. McCord was the Managing Partner of KPMG Peat Marwick, Seattle, Washington office until his retirement in 1986. In addition to his responsibilities to the Corporation, Mr. McCord is a director of the Everett Area Chamber of Commerce and serves as it's Chairman, the Everett Performing Arts Association, and Housing Hope, a local housing agency. Mr. McCord also serves as a Director of Horizon/CMS Healthcare Corporation a publicly-held company listed on the New York Stock Exchange, which is one of the largest diversified health care providers in the United States. Mr. McCord has previously served as President of the Evergreen Area Council of Boy Scouts of America, Treasurer of the United Way of King County, Trustee of Seattle University, a Fellow of Seattle Pacific University, Treasurer of the Washington Society of Certified Public Accountants, and a Director of the Seattle Chamber of Commerce.

                                         -29-
PAGE

     C. FREDRICK SAFSTROM joined Cascade in 1976 and has managed several areas including branch management, secondary marketing, loan underwriting and regulatory compliance. In June 1990 Mr. Safstrom was elected to the Board of Directors and in December 1991 was elected President. Mr. Safstrom is a trustee and the treasurer of the Snohomish County YMCA, a board member of the Snohomish County Investment Plan Corporation, a director of the Everett Public Schools Foundation, member of the Everett Rotary, and is active in various housing related boards and committees.

     ROBERT G. DISOTELL has been employed by Cascade for approximately nineteen years and has managed all areas of the Loan Division. He currently serves as a Director and an Executive Vice President. As Chief Lending Officer, he is responsible for mortgage loan production, consumer lending, and is the Bank's Community Reinvestment Act ("CRA") officer. Mr. Disotell also serves on the Board of Directors for Catholic Community Services of Snohomish County. Mr. Disotell is a resident of Arlington, Washington.

     RUSSELL E. ROSENDAL is the Executive Vice President, Chief Financial Officer and Secretary/Treasurer of the Corporation. Mr. Rosendal joined Cascade in September 1983 and was elected Corporate Secretary/Treasurer in December 1991. He has served as President of the Puget Sound chapter of the Financial Managers Society and serves on their Asset/Liability Committee. Mr. Rosendal is a resident of Mukilteo, Washington.

     STEVEN R. ERICKSON is the Executive Vice President of the Savings Bank responsible for managing business, residential construction, and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board of Directors of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

     J. WESLEY COCHRAN joined Cascade in 1992 as Chief Savings Officer and Manager of the Everett Main Office Branch. As Chief Savings Officer, he is responsible for management of the bank's full service offices and deposit production. In August 1996 he was elected as a Senior Vice President. Mr. Cochran has a 20 year background in mortgage banking and thrift institution branch management. Mr. Cochran serves on the boards of the Everett Salvation Army, American Heart Association, Everett Theater Society and is a member of the South Everett/Mukilteo Rotary Club. He is a resident of Redmond, Washington.

Item 11.  Executive Compensation

     The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  (a)  Security Ownership of Certain Beneficial Owners

       Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement

  (b)  Security Ownership of Management

       The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

  (c)  Changes in Control

       The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

                                         -30-
PAGE

Item  13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions with the Corporation" of the Proxy Statement.

                               PART IV

Item 14.  Exhibits  Financial Statement Schedules, and  Reports on Form 8-K

(a) (1)(2) Independent Auditors' Report
           Consolidated Financial Statements
    (a)  Consolidated Balance Sheets as of June 30, 1995 and June 30, 1996
    (b) Consolidated Statements of Operations for the Years Ended June 30, 1994, 1995 and 1996.
    (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30,1994, 1995 and 1996.
    (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 1994, 1995 and 1996.
    (e)  Notes to Consolidated Financial Statements

     All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

    (3) Exhibits
         2 Agreement and Plan of Reorganization dated July 19, 1994 by and between Cascade Savings Bank, FSB; Cascade Financial Corporation; Cascade Investment Services, a Washington corporation; and Cascade Interim Federal Savings Bank*

       3.1    Certificate of Incorporation of Cascade Financial Corporation*

       3.2    Bylaws of Cascade Financial Corporation*

      10.1    Cascade Savings Bank, FSB 1994 Employee Stock Purchase Plan*

      10.2    Cascade Savings Bank, FSB 1992 Stock Option and Incentive
              Plan**

      10.3    Cascade Savings Bank, FSB Employee Stock Ownership Plan**

        13    Cascade Financial Corporation 1996 Annual Report to
              Stockholders

        21    Subsidiaries

        23    Consent of Auditors

        27    Financial Data Schedule

   (b)  Reports on Form 8-K

        No Forms 8-K were filed during the quarter ended June 30, 1996.
 _________________
* Incorporated by reference to the Corporation's Registration Statement on Form S-4 File No. 33-83200.
**Incorporated by reference to the Corporation's Annual Report on Form 10-KSB
  For June 30, 1995.

                                         -31-
PAGE

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CASCADE FINANCIAL CORPORATION

Date:  September 27, 1996          By: /s/ Frank M. McCord
                                       Frank M. McCord
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Russell E. Rosendal        By: /s/ D. R. Murphy
    Russell E. Rosendal                D. R. Murphy
    Executive Vice President           Director
    (Chief Financial and
    Accounting Officer)
Date:  September 27, 1996          Date:  September 27, 1996


By: /s/ C. F. Safstrom             By: /s/ Ronald E Thompson
    C. F. Safstrom                     Ronald E. Thompson
    President and Director             Director
Date:  September 27, 1996          Date: September 27, 1996



By: /s/ Robert Disotell            By: /s/ G. Brandt Westover
    Robert Disotell                    G. Brandt Westover
    Executive Vice President/          Director
    Director
Date:  September 27, 1996           Date: September 27, 1996



By: /s/ David W. Duce              By: /s/ Paull Shin
    David W. Duce                      Paull Shin
    Director                           Director
Date:  September 27, 1996          Date:  September 27, 1996


By: /s/ Gary Meisner               By: /s/Joan M. Earl
    Gary Meisner                       Joan M. Earl
    Director                           Director
Date:  September 27, 1996          Date:  September 27, 1996


By: /s/ Dwayne Lane
    Dwayne Lane
    Director
Date:  September 27, 1996

PAGE

                             EXHIBIT 13

                 1996 Annual Report to Stockholders

Logo of
CASCADE FINANCIAL CORPORATION




                            1996
                        ANNUAL REPORT

Cascade Financial Corporation 1996

Table of Contents

Message to Stockholders                                    2
Financial Highlights                                       3
Corporate Profile                                          4
Management's Discussion and
 Analysis of Financial Condition
 and Results of Operations                                 5
Independent Auditors' Report                              16
Consolidated Financial Statements                         17
Common Stock Information                   Inside Back Cover
Corporate Information                             Back Cover


PAGE

To our Stockholders

     Cascade Financial Corporation has completed another successful year with assets now exceeding $334 million. Good progress was made in diversifying our financial products, expanding our customer base and reducing expenses.

     We were especially pleased to declare our fourth consecutive 25% stock dividend.

     With a growing local economy, loan demand has been strong. Good quality, higher yielding loans have been added to our loan portfolio. These loans include residential, home equity, consumer, construction, apartment and commercial real estate. Because most of these loans have adjustable rates, our exposure to interest fluctuations has been reduced.

     The problem loans originated in the 1980s have essentially been resolved. This results in a stronger balance sheet and a greatly improved core income.

     While loan demand has been strong, competition for deposits is intense. However, checking balances increased 18% in fiscal 1996. Our "Gold Club" checking was nationally recognized by the country's leading consumer research magazine. We recently added a free checking product and initiated a marketing campaign to further increase checking accounts.

     We are utilizing both technology and personalized customer service to grow our consumer banking activities. In 1996 our second in-store branch was opened in Mukilteo. Later this year we will introduce 24-hour telephone banking services.

     We are closely following legislation in Congress that could have a significant long term benefit to Cascade Savings Bank and result in comparable FDIC insurance premiums for the entire banking industry. If such legislation had been passed in 1996, net earnings would have increased by $300,000.

     Our most important goal is to create additional stockholder value over the long term. To date, $1,000 invested at our conversion to a publicly held company in September 1992 is worth $7,120.

     We are continually grateful for the support of our stockholders, directors, employees, and customers. Your referrals of new customers are extremely important and greatly appreciated. We look forward to an exciting year ahead and invite you to call us with your comments and suggestions.

/s/ Frank M. McCord                        /s/ Fred Safstrom

Frank M. McCord                            Fred Safstrom
Chairman and                               President and
Chief Executive Officer                    Chief Operating Officer

                                        2
PAGE

Financial Highlights

[Dollars in thousands except per share amounts (unaudited)]

Years ended
 June 30,           1992       1993        1994       1995        1996

Financial
 Condition
Total assets     $171,995     $222,421    $258,049   $310,943    $334,431
Loans, net        119,212      156,960     183,839    216,609     233,612
Cash and
 securities        27,216       23,127      65,794     83,484      90,635
Deposits          147,363      166,143     181,131    199,938     218,063
Stockholders'
 equity             8,710       14,372      16,374     19,287      20,815
pard

Operating Data
Interest income   $18,893      $14,333     $16,545    $23,378     $24,776
Interest expense   12,928        9,329       9,142     13,933      16,563
Net interest
 income             5,965        5,004       7,403      9,445       8,213
Provision for
 (recovery of)
 loan losses        1,140          100         495       (335)         --
Net interest
  income after
  provision for
  loan losses       4,825        4,904       6,908      9,780       8,213
Other income        5,567        6,411       5,135      2,478       2,226
Other expenses      9,597        8,975       9,006      7,879       7,004
Income before
 Federal income
 taxes                795        2,340       3,037      4,379       3,435
Federal income taxes  271          802       1,033      1,489       1,167
Cumulative effect of
 accounting change  1,001           --          --         --          --
Net income          1,525        1,538       2,004      2,890       2,268
Per share earnings
 (fully diluted)       NA          .71         .91       1.28         .99
Weighted average
 number of shares
 outstanding
 (fully diluted)       NA    2,171,648   2,213,213  2,256,306   2,282,033

Operating Ratios
Return on average
 assets              0.70%         .77%        .85%       .98%        .71%
Return on average
 equity             19.90        12.05       12.98      15.75       11.31
Net interest
 margin              3.21         2.81        3.31       3.32        2.68
Allowance for
 loan losses
 to net loans        2.70         1.93        1.86       1.36        1.29
Ratio of
 nonperforming
 assets to total
 assets              7.41         3.80        2.66       1.11         .34

* Margin for 1995 includes recovery of $2.1 million of delinquent interest. Margin without this recovery is 2.59%.

                                        3
PAGE

Corporate Profile and Business Strategy

     Cascade Savings Bank, FSB ("Bank") was organized in 1916 as a mutual savings and loan association. On September 15, 1992, Cascade completed its conversion to a federal stock savings bank. On November 30, 1994, a reorganization into a holding company structure was completed with the Bank becoming a wholly owned subsidiary of the Cascade Financial Corporation (the "Corporation").

Cascade's Mission is to...

- -- Deliver excellent financial products and services in the Puget Sound region
- -- Diligently serve our local communities
- -- Achieve superior financial performance to benefit our stockholders, customers and employees

Business Strategy

Management's strategy is to increase the portfolio of consumer, multifamily, construction and commercial real estate loans which have relatively high margins. This asset growth will be funded by increasing deposit relationships with individuals and small businesses. New deposit customers will be attracted through additional branches, ATMs, EXCHANGE/ACCEL point-of-sale system, Cascade's TELLERPHONE banking system and other marketing activities.

Cascade Investment Services, Inc., a subsidiary of the Bank, provides investment and insurance products to our customers.

Business Banking

Cascade provides loans to developers, builders, owners and investors for residential and commercial real estate properties in the Puget Sound region.

                                   (Dollars in thousands)
Balances Outstanding at
 June 30,                        1994      1995      1996
Construction loans             $17,677    22,708    28,277
Multifamily loans               24,308    27,169    37,540
Commercial real estate loans    18,850    16,770    14,739

Consumer Banking
One-to-four family home loans  127,794   157,518   159,749
Home equity loans                  746     3,553     6,792
Consumer loans                      --        --       507
Consumer deposits              151,082   166,352   179,381

                                        4
PAGE

MANAGEMENT'S DISCUSSION AND ANALYSIS

Asset and Liability Management

     The Corporation's principal financial objective is to maximize long-term profitability while limiting exposure to fluctuations in interest rates. Minimizing interest rate risk reduces the financial benefits of falling interest rates and the adverse consequences of rising interest rates. The Corporation intends to reduce risk where appropriate but accept a degree of risk when warranted by economic circumstances and internal risk tolerance.

     Expected interest rate sensitivity of assets and liabilities as of June 30, 1996 is shown on the table on page six. The Corporation's asset and liability management strategy has resulted in a negative one-year gap as a percent of total assets of 19% at June 30, 1995 and 14% at June 30, 1996. There are numerous estimates and assumptions which significantly influence this calculation. At June 30, 1996, a 200 basis point increase in rates would reduce forecasted net interest income by approximately 7%.

     The Board of Directors sets guidelines for allowable changes in net interest income. Asset maturities are controlled by holding adjustable rate and balloon loans and selling fixed rate loans. By adjusting the pricing on savings deposits, differing deposit maturities can be obtained to lengthen or shorten the repricing time for liability maturities.

     The Bank can also borrow funds from the Federal Home Loan Bank of Seattle (the "FHLB-Seattle"). At various times instruments such as interest rate swaps, interest rate cap agreements, and forward sale commitments are used to reduce the negative effect that rising rates could have on net interest income, or to lower the cost of long-term liabilities. Management has established strict policies and guidelines for the use of these off-balance sheet instruments.

Review of Financial Position

     Total assets increased to $334 million at June 30, 1996, an 8% increase over 1995 and 30% over 1994. Total loans increased by $17 million to $234 million from $217 million at June 30, 1995 and $184 million at June 30, 1994. Most of this increase was due to originations of nonconforming residential loans, multifamily loans and residential construction loans. Cash and securities increased to $91 million in 1996 compared with $83 million in 1995 and $66 million in 1994. This increase was due to management's desire to maintain the Bank's capital ratio near 6%.

      Deposits increased to $218 million at June 30, 1996 compared with $200 million in 1995 and $181 million in 1994. Management has sought to fund asset growth through retail deposits. Total borrowings increased by $5 million in 1996 and $26 million in 1995 to $89 million at June 30, 1996.

Asset Quality

     At June 30, 1996, non-performing loans totaled $373,000 compared to $597,000 in 1995 and $7 million at June 30, 1994. Loans classified as substandard decreased from $13 million at June 30, 1994 to $7 million at June 30, 1995 and to $1 million at June 30, 1996.

     At June 30, 1996, real estate owned (REO) totaled $747,000 compared to $1.6 million at June 30, 1995 and $150,000 in 1994. The decrease in REO in 1996 was due to a sale resulting in a $24,000 gain.

                                        5
PAGE

The gap between interest-sensitive assets and interest-sensitive liabilities at June 30, 1996 is shown in the following table.

                                 Maturity or Repricing Period
                      Within       1-3      3-5     5-10    Over 10
                     One Year     Years    Years    Years    Years    Total
                                   (Dollars in thousands)

Interest-Sensitive
 Assets

Fixed rate mortgage
 loans               $26,842     38,512    13,737   6,199   7,628    92,918
Adjustable rate
 mortgage loans      113,973     13,165    18,660      --      --   145,798
Mortgage-backed
 securities           19,837     10,614     4,060   5,247    3,931   43,689
Investment
 securities           43,638         --        --      --       --   43,638
Interest-earning
 assets              204,290     62,291    36,457  11,446   11,559  326,043
Impact of interest
 rate caps             5,000     (5,000)       --      --       --       --
Total interest-
 sensitive assets    209,290     57,291    36,457  11,446   11,559  326,043
Cash on hand
 and in banks                                                         3,627
Other assets                                                          4,761
Total assets                                                       $334,431

Interest-Sensitive Liabilities

Savings and checking
 accounts             15,960         --        --     --       --    15,960
Money market accounts 34,982         --        --     --       --    34,982
Certificates of
 deposit             123,399     23,766    18,293    108       --   165,566
Other borrowings      81,833      7,000        --    159       --    88,992
Total interest-
 sensitive
 liabilities         256,174     30,766    18,293    267       --  $305,500
Other liabilities                                                     8,116
Stockholders' equity                                                 20,815

Total liabilities and
 stockholders' equity                                              $334,431
Excess (deficiency) of
 interest-sensitive
 assets over interest-
 sensitive
 liabilities         (46,884)    26,525   18,164  11,179  11,559    20,543
Cumulative excess
 (deficiency) of
 interest-sensitive
 assets              (46,884)   (20,359)  (2,195)  8,984  20,543       --
Ratio of cumulative
 gap to total assets (14.01)%     (6.01)   (0.66)   2.69    6.14       --

                                        6
PAGE

Average Balance Sheets

     Corporate earnings depend on the amount and yield on interest-earning assets (primarily loans and investments) and the expense of interest-bearing liabilities (primarily deposit accounts and borrowings). The following table sets forth average balances of assets and liabilities, interest income from interest-earning assets, interest expense on interest-bearing liabilities, percentage yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances have been calculated using the month-end balances. Such average balances are considered to be representative of the average daily balance for each period presented.

Assets

For the year                    (Dollars in thousands)
ended June 30,              1994                        1995
                  Average  Interest  Yield/   Average  Interest   Yield/
                  Balance   Income   Cost     Balance   Income     Cost

Interest-earning
 assets (1)

Mortgage loans   $177,059    13,878  7.84    198,568    18,384     9.26

Home equity
and consumer
 loans                 --        --    --         --        --       --

Total loans       177,059    13,878  7.84    198,568    18,384     9.26

Mortgage-backed
 securities        34,356     1,918  5.58     78,238     4,477     5.72

Investment and
 trading
 securities         8,388       349  4.16      3,135       213     6.79

Interest-earning
 deposits &
 FHLB stock         3,988       400 10.03      4,207       304     7.23

Total interest-
 earning assets   223,791    16,545  7.39    284,148    23,378     8.23

Non interest-
 earning assets

Office properties
 and equipment,
 net                7,074                      6,471

Real estate, net      133                        589

Other non-interest-
 earning assets     4,192                      2,789

Total assets      235,190                    293,997

Assets

For the year              (Dollars in thousands)
ended June 30,                      1996
                          Average  Interest  Yield/
                          Balance   Income   Cost
Interest-earning
 assets (1)

Mortgage loans           $221,827   19,170   8.64

Home equity
and consumer
 loans                      5,438      480   8.83

Total loans               227,265   19,650   8.65
Mortgage-backed
 securities                56,670    3,616   6.38

Investment and
 trading
 securities                17,542    1,098   6.26

Interest-earning
 deposits &
 FHLB stock                 5,286      412   7.79

Total interest-
 earning assets           306,763   24,776   8.08

Non interest-
 earning assets

Office properties
 and equipment,
 net                        6,206

Real estate, net            1,807

Other non-interest-
 earning assets             4,334

Total assets              319,110


                                        7
PAGE

                   (table continued on following page)

                            1994                        1995
                  Average  Interest  Yield/   Average  Interest   Yield/
                  Balance   Income   Cost     Balance   Income     Cost


Liabilities and Equity

Interest-bearing
 liabilities

Passbook accounts $  8,901    275    3.08      8,788      271      3.09

Checking accounts    8,028    190    2.36      8,205      182      2.22

Money market
 accounts           28,715  1,092    3.80     22,542      894      3.97

Certificates of
 deposit           130,947  6,151    4.70   145,061     7,786      5.37

Total deposits     176,591  7,708    4.36   184,596     9,133      4.95

Other interest-
 bearing
 liabilities

FHLB advances       29,984  1,270    4.24    55,309     3,196      5.78

Other interest-
 bearing
 liabilities         4,473    164    3.67    28,229     1,604      5.68

Total interest-
 bearing
 liabilities       211,048  9,142    4.33   268,134    13,933      5.20

Other liabilities    8,705                    7,518

Total liabilities  219,753                  275,652

Stockholders'
 equity             15,437                   18,345

Total liabilities
 and stockholders'
 equity            235,190                  293,997

Net interest
 income (1)(2)              7,403                       9,445

Interest rate
 spread (1)(3)                       3.06                          3.03

Net interest
 margin (1)(4)                       3.31                          3.32

Average interest-
 earning assets
 to average
 interest-bearing
 liabilities        106.04                   105.97


                                   1996
                          Average  Interest  Yield/
                          Balance   Income   Cost

Liabilities and Equity

Interest-bearing
 liabilities

Passbook accounts        $  7,844      253     3.23

Checking accounts           9,711      165     1.70

Money market
 accounts                  20,853      896     4.30

Certificates of
 deposit                  167,150   10,077     6.03

Total deposits            205,558   11,391     5.54

Other interest-
 bearing
 liabilities

FHLB advances              64,380    3,937     6.12

Other interest-
 bearing
 liabilities               21,697    1,235     5.69

Total interest-
 bearing
 liabilities              291,635   16,563     5.68

Other liabilities           7,429

Total liabilities         299,064

Stockholders'
 equity                    20,046

Total liabilities
 and stockholders'
 equity                   319,110

Net interest
 income (1)(2)                       8,213

Interest rate
 spread (1)(3)                                 2.40

Net interest
 margin (1)(4)                                 2.68

Average interest-
 earning assets
 to average
 interest-bearing
 liabilities               105.19
- --------------------
(1) Does not include interest on loans 90 days or more past due. Includes recovery of $2.1 million in delinquent interest in 1995.
(2) Interest on total interest-earning assets less interest on total interest-bearing liabilities.
(3) Total interest-earning assets yield less total interest-bearing liabilities cost.
(4) Net interest income as an annualized percentage of total interest-earning assets.

                                        8
PAGE

Yields Earned and Rates Paid

The following table sets forth the weighted average yield on assets, the weighted average interest rate on liabilities, and the net yield on interest-earning assets.

                                 For the Years Ended June 30,      At June 30,
                                 1994         1995*       1996          1996

Weighted average yield on
 loan portfolio                 7.84%         9.26       8.65           8.44

Weighted average yield on
 mortgage-backed securities     5.58          5.72       6.38           6.16

Weighted average yield on
 securities portfolio and
 cash equivalents               6.05          7.04       6.61           6.33

Weighted average yield on all
 interest-earning assets        7.39          8.23       8.08           7.87

Weighted average rate
 paid on deposits               4.36          4.95       5.54           5.33

Weighted average rate paid on FHLB
 advances and other borrowings  4.16          5.75       6.01           5.75

Weighted average rate paid on
 all interest-bearing
  liabilities                   4.33          5.20       5.68           5.49

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and
 all interest-bearing
  liabilities)                  3.06          3.03       2.40           2.38

Net interest margin (net interest
 income as a percentage of average
 interest-earning assets)       3.31          3.32       2.68             NA


* Reduced for the $2.1 million recovery, the yield on loan portfolio, yield on earning assets, spread, and net interest margin are: 8.21%, 7.49%, 2.29% and 2.59%, respectively.

                                        9
PAGE

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income.
Information is provided with respect to (i) effects on interest income attributable to changes in volume
(changes in volume in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                 Year Ended June 30, 1994     Year Ended June 30, 1994       Year Ended June 30, 1994
                  Compared to Year Ended       Compared to Year Ended         Compared to Year Ended
                       June 30, 1993                 June 30, 1993                  June 30, 1993
                Increase (Decrease) Due to    Increase (Decrease) Due to     Increase (Decrease) Due to
                               Rate/                         Rate/                           Rate/
                Rate  Volume  Volume   Net     Rate  Volume Volume  Net      Rate   Volume  Volume   Net

                                                (Dollars in thousands)

Interest-
 earning
 assets

Mortgage
 loans (1)   $(1,168)   4,813   (520)   3,125   2,515   1,686  305   4,506   (1,224)   2,154   (144)   786
Home equity
 & consumer
 loans (1)        (1)      (1)     1       (1)     --      --   --      --       --       --    480    480
Total
 loans (1)    (1,169)   4,812   (519)   3,124   2,515   1,686  305   4,506   (1,224)   2,154    336  1,266
Mortgage-backed
 securities     (181)     233    (23)      29      48   2,449   62   2,559      515   (1,234)  (142)  (861)
Securities      (605)    (851)   355   (1,101)    222    (220)(138)   (136)     (16)     977    (76)   885
Interest-
 earning
 deposits        242      (41)   (41)     160    (112)     22   (6)    (96)      24       78       6   108
Change in
 income on
 interest-
 earning
 assets       (1,713)   4,153   (228)   2,212  2,673  3,937  223    6,833    (701)  1,975     124   1,398

Interest-
 bearing
 liabilities

Interest-
 bearing
 deposits     (1,578)     971   (181)    (788) 1,029    349   47     1,425  1,096   1,038      124  2,258
FHLB advances     (9)     617     (7)     601    462  1,074  390     1,926    186     524       31    741
Other borrowings (18)      20     (2)      --     91    872  477     1,440      3    (371)      (1)  (369)
Change in expense
 on interest-
 bearing
 liabilities  (1,605)   1,608   (190)    (187) 1,582  2,295  914     4,791  1,285  1,191      154  2,630
Increase
 (decrease)
 net interest
 income                                2,399                         2,042                        (1,232)

PAGE

(1) Does not include interest on loans ninety days or more past due.
(2) Includes $2.1 million interest recovery.

                                        10
PAGE

OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

Interest Income

     Interest income increased to $24.8 million for the year ended June 30, 1996 compared with $23.4 million in 1995 and $16.5 million in 1994. The principal reason for these increases was the higher earning asset balance of $306.8 million in 1996 compared to $284.1 million in 1995 and $223.8 million in 1994. Additionally, in 1995 the Corporation recovered $2.1 million in interest from the payoff of a large delinquent loan. The yield on interest earning assets adjusted for the interest recovery increased to 8.08% in 1996 from 7.49% in 1995 and 7.39% in 1994 due to the increase in yields on adjustable rate loans and reinvestment of cash flows at higher interest rates. Interest on loans, adjusted for the interest recovery increased by $3.4 million in 1996 and $2.4 million in 1995 from $13.9 million in 1994. This resulted from an increased average portfolio balance of $227.3 million in 1996, compared to $198.6 million in 1995 and $177.1 million in 1994 and an increase in the yield on loans from 7.84% in 1994 to 8.21% in 1995 and 8.65% in 1996. Interest on securities, FHLB-Seattle stock and interest-bearing deposits increased to $5.1 million in 1996 from $5.0 million in 1995 and $2.7 million in 1994.

Interest Expense

     Interest expense increased by $2.6 million in 1996 and $4.8 million in 1995. These increases were the result of higher market interest rates and higher balances of deposits and borrowings to fund the increased earning assets. The average cost of all liabilities increased to 5.68% in 1996, compared with 5.20% in 1995 and 4.33% in 1994. Interest expense on deposits increased by $2.3 million to $11.4 million in 1996 compared to $9.1 million in 1995 and $7.7 million in 1994. Management has sought to fund asset growth with deposits from new and existing customers. Hedging activities decreased interest expense by $49,000 and $42,000 during the years ended June 30, 1996 and 1995, respectively. This compares to an increase of $54,000 in the 1994 period. Interest rate swaps and caps are used to reduce interest rate risk or cost of longer-term liabilities. At June 30, 1996 $5.0 million in interest rate cap agreements were outstanding. At June 30, 1995 $7.5 million in swaps were outstanding.

Net Interest Income

     Net interest income for the year ended June 30, 1996, decreased by $1.2 million to $8.2 million compared with $9.4 million in 1995 and $7.4 million in 1994. The decrease in 1996 is the result of the $2.1 million interest recovery offset by an increase in earning assets of $22.6 million and an increase in the interest rate margin of nine basis points (after adjusting the 1995 margin for the interest recovery) to 2.68% in 1996. The trend towards reduced interest margins is occurring throughout the banking industry, especially in the state of Washington. Washington financial institutions have one of the highest cost of funds in the nation, based on data recently published by the federal banking agencies.

Provisions for Loan Losses

     No provision for loan losses was considered necessary in 1996. There was a recovery of $335,000 in 1995 after the repayment of a $5.1 million delinquent loan. After the repayment management determined the allowance for

                                        11
PAGE
loan losses was higher than necessary and was reduced accordingly. The provision for losses in 1994 was $495,000. As the credit quality of the loan portfolio continued to improve, additional provisions were not considered necessary in 1996. At June 30, 1996, 1995 and 1994, the loan loss allowance totaled $2.9 million, $3.0 million and $3.5 million respectively and was 1.2%, 1.3% and 1.9% respectively, of net loans. The allowance for loan losses is continuously monitored and adjusted as the economic conditions change. Although the allowance is maintained at levels considered to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional provisions will not be necessary in the future.

Other Income

     Other income decreased by $252,000 to $2.2 million in 1996 compared to 1995 and by $2.9 million compared to 1994. The principal reason for the reduction in 1996 was a $474,000 decrease in restitution recovery income and $238,000 decrease in gains on sales of loan servicing rights. In 1996 gains from sales of loans and mortgage-backed securities increased by $518,000 and gains on sales of securities available-for-sale increased to $338,000. The reduction in other income from 1994 is principally the result of a $2.5 million decrease in gains on sales of mortgage servicing rights due to reduced mortgage banking activity. Although not assured, management anticipates future mortgage banking revenues will remain consistent with the 1995- 1996 period.

Other Expenses

     Other expenses decreased by $875,000 to $7.0 million in 1996 compared to $7.9 million in 1995 and $9.0 million in 1994. Salary and employee benefits expenses decreased by $233,000 in 1996 and $1.1 million in 1995 as a result of mortgage banking staff reductions and decreased compensation to loan personnel. A $332,000 restructuring charge was incurred in 1995 to close certain loan origination offices. This charge was comprised of $95,000 in required lease payments, $201,000 in equipment and leasehold write-offs on closed facilities and $36,000 in severance costs.

     Marketing expenses decreased $135,000 to $198,000 in 1996 compared to $330,000 in 1995. Increased expenses for marketing, technology and product delivery systems are anticipated.

     Congress is currently considering a recapitalization of the FDIC insurance fund which would require the Bank to make a one-time, after-tax payment of approximately $900,000. The proposed legislation would decrease the Bank's annual insurance premium by approximately $300,000 after taxes.

                                        12
PAGE

Liquidity & Capital Resources

     Cascade Savings Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may change at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratio was 7.2%, 9.0% and 6.3% at June 30, 1996, 1995 and 1994,
respectively.

     The Bank's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on operating, financing and investing activities during any given period. At June 30, 1996 and 1995, cash and cash equivalents totaled $8.6 million and $5.8 million, respectively. The principal sources of funds, exclusive of operating activities, include proceeds from principal payments on loans and mortgage-backed securities and proceeds from the sale of loans.

     The Bank has other significant sources of liquidity including FHLB-Seattle advances, reverse repurchase agreements, and loan sales. If needed, the Bank has additional borrowing ability with the FHLB-Seattle of $31.8 million at June 30, 1996, as well as abilities to borrow from primary dealers of United States government securities through reverse repurchase agreements. Under these agreements, the Bank collateralizes the borrowings, generally with mortgage-backed securities or other investment securities. These borrowings are for short time periods, generally no more than sixty days. The Bank will utilize a particular source of funds based on comparative costs and availability.

     At June 30, 1996 there were outstanding commitments to originate loans of $11.3 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments principally through sales in the secondary market and deposit growth. Certificates of deposit which are scheduled to mature in one year or less totaled $123.4 million at June 30, 1996. Management believes that a significant portion of such deposits will remain with the Bank.

     At June 30, 1996 the Bank was a "well capitalized" institution under the prompt corrective action regulation of the OTS. The following table summarizes the capital requirements and the Bank's capital position at June 30, 1996:
                                      At June 30, 1996
                                                  Percent of
                                  Amount             Assets
                                    (Dollars in Thousands)
Tangible capital                  $21,530              6.4%

Tangible capital requirement        5,027              1.5

Excess                             16,503              4.9

Core capital                       21,530              6.4

Core capital requirement           10,055              3.0

Excess                             11,475              3.4

Risk-based capita                 l23,699             13.7

Risk-based capital requirement     13,844              8.0

Excess                              9,855              5.7

                                        13
PAGE

Common Stock Information

     The common stock of Cascade Financial Corporation is traded on the Nasdaq Small Cap Market under the symbol "CASB." As of September 1, 1996, there were approximately 1,100 stockholders of record.

     The following table sets forth market prices and dividend information for the Corporation's common stock. Information prior to the second quarter of fiscal 1995 relates to the common stock of Cascade Savings Bank, FSB. Prices have been adjusted for stock splits.

                                  High           Low
Fiscal 1996
- ------------
First Quarter                   $14.625        $13.625

Second Quarter                   14.375         13.000

Third Quarter                    13.625         12.750

Fourth Quarter                   17.250         12.750

Fiscal 1995
- -------------
First Quarter                   $10.875         $9.625

Second Quarter                   11.250          9.875

Third Quarter                    12.250         10.500

Fourth Quarter                   13.625         10.875

     The Corporation's ability to pay dividends is dependent on the dividend payments received from its subsidiary, Cascade Savings Bank, FSB, which are subject to regulations and the Savings Bank's continued compliance with all regulatory capital requirements. See Note 11(b) of the Notes to Consolidated Financial Statements for information regarding limitations of the Savings Bank's ability to pay dividends to the Corporation.

     In order to retain capital for operations and expansion, the Corporation does not expect to declare cash dividends in the near future.

Board of Directors

Frank M. McCord
Chairman of the Board, Chief Executive Officer(1)

David W. Duce                           G. Brandt Westover
Vice Chairman                           Account Vice President,
Attorney                                Paine Webber, Inc. (1)
Duce & Bastian (1)(3)

C. Fredrick Safstrom                    Ronald E. Thompson
Chief Operating Officer                 President, WRE Commercial
President and Director (1)              & Property Management (1)

Robert G. Disotell                      Paull H. Shin, Ph.D.
Executive Vice President                Professor of History,
                                        Shoreline Comm. College (3)

Dennis R. Murphy, Ph.D.                 Joan M. Earl
Dean and Professor of                   Deputy County Executive,
Economics,                              Snohomish County (2)
Western Wash. Univ. (2)

Gary L. Meisner                         Dwayne Lane
President, Small                        President, Dwayne Lane
Business Center, Inc. (2)               Auto Centers (3)

(1) Member of the Executive Committee.
(2) Member of the Audit and Risk Management Committee.
(3) Member of the Compensation Committee.

Executive Officers

Frank M. McCord                        C. Fredrick Safstrom
Chairman and Chief                     President and
Executive Officer                      Chief Operating Officer

Robert G. Disotell                     Russell E. Rosendal
Executive Vice President               Executive Vice President
Chief Lending Officer                  Chief Financial Officer and
                                       Secretary/Treasurer

Steven R. Erickson                     J. Wesley Cochran
Executive Vice President               Senior Vice President
Credit Administration and              Chief Savings Officer
Construction Lending

                                        14
PAGE

KPMG Peat Marwick LLP
3100 Two Union Square
601 Union Street
Seattle, WA  98101-2327

                     INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cascade Financial Corporation:

     We have audited the accompanying consolidated balance sheets of Cascade Financial Corporation and subsidiary (the Corporation) as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years in the three year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Financial Corporation and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, effective July 1, 1995, the Corporation changed its method of accounting for impaired loans.

/s/ KPMG Peat Marwick LLP

Seattle, Washington
July 31, 1996

PAGE

                        CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                         Consolidated Balance Sheets
                           June 30, 1995 and 1996
                           (Dollars in thousands)

                                        1995                  1996
                                  -------------------------------------

           Assets
           ------
Cash on hand and in banks               $  5,419              3,627
Interest-bearing deposits in other
  institutions                               343              4,991
Securities available-for-sale
 (notes 2 and 9)                           7,826             72,076
Loan held-for-sale, net (note 3)           6,040              4,678
Securities held-to-maturity
 (fair value of $69, 360 and
 $9,437)(notes 2 and 9)                   69,896              9,941
Loans, net (notes 3 and 4)               210,569            228,934
Real estate owned, net (note 4)            1,643                747
Premises and equipment, at cost,
 net (note 5)                              6,359              6,087
Accrued interest receivable and
 other assets (notes 2, 3 and 12)          2,848              3,350
                                        ----------------------------
                                         310,943            334,431

 Liabilities and Stockholders' Equity
 ------------------------------------

Deposits (notes 6 and 7)                 199,938            218,063
Federal Home Loan Bank
 advances (note 8)                        61,159             68,542
Securities sold under agreements to
 repurchase (note 9)                      23,285             20,450
Advance payments by borrowers for taxes
 and insurance                               874              1,207
Principal and interest payable on loans
 services for others                          35                179
Accrued expenses and other liabilities
 (note 6)                                  4,716              3,584
Deferred Federal income taxes (note 10)    1,649              1,591
                                        -----------------------------
    Total liabilities                    291,656            313,616

Stockholders' equity (note 11):
  Preferred stock, $.01 par value.
   Authorized 500,000 shares; no
   shares issued or outstanding              --                   --
  Common stock, $.01 par value.
   Authorized 5,000,000 shares; issued
   and outstanding 2,029,277 shares in
   1995 and 2,045,894 shares in 1996         20                    20
  Additional paid-in capital              4,143                  4,250
  Retained earning, substantially
   restricted                            15,142                 17,410
  Unrealized loss on securities
   available-for-sale                       (18)                  (865)

    Total stockholders' equity           19,287                 20,815
                                      ----------------------------------
Commitments and contingencies
 (notes 2, 3, 7, 11 and 15)
                                        310,943               334,431

See accompanying notes to consolidated financial statements.

PAGE

                    CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

                 Consolidated Statements of Operations
               Years Ended June 30, 1994, 1995, and 1996
                        (Dollars in thousands)

                                          1994             1995          1996
                                          ------------------------------------

Interest income:
  Loans (note 3)                          $13,878         18,384       19,650
  Securities held-to-maturity               1,918          4,477        3,616
  Securities available-for-sale               349            213        1,098
  FHLB stock dividends                        231            182          264
  Interest-bearing deposits                   169            122          148

   Total interest income                   16,545         23,378       24,776

Interest expense:
  Deposits (notes 6 and 7)                  7,708          9,133       11,391
  FHLB advance                              1,270          3,196        3,937
  Securities sold under agreements
   to repurchase (note 9)                     164          1,604        1,235

    Total interest expense                  9,142         13,933       16,563

    Net interest income                     7,403          9,445        8,213
 Provision for (recovery of)
   loan losses (note 4)                       495           (335)          --

    Net interest income after provision
      for loan losses                       6,908          9,780        8,213

Other income:
  Gain on sale of loans held-for-sale         796            422          506
  Gain on sale of mortgage-backed
   securities held-for-training               584             85          519
  Gain on sale of mortgage servicing rights 2,481            238           --
  Service charges                             861            471          444
  Gain (loss) on sale of securities
   available-for-sale (note 2)                (29)          (104)         338
  Gain on sale of real estate owned            62            240           24
   Restitution recovery (note 15)              --            624          150
  Other                                       380            502          245

    Total other income                      5,135          2,478        2,226

Other expenses:
  Salaries and employee benefits            4,884          3,801        3,568
  Occupancy                                 1,395          1,352        1,186
  Federal deposit insurance premiums          432            471          515
  Data processing                             291            252          306
  Marketing                                   343            333          198
  Restructuring charge                         --            332           --
  Other                                     1,661          1,338        1,231
    Total other expenses                    9,006          7,879        7,004

    Income before Federal income taxes      3,037          4,379        3,435

Federal income taxes (note 10)              1,033          1,489        1,167
     Net income                             2,004          2,890        2,268

Net income per common share, primary        $0.91           1.28         1.00

Net income per common share, fully diluted   0.91           1.28         0.99

Weighted average number of shares
 outstanding, primary                   2,198,519      2,254,697    2,279,098

Weighted average number of
  shares outstanding, fully diluted     2,213,213      2,256,306    2,282,033

See accompanying notes to consolidated financial statements.
PAGE

                    CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

            Consolidated Statements of Stockholders' Equity
               Years Ended June 30, 1994, 1995, and 1996
                        (Dollars in thousands)

                                                                                   Net
                                                                                   Valuation   Total
                                                              Additional           Reserve     stock-
                                                    Common    paid-in   Retained   for         holders'
                                        Shares      stock     capital   earnings   Securities  equity

Balances at June 30, 1994,
 as previously reported                1,614,498    $  16     4,108     10,248       --       14,372

Five for four stock split effective
 June 10, 1996, including $7
 for fractional shares                   408,366        4       (11)        --       --           (7)

Balances at June 30, 1994, restated    2,022,864       20     4,097     10,248       --       14,365

Options exercised                           625        --         5         --       --            5

Net income for the year ended
 June 30, 1994                               --        --        --      2,004       --        2,004

Balances at June 30, 1994, restated   2,023,489        20     4,102     12,252       --       16,374

Options exercised                         5,788        --        41         --       --           41

Net income for the year ended
 June 30, 1995                               --        --        --      2,890       --        2,890

Adjustments on available-
 for-sale securities                         --        --        --         --       (18)        (18)

Balances at June 30, 1995, restated   2,029,277        20     4,143     15,142       (18)     19,287

Options exercised                        16,617        --       107         --        --         107

Net income for the year ended
 June 30, 1996                               --        --        --      2,268        --       2,268

Adjustments available-for-
 sale-securities                             --        --        --         --      (847)       (847)

Balances at June 30, 1996             2,045,894        20     4,250     17,410      (865)     20,815

See accompanying notes to consolidated financial statements.

PAGE

                    CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
               Years Ended June 30, 1994, 1995, and 1996
                        (Dollars in thousands)

                                               1994          1995         1996
                                               -------------------------------
Cash flows from operating activities:
  Net income                                    2,004       2,890      2,268
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization
      of premises and equipments                  620         600        553
     Other                                         --         (42)       (11)
     Amortization of retained
      servicing rights                             --          64        148
     Provision for losses
      (recover on):
        Loans                                     495        (335)        --
        Real Estate                                --          --         25
        Securities                                197          (2)        --
     Additions to mortgage servicing
       rights                                    (508)       (307)      (553)
     Deferred loan fees, net of
      amortization                                232         461         13
     Origination of loans held-for-sale      (211,292)    (34,180)   (55,921)
     Proceeds from sale of loans
      held-for-sale                           176,352      28,998     25,462
     Proceeds from sale of mortgage
      servicing rights                          3,158         241         --
     Net loss (gain) on sales of:
        Loans held-for-sale                      (796)       (422)      (506)
        Mortgage-backed securities
         held-for-training                       (584)        (85)      (519)
        Securities available-
         for-sale                                (168)         26       (338)

     Premises and equipment                       143         201         (5)

     Real estate owned                            (63)       (240)       (24)
     Mortgage loan servicing rights            (2,481)       (238)        --
     Federal Home Loan Bank stock
      dividend received                          (231)       (182)      (264)
     Deferred Federal income taxes                 --       1,338        387
     Net change in accrued in interest
      receivable and other assets over
      principal and interest payable on
      loans serviced for others and
      accrued expenses and other liabilities     (371)     (1,015)    (1,099)

           Total adjustments                   10,335       5,589        197

           Net cash provided by
            operating activities               12,339       8,479      2,465
Cash flows from investing activities:
  Loan originated, net of
   principal repayments                       (51,699)    (44,378)   (19,110)
  Purchases of mortgage-backed securities
   held-to maturity                           (15,086)    (25,740)        --
  Principal repayments on mortgage-
   backed securities held-to-maturity          10,975       9,560      9,452
  Principal repayments on securities
   available-for-sale                              --         --       4,846
  Purchases of securities
   available-for-sale                         (11,331)    (5,039)    (51,740)
  Proceeds from sales of securities
   available-for-sale                          12,448     11,000      32,455
  Proceeds from maturities of securities
   and interest-bearing deposits, net           2,656         --          --
  Proceeds from sales of real estate owned      2,539        755       1,776
  Purchases of real estate owned                   --       (333)       (141)
  Purchases of premises and equipment            (391)      (567)       (257)
  Proceeds from sales of premises and equipment,
   and other assets                               694         --           5
           Net cash used in investing
            activities                        (49,195)   (54,742)    (22,714)
           Subtotal, carried forward          (36,856)   (46,263)    (20,249)

See accompanying notes to consolidated financial statements.

PAGE

                                               1994          1995         1996
                                               -------------------------------

           Subtotal, brought forward          (36,856)    (46,263)    (20,249)


Cash flows from financing activities:
  Proceeds from issuance of common stock            5          37         100
  Net increase in deposits                     14,988      18,807      18,125
  Proceeds from Federal Home Loan
   Bank advances                              134,475     100,800      83,133
  Payment of Federal Home Loan
   Bank advances                             (128,175)    (74,775)    (75,750)
  Net increases in securities sold under
   agreements to repurchase                    12,933       3,958      (2,835)
  Net increase (decrease) in advance payments
   by borrowers for taxes and insurance           (78)         (2)        332

            Net cash provided by financing     34,148      48,825      23,105

            Net increase (decrease) in cash
             and cash equivalents              (2,708)      2,562       2,856

Cash and cash equivalents at
  beginning of year                             5,908       3,200       5,762

Cash and cash equivalents at end of year        3,200       5,762       8,618

Supplemental disclosures of cash flow
  information-cash paid during the year for:

            Interest                            9,370      13,607      16,603
            Federal income taxes                1,037          70         852

Supplemental schedule of noncash
 investing activities:
   Mortgage loans securitized into FHLMC
    participation certificates and held-for-
    trading and sold                            45,048     10,623      32,330
   Mortgage loans securitized into FHLMC
    participation certificates and held-
    for-investment                              16,100      4,769          --
  Securities reclassified from held-to-
   maturity to available-for-sale                   --         --      50,503
  Net mortgage loans transferred to real
   estate owned                                     95      1,675         740

See accompanying notes to consolidated financial statements.

PAGE

                    CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
                     June 30, 1994, 1995, and 1996
              (Dollars in thousands, except share amounts)

(1)  Summary of Significant Accounting Policies

     The accounting and financial reporting policies of Cascade Financial Corporation and subsidiary (the Corporation) conform to generally accepted accounting principles and to general practice within the financial institutions industry, where applicable. In preparing the consolidated financial statements management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate owned, securities, and capitalized mortgage servicing rights. In connection with the determination of the allowances for loans and real estate owned, management obtains independent appraisals for significant properties.

     Management believes the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on these assets, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the western Washington region. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowances for losses on loans and real estate owned and the valuation of securities and capitalized mortgage servicing rights. Such agencies may require the Corporation to recognize additions to the allowances, or change valuations, based on their judgments about information available to them at the time of their examination.

     All of the Corporation's loans are located in the Puget Sound region. At June 30, 1996, the Corporation's loans are secured by one-to-four-family residences (79%), multifamily residences (15%) and commercial real estate properties (6%). Accordingly, the ultimate collectibility of the Corporation's loan portfolio is susceptible to changes in the economic and real estate market conditions in the Puget Sound region.

     Most loans originated by the Corporation are secured by real estate and are generally no more than 80% of the lesser of the appraised value or purchase price of the underlying property. The Corporation currently requires customers to obtain private mortgage insurance on all loans above an 80% loan-to-value ratio.

     The following is a description of the more significant policies, which the Corporation follows in preparing and presenting its consolidated financial statements.

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of the Corporation, its subsidiary, Cascade Savings Bank, FSB, (the Savings
          Bank), and the Savings Bank's subsidiary, Cascade Investment Services, Inc. The par value of common stock and additional paid-in capital of the Corporation have been restated to reflect the new par value of the holding company which became effective November 30, 1994. The formation of the holding company was treated in a manner similar to pooling-of-interest accounting.

     (b)  Cash Equivalents

          The Corporation considers all interest-bearing deposits and short-term highly liquid investment securities with an original maturity of three months or less to be cash equivalents.

     (c)  Loans

          Loans are stated at principal amounts outstanding, net of deferred loan fees and costs. Interest is accrued only if deemed collectible. Accrual of interest income is generally discontinued when a loan becomes 90 days past due and accrued interest amounts are reversed. Once interest has been paid to date or management considers the loan to be fully collectible, it is returned to accrual status. All loans on which interest is not being accrued are referred to as loans on nonaccrual status and are classified as impaired.

          Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the loans' yields over their contractual lives using the interest method. In the event loans are sold, the remaining net deferred loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

          Loan commitment fees are deferred until loans are funded, at which time they are amortized into interest income using the interest method. If the commitment period expires, the fees are recognized as service charges.

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

     (d)  Allowance for Loan Losses

          The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the loan portfolio. This evaluation includes analyses of the fair value of collateral securing selected loans, consideration of historical loss experience and management's projection of trends effecting credit quality.

          On July 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. There was no effect of adopting the Statements on 1996 results of operations or financial position because the allowance for losses established under the previous accounting policy continued to be appropriate following the accounting change. SFAS 114 is applicable to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at the lower of cost or fair value, leases, and debt securities. The Statements require disclosures of impaired loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement, based on current information and events.

          SFAS 114 requires that the valuation of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. An impaired loan may not be a nonaccrual loan.

     (e)  Sales of Loans

          Loans Held-for-Sale

          Any loan that management determines will not be held-to-maturity is classified as held-for-sale at the time of origination. Loans held-for-sale are carried at lower of cost or market value, determined on an aggregate basis. Market value is determined for loan pools with common interest rates using published quotes as of the close of business. Unrealized losses on such loans are included in gain on sale for loans held-for-sale. All loans are sold without recourse.

          Mortgage-backed securities held-for-trading

          As part of its mortgage-banking activity, the Corporation securitizes certain loans originated for sale. Mortgage-backed securities ("MBS") that the Corporation holds for mortgage-banking purposes are accounted for as trading securities at the time of origination. These securities are carried at fair value, determined on an aggregate basis. Fair value is determined for securities using published quotes as of the close of business. Realized or unrealized gains or losses on such MBS are included in gain on sale of MBS held-for-trading.

          Capitalized Mortgage Loan Servicing Rights, Loan Servicing Income and Sale of Loan Servicing Rights

          In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS 65". SFAS 122 requires corporations that acquire mortgage servicing rights ("MSR") through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained allocate the total cost of the mortgage loans to the MSR and the loans (without the MSR) based on their relative fair values. The Statement also requires that corporations assess their MSR for impairment based on the fair value of those rights. The carrying value of the MSR is evaluated on a quarterly basis and any impairment is recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the Corporation stratifies its MSR by various risk characteristics such as loan type, investor type, interest rate and origination date. The MSR are included in other assets and are amortized as an offset to service charges in proportion to and over the period of estimated net servicing income. Management adopted this Statement effective July 1, 1994. As a result of this adoption net income was increased by $112 for the year ended June 30, 1995.
                                                                 (Continued)

PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

          At the time of loan sales, a gain or loss is recognized and a premium (excess mortgage servicing rights or "EMSR") is recorded based upon the present value of the difference between the contractual interest rates of the loans and the current market rate, reduced by normal servicing fees, over the estimated lives of the mortgage loans. Amortization of the EMSR is recorded as an addition to or reduction of service charges using the level-yield method over the contractual lives of such loans, with appropriate prepayment assumptions. The carrying value of the ESMR is evaluated as described above.

          Loan servicing generally consists of collecting mortgage payments and certain charges collected from borrowers such as late payment fees, maintaining escrow accounts, and disbursing payments to investors. Loan servicing income is recorded when earned and is recorded to service charges. Loan servicing costs are charged to expense as incurred.

          The Corporation has periodically sold loan servicing rights. Gains and losses from sales of loan servicing rights are calculated using the specific identification of the related carrying value.

     (f)  Securities

          Debt and equity securities, including MBS, are classified as either trading, available-for-sale, or held-to-maturity. Securities classified as trading are carried at fair value with unrealized gains and losses reported in earnings. Securities available-for-sale are carried at fair value. Realized gains or losses on the sales of these available-for-sale securities are recognized using the specific identification method. Unrealized gains and losses are recognized using published quotes as of the close of business with unrealized gains and losses reported in stockholders' equity, net of tax.

          Securities and MBS held-to-maturity are carried at amortized cost or principal balance, adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are calculated using a method which approximates the level yield method. The Corporation has the ability, and it is management's intention, to hold such securities until maturity.

          In November 1995, the FASB issued a special report related to the implementation of SFAS 115 that allowed companies a one-time reassessment and related reclassification from the held-to-maturity category to the available-for-sale category without adverse accounting consequences for the remainder of the portfolio. Accordingly, on December 31, 1995, the Corporation reclassified securities with an aggregate amortized cost of $50,503 from the held-to-maturity category to the available-for-sale category, resulting in an increase in gross unrealized gains of $367 and gross unrealized losses of $294.

     (g)  Asset and Liability Management Activities

          The Corporation uses off-balance sheet instruments, including interest rate exchange agreements ("swaps"), interest rate cap agreements and forward sales to manage interest rate exposures.
          Swap and cap agreements are designated either against specific loan portfolios or against short-term deposits. The fair value of the swap and cap agreements are not reported on the balance sheet. The interest differential paid or received on the agreements is recorded as an adjustment to interest income or interest expense of the related asset or liability. Premiums paid for interest rate caps are deferred and amortized to interest income or expense over the term of the agreement.

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

          The Corporation uses mandatory and optional forward commitments to hedge loans held-for-sale and a portion of rate locked loan applications. To the extent the Corporation's hedging techniques are not effective, the Corporation may incur mark-to-market losses in its loans held-for-sale portfolio, thereby adversely affecting its results of operations. Realized gains or losses and unrealized losses on hedging operations are included in gain on sale of MBS held-for-trading. If at any time the off-balance sheet contract no longer qualifies for hedge accounting treatment, it is marked-to-market on a prospective basis.

     (h)  Real Estate Owned

          Real estate owned includes real estate acquired in settlement of loans. Real estate owned is recorded at the lower of cost or fair value less estimated costs to sell. Any loss recorded at the time a foreclosure occurs is classified as a charge-off against the allowance for loan losses. Losses that result from the ongoing periodic valuation of these properties are established as valuation allowances and charged to operations in the period in which they are identified.

     (i)  Premises and Equipment

          Premises and equipment are stated at cost. Straight-line depreciation is provided over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or terms of the related leases, whichever is shorter.

     (j)  Federal Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  Earnings Per Share

          Primary earnings per share is computed based on the weighted average number of shares of common stock outstanding and common stock equivalents assumed outstanding during the year. Fully diluted shares outstanding includes the maximum dilutive effect of stock issuable upon exercise of common stock equivalents. Common stock equivalents consist of common stock options. Earnings per share figures have been restated to take into effect stock splits.

     (l)  Reclassifications

          Certain 1994 and 1995 balances have been reclassified to conform to the 1996 presentation.

     (m)  Unaudited quarterly financial data

          Quarterly financial data is included in "Selected Consolidated Financial and other Data", in the Corporation's Annual Report on Form 10-K.

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

     (2)  Securities

     A summary of securities at June 30 follows:

                            1995                       1996
             ------------------------------  -------------------------------

              Amor-   Gross    Gross          Amor-  Gross    Gross
             tized   unreal-   unreal-        tized  unreal-  unreal-
             cost,   ized      ized   Fair    cost,  ized     ized     Fair
              net    gain    losses  value     net    gain    losses  value
            ------------------------------- --------------------------------

Securities
  available-
  for-sale:
 Mutual
  funds       $4,525     --   18    4,507    21,139   --      70    21,069
 FHLB stock    3,319     --   --    3,319     4,014   --      --     4,014
 FHLMC            --     --   --       --    28,025   --   1,065    29,960
 FNMA             --     --   --       --     6,361   --      49     6,312
 SBA              --     --   --       --    13,849   --     128    13,721
            ----------------------------------------------------------------
               7,844     --   18    7,826    73,388   --   1,312    72,076

Securities
  held-to
  maturity:
 Mortgage-
   backed
   securities
   FHLMC      61,612    268  748   61,132     9,941   --     504     9,437
   FNMA        8,284     --   56    8,228        --   --      --        --
          -------------------------------------------------------------------
              69,896    268  804   69,360    9,941    --     504     9,437
          -------------------------------------------------------------------
              77,740    268  822   77,186   83,329    --   1,816    81,513

As of June 30, 1995 and 1996, the Corporation was required to maintain 30,580, and 34,271 shares respectively, of $100 par value FHLB stock.

Accrued interest receivable on securities and interest-bearing deposits was $23, and $250 at June 30, 1995, and 1996, respectively. Accrued interest receivable on mortgage-backed securities was $524, and $278 for the same periods. At June 30, 1995, all mortgage-backed securities are held-to-maturity.

Mortgage-backed securities are allocated based upon contractual maturity dates. Actual maturities may differ from contractual maturities because the borrowers have the right to prepay their obligations. Held-to-maturity and available-for-sale securities pledged as collateral to secure public deposits were $881 and $0 in 1995 and $0 and $904 in 1996, respectively.

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

Proceeds from the sale of securities available-for-sale and gross realized gains and losses are summarized as follows:

                                    Proceeds          Gains        Losses
                                    --------------------------------------
Securities available-
  for-sale:
 Year ended June 30, 1995
  Equity securities                 $11,000            --             23
  FHLMC-PC's                         12,033            --             81
                                   --------------------------------------
   Total                             23,033            --            104

Year ended June
  30, 1996
 FHLMC-PC's                          32,406           360             22
                                   --------------------------------------
   Total                             32,406           360             22

The following table shows the contractual maturities of the Corporation's securities held-to-maturity at June 30, 1996:

                                               Over five
                     Within one   Over one to   to ten      Over ten
                       year       five years     years        years     Total
                     ---------------------------------------------------------
Amortized
 Cost
  FHLMC              $2,244         7,697         --          --        9,941
    Total
     amortized
     cost             2,244         7,697         --          --        9,941

Fair Value
 FHLMC               $2,192         7,245         --          --        9,437
   Total
    fair
    value             2,192         7,245         --          --        9,437

The following table shows the contractual maturities of the Corporation's securities available-for-sale at June 30, 1996:

                                               Over five
                     Within one   Over one to   to ten      Over ten
                       year       five years     years        years     Total
                   ----------------------------------------------------------
Amortized
 Cost
  FHLMC              $    --         2,148        1,582      24,295    28,025
  FNMA                    --            --           --       6,361     6,361

  SBA                     --            --           --      13,849    13,849
   Mutual
   Funds              21,139            --           --          --    21,139
  FHLB Stock           4,014            --           --          --     4,014
                    ----------------------------------------------------------

Total Amortized cost  25,153         2,148        1,582       44,505   73,388

                                               Over five
                     Within one   Over one to   to ten      Over ten
                       year       five years     years        years     Total
                   ----------------------------------------------------------
Fair Value
 FHLMC               $    --         2,030        1,525       23,405   26,960
 FNMA                     --            --           --        6,312    6,312
 SBA                      --            --           --       13,721   13,721
 Mutual
  Funds               21,069            --           --           --   21,069
 FHLB Stock            4,014            --           --           --    4,014
                  ------------------------------------------------------------
  Total fair value    25,083         2,030          1,525     43,438   72,076
                                                                 (Continued)

PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

     (3)  Loans

          A summary of loans and loans held for sale at June 30 follows:

                                         1995                 1996
                                      ------------------------------
Real estate mortgage:
 One-to-four family                   $157,518              159,749
 Multi-family                           27,169               37,540
 Commercial                             16,770               14,739
 Home equity                             3,553                6,792
 Installment                                --                   --
Real estate construction:
 One-to-four family                     22,708               28,277
 Land loans                                202                  194
                                     -------------------------------
   Total loans                         227,920              247,798

Loans in process                        (6,215)              (9,082)
Deferred loan fees, net                 (2,146)              (2,158)
Allowance for loan losses               (2,950)              (2,946)
                                    --------------------------------
                                       216,609              233,612
Loans held for sale                     (6,040)              (4,678)
   Loans, net                          210,569              228,934
                                    ---------------------------------
Loans services for others             $ 46,671             $ 78,210

          Accrued interest on loans is $1,333 and $1,535, respectively, at June 30, 1995 and 1996.

          At June 30, 1996, the composition of the loan portfolio was as follows (in thousands):

                                        Fixed Rate    Adjustable Rate
        Term to Maturity:
          Less than one year             $ 35,000          71,763
          1-3 years                        11,662          29,640
          3-5 years                        44,517          26,273
          5-10 years                        8,676              --
          10-20 years                       7,371              --
          Over 20 years                    12,896              --

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

     Nonaccrual loans totaled $597 and $373, respectively at June 30, 1995 and 1996. If interest on these loans had been recognized, such income would have been $24 and $8, respectively for 1995 and 1996. In addition, at June 30, 1995 and 1996, the Corporation had restructured loans aggregating $4,168 and $4,150, respectively. During 1994, 1995 and 1996 $267, $280 and $330, respectively was recognized in interest income on these loans. Had these loans not been restructured and interest accrued at their original rates, the additional interest income would have been $192, $148 and $97, respectively for 1994, 1995 and 1996.

     At June 30, 1996, loans totaling $1,599 were impaired of which $1,226 had allocated reserves of $300. The remaining $373 had no reserves allocated to them since the value of the impaired loans was equal to or exceeded the recorded investment. Of the $1,599 of impaired loans, $373 were on nonaccrual status, $0 were under foreclosure and $1,226 were performing but judged to be impaired. The average balance of impaired loans during the year was $1,680 and the Corporation recognized $156 of related interest income. Interest income is normally recognized on the accrual basis, however, if the impaired loan is nonperforming, then interest income is recorded on the receipt of cash. The difference between interest income recognized on the accrual basis and cash basis is not significant.

     At June 30, 1995 and 1996, the Corporation had outstanding commitments to fund loans with fixed interest rates totaling $8,000 and $5,200, respectively and loans with adjustable rates totaling $6,300 and $6,100, respectively.

     The Corporation has forward commitments to sell loans into the secondary market totaling $7,050, and $5,014 respectively, at June 30, 1995 and 1996.

Significant Gain

     On August 12, 1994, a $5,100 loan was repaid and the Corporation recorded an after-tax gain of approximately $1,450. The components of the gain included deferred interest and reimbursement of legal expenses and other costs.

(4)  Allowance for Losses on Loans Receivable and Real Estate Owned

     A summary of the allowance for losses on loans receivable and real estate owned follows:
                                                 Year ended June 30
                                          1994            1995           1996
                                        --------------------------------------
Loans receivable:
  Balances beginning of year             $3,090           3,485         2,950
  Provision for loss                        495              --            --
  Reversal of prior provision
   for losses                                --            (335)           --
  Charge-offs                              (100)           (200)           (4)
                                        --------------------------------------
  Balances at end of year                 3,485           2,950         2,946

Real estate owned:
  Balances at beginning of year             391              --            --
  Provision for loss                         --              --            --
  Charge-offs                              (391)             --            --
                                         -------------------------------------

  Balances at end of year                    --               --            --

                                                                 (Continued)

PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

(5)  Premises and Equipment
     A summary of premises and equipment follows:
                                 Estimated                   June 30
                                useful lives          1995             1996
                              ----------------------------------------------

Land                                                   $   713          713

Buildings                          40 years              6,397        6,485
Leasehold improvements            Lease term               394          425
Furniture and equipment            2-10 years            3,453        3,578
Automobiles                        3-4 years                19           19
                                                      ----------------------
                                                        10,976       11,220
Less accumulated depreciation
  and amortization                                       4,617        5,133
                                                     ------------------------
                                                         6,359        6,087

     The Corporation took a one-time restructuring charge of $332 during the year ended June 30, 1995 due to a reduction in its mortgage banking activity. This restructuring charge included a write off of approximately $200 in premises and equipment.

     During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets that either will be held and used in operations or that will be disposed of. The adoption is not anticipated to have a material impact on the results of operations or financial condition of the Corporation.

(6)  Deposits

     A summary of deposits follows:
                                                June 30
                          ---------------------------------------------------
                                     1995                       1996
                           Amount   Percent    Rate   Amount   Percent   Rate
                           --------------------------------------------------
Checking accounts:
  Noninterest bearing  $   829     0.40%              1,555    0.71
  Interest bearing       7,304     3.60   2.05-2.30%  8,038    3.69  1.70-2.03
  Money market deposit
   accounts             19,740     9.90   2.05-4.45  34,982   16.04  4.18-6.00

                       -------------------------------------------------------
                        27,873    13.90              44,575   20.44
                       -------------------------------------------------------
Savings accounts         8,133     4.10       3.00    7,922    3.63     3.08

Time deposits by
 interest rate:
 3.00-3.99%                367     0.20                  32    0.01
 4.00-4.99%             15,502     7.80               8,648    3.97
 5.00-5.99%             51,561    25.80             117,089   53.70
 6.00-6.99%             91,659    45.80              36,939   16.95
 7.00-7.99%              4,172     2.10               2,389    1.10
 8.00-8.99%                474     0.20                 469    0.21
 9.00 and over             197     0.10                   0    0.00
                       163,932    82.00             165,566   75.93
                       ------------------          ------------------
                       199,938   100.00             218,063  100.00

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

                                      Deposit
                                   accounts with
                   Weighted         balances in          Accrued
              average interest        excess of      interest payable
              rate on deposits        $100,000          on deposits
             ---------------------------------------------------------

June 30,
 1995              5.8%              $33,586               524
June 30,
 1995              5.9                38,682               436

     A summary of interest expense on deposits follows:

                                        Year ended June 30
                                    1994         1995          1996
                                 ------------------------------------
Checking accounts                  $1,295        1,076        1,063
Savings accounts and
  time deposits                     6,413        8,057       10,328
                                  -----------------------------------
                                   $7,708        9,133       11,391


Maturities of time
  deposits are as follows:

                                             June 30
                                    ---------------------------
                                    1995                   1996
                                    ----------------------------

Years ending June 30:
     1996                           $118,824                 --
     1997                             17,972            123,400
     1998                              8,055             15,107
     1999                              6,185              8,657
     2000                             12,789             13,130
     2001                                 --              5,164
     Thereafter                          107                108
                                    -----------------------------
                                     163,932            165,566

(7)  Asset and Liability Management Activities

     The Corporation has entered into interest rate swap and cap agreements with primary dealers, the Federal Home Loan Bank of Seattle ("FHLB") and other correspondent banks to manage interest rate risk or reduce deposit costs. Swap and cap agreements expose the Corporation to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Corporation is in a favorable position. The Corporation controls the credit risk associated with its swap and cap agreements through counterparty credit review and monitoring procedures. None of the Corporation's derivative instruments are what are termed leveraged derivative instruments.

     During the years ended June 30, 1995 and 1996, the Corporation entered into interest rate swaps with notional values totaling $7.5 million and $0, respectively. These swaps had the effect of reducing the Corporation's interest expense on deposits. The net difference between the interest received and paid on the interest rate swaps of $54, $42 and $49, respectively for the years ended June 30, 1994, 1995 and 1996, is recorded as a decrease to interest expense on deposits.

     On June 28, 1996, the Corporation entered into interest rate cap agreements with notional values totaling $5,000. These agreements were designated against certain loans. If three month Libor exceeds 6%, the net interest received would be recorded as an increase to interest income on loans.

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

     Interest rate cap agreements at June 30, 1996 are summarized as follows:

               Notional amount                   $5,000
               Weighted average maturity          24 months
               Strike rate                        6.00%
               Three month Libor                  5.56%
               Payment terms                      Quarterly

(8)  FHLB Advances
     FHLB advances are summarized as follows:

                                          June 30
                           ------------------------------------
                           1995                            1996
                ----------------------------------------------------------
                              Weighted average             Weighted average
Maturity date       Amount     interest rate      Amount    interest rate
- ---------------------------------------------------------------------------
Year ended June 30:
    1996            $30,000         6.27%            --             --
    1997             21,000         6.74         52,383           5.87
    1998             10,000         6.27         16,000           5.81
    Thereafter          159         7.67            159           7.67
                    ---------------------------------------------------
                    $61,159         6.44         68,542           5.86

     FHLB advances are collateralized by the investment in FHLB stock and otherwise unencumbered one-to-four family permanent mortgages equal to 120% of outstanding advances.

(9)  Securities Sold Under Agreements to Repurchase and Lines of Credit

     The Corporation enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which are treated as financing arrangements. Accordingly, the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets, and the securities underlying the agreements remain in the asset accounts. The securities underlying the agreements are under the Corporation's control and are held by the Federal Home Loan Mortgage Corporation, nationally known government security dealers who are recognized as primary dealers by the Federal Reserve Board, or other investment banking firms approved by the Corporation's Board of Directors. Such agreements typically have maturities ranging from thirty to 270 days.

     Securities sold under agreements to repurchase the same securities consist of mortgage-backed securities summarized as follows:

                                             Underlying securities
                                           --------------------------
                                              Book value
                              Weighted        including
              Balance    average interest      accrued        Market
           outstanding         rate           interest         value
           -----------------------------------------------------------

June 30,
 1995      $23,285          6.12%           25,685          25,100
June 30,
 1995       20,450          5.44            21,266          21,120

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

     A summary of outstanding agreements' activity follows:

                                            Year ended June 30
                                            -------------------
                                            1995           1996
                                            --------------------
Maximum amount of outstanding
 agreements at any month-end              $36,313         24,261


Average amount of outstanding
 agreements during the year                26,418         21,432


     The Corporation has a commitment of $2,000 from a regional commercial bank to purchase Federal funds on an unsecured basis subject to annual renewal.

     On June 28, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption is not anticipated to have a material impact on the results of operations or financial condition of the Corporation.

(10) Federal Income Taxes

     Income tax expense includes the following components:

                                       Year ended June 30
                              ------------------------------------
                              1994            1995           1996
                              ------------------------------------

Current                       $1,033           151            780
Deferred                          --         1,338            387
                              -------------------------------------
                               1,033         1,489          1,167

     Deferred Federal income taxes result from temporary differences in the recognition of income and expense for financial statement and income tax reporting purposes. The sources of these temporary differences and their tax effects follow:

                                            Year ended June 30
                                            -------------------
                                            1995           1996
                                            --------------------

Premises and equipment                      $    --          (12)
Loan fee income for financial
  statements recognized for tax
  purposes as loans are repaid                  207          169
Differences between provision for
  loan and securities losses taken
  for financial statements and bad debt
  deduction for tax purposes                    863          141
FHLB stock dividend and redemptions              61           90
Deductible expenses previously
  recognized for financial statements           212           --
Accrued expenses and mark-to-market
  adjustments                                     8           22
Prepaid expenses                                (13)         (23)
                                             ----------------------
                                              1,338          387

     The provision for Federal income tax expense approximates the amount computed by applying the "expected" Federal income tax rate of 34% to income before Federal income taxes.

     Under provision of the Internal Revenue Code, the Corporation is allowed a statutory bad debt deduction (based upon a percentage of taxable income before such deduction) for additions to tax bad debt reserves established for the purpose of absorbing losses on loans or property acquired through foreclosure. SFAS 109 provides that savings banks are not required to

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

     provide a deferred tax liability for additions to the tax bad debt reserve accumulated as of December 31, 1987, which amount for the Corporation is $473. This amount represents allocations of income to bad debt deductions for tax reporting purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create income for tax reporting purposes only, which will be subject to the then current corporate income tax rate.

     The following table presents major components of the net deferred tax liability resulting from differences between financial reporting and tax bases at June 30:

                                          1995                     1996
                                     --------------------------------------

Deferred tax assets:
  Securities available-for-sale          $    --                    446
  Loans                                       90                     --
                                    ----------------------------------------
     Gross deferred tax assets                90                    446

Deferred tax liabilities:
 Loans                                        --                    (51)
 Deferred loan fees                         (824)                  (993)
 Premises and equipment                     (370)                  (358)
 FHLB stock                                 (509)                  (599)
 Other                                       (36)                  (367)
                                   -----------------------------------------
   Gross deferred tax liabilities         (1,739)                (2,037)
                                   -----------------------------------------
Net deferred tax liability                (1,649)                (1,591)

     A valuation allowance for deferred tax assets was not considered necessary at June 30, 1995 or 1996.

(11) Retained Earnings

     (a)  Stock Conversion

          Concurrent with the 1992 stock conversion, the Savings Bank established a liquidation account equal to its retained earnings as reflected in its March 31, 1992 statement of financial condition. The liquidation account is maintained for the benefit of eligible depositors who maintain eligible accounts in the Savings Bank after the conversion. In the event of a complete liquidation of the Savings Bank (and only in such an event), eligible depositors who continue to maintain eligible accounts shall be entitled to receive a distribution from the liquidation account before any liquidating distribution may be made with respect to common stock.

     (b)  Restrictions on Dividends

          The Savings Bank's liquidation account does not restrict the use or application of net worth except for the repurchase of stock and the payment of dividends. Current regulations allow the Savings Bank to pay dividends on its stock if its regulatory capital would not thereby be reduced below the amount required for the aforementioned liquidation account or statutory capital requirements set by the Office of Thrift Supervision ("OTS").

     (c)  Regulatory Capital

          At June 30, 1996 banking regulations require institutions to have a minimum regulatory tangible and core (or leverage) capital equal to 1.5% and 3%, respectively, of adjusted total assets, and Tier 1 and total risk-based capital ("RBC") equal to 4% and 8%, respectively, of risk-weighted assets. The OTS has adopted a final rule adding an interest rate risk component to the RBC requirement although implementation of the regulation has been delayed. Management currently does not believe the interest rate risk rule will materially affect the Corporation's current business strategy when it is implemented.

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") instituted a risk-based assessment system that defined five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, a well capitalized institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. The Savings Bank had a tangible capital ratio of 6.4%, Tier 1 RBC ratio of 12.4%, a total capital ratio of 13.7% and a leverage ratio of 6.4% at June 30, 1996, compared with 6.2%, 12%, 13.2% and 6.2% at June 30, 1995, respectively. At June 30, 1996, the Savings Bank was in compliance with the regulatory requirements for well-capitalized institutions.

(12) Mortgage Servicing Rights

     A summary of capitalized mortgage servicing rights and excess mortgage servicing rights at June 30, 1995 and 1996 follows:

                                                June 30
           -------------------------------------------------------------------
                              1995                           1996
           -------------------------------------------------------------------
                                     Excess                           Excess
                Capitalized         mortgage      Capitalized        mortgage
            mortgage servicing     servicing   mortgage servicing   servicing
                  rights             rights          rights           rights
          --------------------------------------------------------------------


Fair value
 at beginning
 of year         $    --                  3               169            74
Additions            222                 85               400           153
Amortization          53                 11                92            56
Sales                 --                  3                --            --
Allowance for
 losses               --                 --                --            --
               ---------------------------------------------------------------
Fair value at
 end of year         169                 74               477           171

     There was no activity in the allowance for loss for the years ended June 30, 1995 and 1996.

(13) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments, requires the Corporation to disclose estimated fair values for its financial instruments. The fair value estimates, methods and assumptions, set forth below for the Corporation's financial instruments, are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the financial statements and footnotes in this report. The fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The Corporation has not included certain material items in its disclosure, such as the value of the long-term relationships with the Corporation's lending and deposit customers since this is an intangible and not a financial instrument. Additionally, the estimates do not include any tax ramifications. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could materially affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Corporation. The following table presents a summary of the Corporation's financial instruments, as defined by SFAS 107:

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

                           At June 30, 1995           At June 30, 1995
                       ----------------------------------------------------
                       Carrying    Estimated fair   Carrying     Estimated
                         value        value           value      fair value
                       -----------------------------------------------------

Financial assets:
 Cash and short-term
  securities             $5,762        5,762           8,618     8,618
 Securities available-
  for-sale                7,862        7,862           72,07    72,076

 Mortgage-backed
  securities             69,896       69,360           9,941     9,437
 Loans, net             221,705      224,383         238,716   240,205
Normal servicing rights     169          169             477       540
Excess servicing rights      74           74             171       194

Financial liabilities:
 Deposit accounts       199,138      201,651         218,063   218,238
 Borrowings              84,444       84,653          88,992    88,921
 Interest rate swaps/caps 7,500        7,507           5,000     5,000

     Cash and short-term securities

     The carrying amount represents fair value.

     Securities

     Fair values are based on quoted market prices or dealer quotes.

     Mortgage-backed securities

     Fair values are based on quoted market prices or dealer quotes.

     Loans, net

     Fair values are estimated using current market interest rates to discount future cash flows for each of fifteen different loan segments. Interest rates used to discount the cash flows are based on U.S. Treasury yields or other market interest rates with appropriate spreads for each segment. The spread over the treasury yields or other market rates is used to account for liquidity, credit quality and higher servicing costs. Prepayment rates are based on expected future prepayment rates or where appropriate and available, market prepayment rates.

     Servicing rights

     Fair values for mortgage servicing rights are based on quoted market prices discounted for costs to sell.

     Deposit accounts

     SFAS 107 states the fair value of deposits with no stated maturity, such as checking accounts, money market deposit accounts and savings accounts, equals the amount payable on demand. The fair value of certificates of deposits is calculated based on the discounted value of contractual cash flows. The discount rate is equal to the rate currently offered on similar products.

     Borrowings

     The fair value is calculated based on the discounted cash flow method, adjusted for market interest rates and terms to maturity.

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

     Off-balance sheet financial instruments

     Fair values are estimated using market interest rates to discount the future cash flows of the held-for-sale commitments, sale agreements, interest rate cap agreements and swaps. Commitments to originate portfolio loans are valued consistent with the method described above for loans receivable.

                            LIMITATIONS

     These fair value disclosures are made solely to comply with the requirements of SFAS 107. The calculations represent management's best estimates; however, due to the lack of broad markets and the significant items excluded from this disclosure the calculations do not represent the underlying value of the Corporation at June 30, 1995 and 1996. These amounts have not been updated since year-end; therefore, the valuations may have changed significantly since that point in time.

(14) Employee Benefit Plans

     (a)  Savings Plan

          In October 1991, the Corporation adopted a savings plan under section 401(k) of the Internal Revenue Code, covering substantially all full-time employees after one year of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, fixed income or money market plans, or may purchase stock in the Corporation. The Corporation contributed $24, $27 and $24 to the plan for the years ended June 30, 1994, 1995 and 1996, respectively.

     (b)  Employee Stock Ownership Plan

          The Corporation established an employee stock ownership plan (ESOP) which became effective on July 1, 1992 for employees of the Corporation, the Savings Bank, and its subsidiary who have at least one year of continuous service. The ESOP was initially funded by the Corporation for $117 which was used to purchase shares in the conversion. The Corporation pays all ESOP expenses. Shares purchased by the ESOP are held in a suspense account for allocation among the participants. Benefits become 20% vested after the third year of service with an additional 20% vesting each year thereafter until 100% vesting after seven years. Forfeitures are reallocated annually among remaining participating employees. For the years ended June 30, 1994, 1995 and 1996, the Corporation contributed $100, $75 and $91, respectively to the ESOP, which is invested in Cascade Financial Corporation stock.

     (c)  Employee Stock Purchase Plan

          The Corporation maintains an employee stock purchase plan, under the terms of which 78,125 shares of Common Stock have been authorized for issuance. The plan allows employees of the Corporation with three months of service the opportunity to purchase common stock through accumulated salary deductions during each offering period. On the first day of each six month offering period, (January 1 and July 1 of each year), eligible employees who elect to participate are granted options to purchase a limited number of shares and unless the participant withdraws from the plan, the option is automatically exercised on the last day of each offering period.
          The aggregate number of shares to be purchased in any given offering is determined by dividing the accumulated salary deduction for the period by the lower of 85% of the market price of a common share at the beginning or end of an offering period.

     (d)  Stock Options

          The Corporation maintains stock option plans pursuant to which an aggregate of shares of Common Stock have been authorized for issuance to certain key employees and directors of the Corporation and it subsidiaries upon exercise of stock options. The options granted under these plans are, in general, exercisable under a vesting schedule whereby all options become exercisable over seven years, and expire not more than ten years after the date of grant.

          All options granted have limited rights which enable a holder, upon a change in control of the Corporation, to elect to receive cash equal to the difference between the exercise price of the option and the fair market value of the common stock on the date of exercise.

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

          At June 30, 1995 and 1996, 54,884 and 111,801 shares, respectively, were fully exercisable. They range in price from $3.07 to $13.60 per share in 1995 and $2.46 to $12.40 per share in 1996.

          During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation". The statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provision in the statement. SFAS No. 123 does not alter the existing accounting rules for employee stock-based programs. Companies may continue to follow rules outlined in Accounting Principles Board Opinion 25 ("APB 25"), but they will now be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provision of SFAS No.
          123. The adoption of the disclosure requirements of SFAS No.123 will have no material impact on the results of operations or financial condition of the Corporation.

Changes in total options outstanding during 1994, 1995 and 1996 are as follows:

                                                      1994
                                     ---------------------------------------
                                     Shares Under          Option Price Per
                                        Option                   Share
                                     ----------------------------------------

Outstanding at beginning of year         82,656                      $6.00
Granted during year                      66,100             14.50 to 10.50
Exercised during year                      (625)                     10.50
Two Five-for-four stock splits           82,828              14.50 to 6.00
Forfeited during year                    (2,764)             14.50 to 3.84
                                     ----------------------------------------
Outstanding at end of year              228,195               9.28 to 3.84

                                                      1995
                                     ---------------------------------------
                                     Shares Under          Option Price Per
                                        Option                   Share
                                     ----------------------------------------

Outstanding at beginning of year         228,195               9.28 to 3.84
Granted during year                        4,021             17.00 to 10.88
Exercised during year                     (5,788)             10.88 to 3.84
Two Five-for-four stock splits            52,947              17.00 to 3.84
Forfeited during year                    (17,636)              9.28 to 3.84
                                     ----------------------------------------
Outstanding at end of year               261,739              13.60 to 3.07


                                                      1996
                                     ---------------------------------------
                                     Shares Under          Option Price Per
                                        Option                   Share
                                     ----------------------------------------

Outstanding at beginning of year        261,739              13.60 to 3.07
Granted during year                      35,789             17.00 to 13.30
Exercised during year                   (16,617)              7.42 to 3.07
Two Five-for-four stock splits           66,673              17.00 to 3.07
Forfeited during year                   (15,346)             17.00 to 3.07
                                      ----------------------------------------
Outstanding at end of year              332,238              13.60 to 2.46

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

(15) Contingencies

     The Corporation is a defendant in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position of the Corporation will not be materially adversely affected by the final outcome of these legal proceedings and that adequate provision has been made in the accompanying consolidated financial statements.

     At periodic intervals, the OTS and the Federal Deposit Insurance Corporation ("FDIC") routinely examine the Corporation's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Corporation's financial statements be adjusted in accordance with their findings. A future examination by OTS or the FDIC could include a review of certain transactions or other amounts reported in the Corporation's 1996 financial statements. In view of the increasingly uncertain regulatory environment in which the Corporation operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1996 financial statements cannot presently be determined.

     On February 21, 1995, the United States Supreme Court refused to consider the United States Ninth Circuit Court of Appeals ruling upholding an OTS restitution order against the Corporation's former Chairman and Chief Executive Officer. As a result the Corporation recorded approximately $400 of after-tax income from the restitution order. The OTS has separately brought an enforcement action in relation to security provided by the former executive, and in March 1994, the United States District Court for the Western District of Washington entered a judgement requiring payment of approximately $280 to the Corporation by the former executive. During 1996, $150 of this amount was collected. Ultimate collection of the remaining amount will be recorded as income when received.

     On March 30, 1995, the United States District Court granted the Corporation's motion for summary judgement in a suit brought by the former executive against the Corporation and several current executive officers.

(16) Condensed Financial Information of Cascade Financial Corporation

     Following are the condensed financial statements of Cascade Financial Corporation (Parent only) for the period indicated. The holding company was formed on November 30, 1994.

                                    Balance Sheet
                                      June 30,

                                           1995              1996
                             ------------------------------------------

Assets:

   Cash                                     --                   40
 Investment in subsidiary              $19,294               21,580
 Other Assets                               --                   63
                                       ------------------------------
                                        19,294               21,683

Liabilities and
 Stockholders' Equity:

  Other Liabilities                         --                    2
  Stockholders' equity                  19,294               21,681
                                        ----------------------------
                                        19,294               21,683

                                                                 (Continued)
PAGE

                   CASCADE FINANCIAL CORPORATION
                            AND SUBSIDIARY

               Notes to Consolidated Financial Statements
              (Dollars in thousands, except share amounts)

                           Statement of Operations
                               For the periods
                    November 30, 1994 to June 30, 1995 and
                         July 1, 1995 to June 30, 1996

                                                  1995             1996
                                             -----------------------------

Equity in undistributed net income
  of the subsidiary                               $1,088         $2,356
Operating Expenses                                    --           (135)
Income before Federal income taxes                 1,088          2,221
Income tax benefit                                    --             47
Net income                                         1,088          2,268

                               For the periods
                    November 30, 1994 to June 30, 1995 and
                         July 1, 1995 to June 30, 1996

                                                  1995             1996
                                             -----------------------------

Cash flows from operating activities:
 Net income                                       $1,088           2,268
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Equity in net income of subsidiary           (1,088)         (2,356)
     Increase in other assets                         --             (63)
     Increase in other liabilities                    --               2
                                                  ------------------------
       Net cash used by operating activities          --            (149)

Cash flows from investing activities:
 Dividends received from subsidiary                   --              50
     Net cash provided by financing activities        --              50

Cash flows from financing activities:
 Proceeds from issuance of common stock, net          --             139
   Net cash provided by financing activities          --             139

   Net increase in cash and cash equivalents          --              40

Cash and cash equivalents:
 Beginning of year                                    --              --

 End of year                                          --              40

PAGE

                       (This page left blank intentionally)

PAGE

Stock Transfer Agent                     Legal Counsel

Chemical Mellon Shareholder Services     Anderson Hunter, PS
50 California Street, 10th Floor         P.O. Box 5397
San Francisco, California  94111         Everett, Washington 98606

Auditors                                 Special Counsel

KPMG Peat Marwick LLP                    Breyer & Aguggia
3100 Two Union Square                    1300 I Street NW
601 Union Street                         Suite 470 East
Seattle, Washington 98101-2327           Washington, D.C.  20005

                          Annual Meeting

The annual meeting of the stockholders of Cascade Financial Corporation will be Saturday, October 26, 1996 at 10:00 a.m. at Cascade Savings Bank located at 3828 Colby Avenue, Everett, Washington.

                            Form 10-K

A copy of the Form 10-K as filed with the Securities and Exchange Commission will be furnished to stockholders upon written request to the Secretary, Cascade Financial Corporation, 2828 Colby Avenue, Everett, WA 98201. Beginning in October 1996, the Corporation's 10-K, 10-Q and other disclosure documents filed with the Securities and Exchange Commission can be obtained from the SEC home page on the World Wide Web at htt//www.sec.gov

Full Service Branch Locations

MAIN 2828 Colby Avenue, Everett, Washington
BELLEVUE 200 108th N.E., Bellevue, Washington
HARBOUR POINTE 11700 Mukilteo Speedway, Mukilteo, Washington
ISSAQUAH 305 Front Street, Issaquah, Washington
LYNNWOOD 19419 Highway 99, Lynnwood, Washington
MARYSVILLE 815 State Avenue, Marysville, Washington
MT. VERNON 1725 Continental Place, Suite C, Mt. Vernon, Washington SMOKEY POINT 3532 172nd St NE, Arlington, Washington

Loan Origination Office

BELLINGHAM 909 Lakeway Drive, Suite 200, Bellingham, Washington

PAGE

                             Exhibit 21
                    Subsidiaries of the Registrant

Parent

Cascade Financial Corporation

                                    Percentage         Jurisdiction or
Subsidiaries (a)                   of Ownership    State of Incorporation

Cascade Savings Bank, FSB              100%             United States

Cascade Investment Services, Inc.(b)   100%             Washington


(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the
   Annual Report attached hereto as Exhibit 13.

(b)  Wholly-owned subsidiary of Cascade Savings Bank, FSB.

PAGE

                                 Exhibit 23
                             Consent of Auditors

KPMG Peat Marwick LLP
3100 Two Union Square
601 Union Street
Seattle, WA  98101-2327

                            CONSENT OF INDEPENDENT
                        CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Cascade Financial Corporation and Subsidiary:

We consent to incorporation by reference in the registration statement on Form S-8 of Cascade Financial Corporation of our report dated July 31, 1996 relating to the consolidated balance sheets of Cascade Savings Bank, FSB and subsidiary as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three year period ended June 30, 1996, which report appears in the June 30, 1996 Annual Report on Form 10-K of Cascade Savings Bank, FSB. Our report refers to a change in method of accounting for impaired loans.

/s/ KPMG Peat Marwick LLP

Seattle, Washington
July 31, 1996

PAGE