Form 10-Q
period 1996-09-30
CASCADE FINANCIAL CORP
filed 1996-11-13
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                  10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM _______ TO
     ________


     Commission file number 0-25286
                            _______

                       CASCADE FINANCIAL CORPORATION
                       _____________________________
            (Exact name of registrant as specified in its charter)

                 Delaware                          91-1661954
                 ________                          __________
      (State or other jurisdiction of            (IRS Employer
       incorporation or organization)         Identification No.)


             2828 Colby Avenue
            Everett, Washington                       98201
            ___________________                       _____
  (Address of principal executive offices)          (Zip Code)


                               (206) 339-5500
                               ______________
           (Registrant's telephone number, including area code)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.  Yes  X   No
                                                        ___     ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                        Outstanding as of September 30, 1996
          _____                        ____________________________________
Common Stock ($.01 par value)                       2,050,581


PAGE

                   CASCADE FINANCIAL CORPORATION

                            FORM 10-Q
             for the Quarter Ended September 30, 1996

                         _______________


                              INDEX
                              _____


PART I -- Financial Information:

  Item 1 -- Financial Statements:

     -- Consolidated Balance Sheets ......................  1

     -- Consolidated Statements of Operations.............  2

     -- Consolidated Statements of Cash Flows.............  3

     -- Notes to Consolidated Financial Statements........  5

  Item 2 -- Management's Discussion and Analysis of
       Financial Condition and Results of Operations......  5


PART II -- Other Information.............................. 10


PAGE

                     PART I -- FINANCIAL INFORMATION
                     _______________________________

              CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, unaudited)


                                                   September 30,     June 30,
ASSETS                                                 1996            1996
______                                                 ____            ____

Cash on hand and in banks                        $    2,579      $     3,627
Interest-earning deposits in other institutions         658            4,991
Securities available-for-sale                        72,328           72,076
Loans available for sale, net                         4,282            4,678
Mortgage-backed securities held to maturity
 (market value of $9,401 and $9,437)                  9,689            9,941
Loans, net                                          240,496          228,934
Real estate owned, net                                  721              747
Premises and equipment, at cost, net                  6,125            6,087
Accrued interest receivable and other assets          3,503            3,350
                                                 __________       __________
 TOTAL ASSETS                                    $  340,381       $  334,431
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Deposits                                         $  216,910       $  218,063
Federal Home Loan Bank advances                      75,159           68,542
Securities sold under agreements to repurchase       18,353           20,450
Advance payments by borrowers for taxes and
  insurance                                           2,174            1,207
Principal and interest payable on loans serviced
  for others                                            535              179
Accrued expenses and other liabilities                5,402            3,584
Deferred income tax                                   1,262            1,591
                                                 __________       __________
 TOTAL LIABILITIES                                  319,795          313,616

Preferred stock, $.01 par value, 500,000 shares
  authorized; no shares issued or outstanding            --               --
Common stock, $.01 par value,
   5,000,000 shares authorized;
   2,050,581 and 2,045,894 shares issued and
   outstanding                                           21               20
Additional paid-in capital                            4,272            4,250
Retained earnings, substantially restricted          17,047           17,410
Unrealized loss on securities available-for-sale       (754)            (865)
                                                 __________       __________

 TOTAL STOCKHOLDERS' EQUITY                          20,586           20,815
                                                 __________       __________
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  340,381       $  334,431
                                                 ==========       ==========
             See notes to consolidated financial statements

PAGE

              CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars in thousands, except per share amounts)
                               (unaudited)

                                                  September 30,  September 30,
                                                       1996          1995
                                                       ____          ____
Interest income:
 Loans                                              $  5,031      $  4,572
 Mortgage-backed securities held-to-maturity             127         1,047
 Securities available-for-sale                         1,000            98
 FHLB-stock-dividends                                     81            59
 Interest-bearing deposits                                35            33
                                                    ________      ________
   Total interest income                               6,274         5,809

Interest expense:
 Deposits                                              2,960         2,874
 Borrowed funds                                        1,276         1,276
                                                    ________      ________
   Total interest expense                              4,236         4,150

Net interest income                                    2,038         1,659
 Provision for loan losses                                --            --
                                                    ________      ________
Net interest income after provision for loan losses    2,038         1,659

Other income:
 Gain (loss) on sale of loans                             58           155
 Service charges                                         188           106
 Gain (loss) on sale of securities                         1            --
 Restitution recovery                                     --           150
 Other                                                   112           137
                                                    ________      ________
   Total other income                                    359           548

Other expenses:
 Salaries and employee benefits                          843           865
 Occupancy                                               281           288
 Federal deposit insurance premiums                      121           124
 Advertising                                              77            88
 Data processing                                          72            69
 Other                                                 1,552           282
                                                    ________      ________
   Total other expenses                                2,946         1,716
   Income before income taxes                           (549)          491
 Federal income taxes                                   (187)          167
                                                    ________      ________
   Net income                                       $   (362)     $    324
                                                    ========      ========
Net income per common and common equivalent share,
  primary (note 4)                                     $(.18)     $    .14

Net income per common and common equivalent share,
  fully diluted                                          NA       $    .14

Weighted average common and common equivalent
   shares outstanding, primary (note 4)            2,050,581     2,278,612

Weighted average common and common equivalent
   shares outstanding, fully diluted                     NA      2,278,612



             See notes to consolidated financial statements

PAGE

              CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, unaudited)

                                                          Three Months
                                                       Ended September 30,
                                                        1996         1995
                                                        ____         ____
Cash flows from operating activities:
 Net income                                          $  (362)      $   324
                                                     ________      _______
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization of premises and
     equipment                                           128           135
   Other                                                  --           (30)
   Provision for losses (recovery)on:
     Loans                                                --            --
     Amortization of mortgage servicing rights            53            21
   Additions to mortgage servicing rights                (55)          (96)
   Deferred loan fees, net of amortization                27            33
   Origination of loans held-for-sale and mortgage-
     backed securities held-for-trading               (9,113)      (13,465)
   Proceeds from sale of loans held-for-sale and
     mortgage-backed securities held-for-trading       9,517        14,854
   Net loss (gain) on sales of:
     Securities available-for-sale                        (1)           --
     Premises and  equipment                               1            (1)
   Federal Home Loan Bank stock dividend received        (81)          (59)
   Net change in accrued interest receivable and other
     assets over principal and interest payable on
     loans serviced for others and accrued expenses
     and other liabilities                             1,633          (999)
                                                     ________      _______
       Total adjustments                               2,109           393
                                                     ________      _______
         Net cash provided by  operating activities    1,747           717

Cash flows from investing activities:
 Loans originated, net of principal repayments       (11,594)       (3,956)

 Principal repayments on securities held-to maturity     252         2,965
 Principal repayments on securities available-for-
   sale                                                1,591            --
 Purchases of securities available-for-sale          (10,591)       (2,086)
 Proceeds from sales of securities available-for-
   sale                                                9,000            --
 Purchase of real estate owned                            --           (46)
 Proceeds from sales of real estate owned                 26            --
 Purchases of premises and equipment                    (167)          (62)
 Proceeds from sales of premises and equipment,
   and other assets                                       (1)            1
                                                     ________      _______
     Net cash used in investing activities           (11,484)       (3,184)

Subtotal, carried forward                             (9,737)       (2,467)
                                                     ________      _______

PAGE

              CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, unaudited)

                                                          Three Months
                                                       Ended September 30,
                                                        1996         1995
                                                        ____         ____

Subtotal, brought forward                            $(9,737)      $(2,467)
                                                     ________      ________

Cash flows from financing activities:
 Proceeds from issuance of common stock                   22             5
 Net increase (decrease) in deposits                  (1,153)        5,773
 Proceeds from Federal Home Loan Bank advances        46,250        18,883
 Repayment of Federal Home Loan Bank advances        (39,633)      (23,500)
 Net decrease in securities sold under agreements
   to repurchase                                      (2,097)       (2,327)
 Net decrease in advance payments by borrowers for
   taxes and insurance                                   967           513
                                                     ________      _______
   Net cash provided by (used in) financing
     activities                                        4,356          (653)
                                                     ________      _______

   Net decrease in cash and cash equivalents          (5,381)       (3,120)
Cash and cash equivalents at beginning of period       8,618         5,762
                                                     ________      _______

Cash and cash equivalents at end of period           $ 3,237       $ 2,642
                                                     ========      =======
Supplemental disclosures of cash flow information-
  cash paid during the period for:
    Interest                                         $ 4,243     $   3,973
    Federal income taxes                                 898           102
                                                     ________      _______

Supplemental schedule of noncash investing
  activities:
    Mortgage loans securitized into Federal Home
      Loan Mortgage Corporation participation
      certificates                                    $   --      $      --




             See notes to consolidated financial statements.

PAGE

          CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996
                           (unaudited)

1.  Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the books and records of Cascade Financial Corporation, (the
"Corporation").  The Corporation's sole subsidiary is Cascade Bank,
("Cascade").   In the opinion of management, the financial information
reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.

    Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 1996, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K.

2.  Commitments and Contingencies

    In the normal course of business there are various commitments to fund mortgage loans. Management does not anticipate any material loss as a result of these commitments.

    Periodically there have been various claims and lawsuits involving the Corporation as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Corporation holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporation's business. In the opinion of management no significant loss is expected from any of such pending lawsuits.

3.  Financial Statement Reclassification

    Certain amounts in the financial statements for fiscal 1996 have been reclassified to conform with the financial statement classification for fiscal 1997.

4.  Earnings per Share

    Earnings per share and weighted average common and common equivalent shares outstanding, primary, for the three months ended September 30, 1996 are based on the weighted average number of common shares outstanding during the period, excluding any common stock equivalents as they would be anti-dilutive. Earnings per share and weighted average common and common equivalent shares outstanding, primary, for the three months ended September 30, 1995 includes common stock equivalents.

PAGE

5.  Changes in Accounting Methods

    In 1995, Statement of Financial Account Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and SFAS No. 123, "Accounting for Stock-Based Compensation", were issued. SFAS 121 establishes accounting standards for the impairment of long-lived assets that either will be held and used in operations or that will be disposed of. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provision in the statement. SFAS No. 123 does not alter the existing accounting rules for employee stock-based programs. Companies may continue to follow rules outlined in Accounting Principles Board Opinion 25 ("APB 25"), but they will now be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provision of SFAS No. 123.

The adoption of the disclosure requirements of SFAS No. 123, and the accounting methods of SFAS 121 will have no material impact on the results of operations or financial condition of the Corporation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                   ASSET/LIABILITY MANAGEMENT

    The Corporation like other financial institutions is subject to fluctuations in interest rates because its interest-bearing liabilities reprice on different terms than its interest-earning assets. During periods of interest rate declines this position has a generally favorable impact on net interest income, while increases in interest rates have a generally adverse impact on net interest income.

    The Corporation uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200 basis point increase in interest rates would reduce Cascade's net interest income by 7% over a four quarter horizon. The Corporation manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally
do not exceed five years.   The Corporation also originates a limited amount
of multi-family loans in its local market area. Principally all new fifteen and thirty year loans are sold. The Corporation extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term FHLB-Seattle advances. The Corporation also uses interest rate swap and interest rate cap agreements to effectively extend the repricing of short-term deposit accounts or reduce the cost of longer-term deposits.

    The Corporation uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

                 CHANGES IN FINANCIAL CONDITION

    Total assets increased slightly to $340.4 million at September 30, 1996, compared with $334.4 million at June 30, 1996. Loans, net increased by $11.6 million offset by a decrease in interest-earning deposits by $4.3 million. Deposits decreased by $1.2 million during the first quarter ended September 30, 1996. Total borrowings increased by $4.5 million to $93.5 million.

Asset Quality

    Nonperforming assets totaled $1.7 million and $2.6 million at September 30, 1996 and September 30, 1995, respectively. Assets classified as substandard have decreased from $7.8 million at September 30, 1995, to $2.5 million at September 30, 1996.

PAGE

                          RESULTS OF OPERATIONS

      Comparison of the Three Months Ended September 30, 1996 and 1995

General

    The Corporation recorded a net loss for the three months ended September 30, 1996 of $362,000 compared with net income of $324,000 in 1995. The principal reason for the loss in the current quarter was an after-tax $811,000 charge related to the recapitalization of the Savings Association Insurance Fund (SAIF). Excluding this charge, net income for the three months ended September 30, 1996, increased to $449,000 compared with the $324,000 in September 1995, which included a one-time restitution recovery of $99,000 . Net interest income increased by 23% or $379,000 offset by a decrease in other income related to the restitution recovery.

Net Interest Income

    Net interest income increased by $379,000 to $2.0 million for the three months ended September 30, 1996 compared with the prior years' comparable quarter. This increase was due to an increase in the net interest margin of 29 basis points to 2.50% and an increase in interest earning assets of $28.8 million. The increase in earning assets was principally in loans receivable which is consistent with management's policy of increasing the Corporation's asset size in a controlled manner. The increase in the net interest margin for the recent period is a result of the higher margin loans the Corporation is adding, an increase in yield of adjustable rate loans, and slightly lower funding costs.

    The Corporation is focusing on adding nonconforming one-to-four family loans, multi-family, home equity loans and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for the Corporation and can be underwritten conservatively to ensure low delinquency, absent unforeseen
changes in local or national economic conditions.   Additionally these loan
types are typically not effected as much as conforming loans to refinance activity, which should lower the Corporation's overall origination and servicing costs in the future.

Provision for Loan Losses

    The Corporation's provision for loan losses was $0 for both the three months ended September 30, 1996 and 1995, respectively. Management intends to grow the nonconforming, construction and income property portfolios. These loans typically have a higher credit risk. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels. At September 30, 1996 and June 30, 1996, the Corporation's loan loss allowance totaled $2.9 million, and the loan loss allowance as a percent of net loans outstanding was 1.20% and 1.14%, respectively. The allowance as a percent of nonperforming assets was 171% and 112% at September 30, 1996, and 1995, respectively.

PAGE

Other Income

    Other income decreased to $359,000 for the three months ended September 30, 1996, compared with $548,000 for the three months ended September 30, 1995. The principal reason for the decrease in other income was a $150,000 restitution recovery in 1995 that did not occur in 1996.

Other Expenses

    Other expenses for the three months ended September 30, 1996, increased to $2.9 million from $1.7 million in the prior year. The SAIF charge of $1.2 million accounted for the large increase in expenses for the current period.

Liquidity and Sources of Funds

    The Corporation maintains liquidity balances in Federal funds balances and short-term securities at levels in accordance with regulatory guidelines. The Corporation held average liquid assets of $15.7 million in September 1996, which was in excess of the required liquidity level of $14.5 million.

    Loan commitments outstanding at September 30, 1996, were $10.5 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings.

    At September 30, 1996, the Corporation had $75.2 million in outstanding advances from the FHLB-Seattle. The Corporation's credit line with the FHLB-Seattle is 30% of total assets or up to $102.1 million. The Corporation also had $18.4 million of reverse repurchase agreements outstanding, a decrease of $2.1 million from June 30, 1996.

Capital Resources

    Cascade Bank is in full compliance with all capital requirements established by the OTS at September 30, 1996. Cascade's regulatory capital, capital requirements, and related excess capital amounts as of September 30, 1996 are presented in the following table:

          Tangible capital          Amount    Percentage
          ________________          ______    __________
     Tangible capital               $21,189      6.21%
     Less: Minimum requirement        5,115      1.50
                                    _______      ____
     Excess                         $16,074      4.71%
                                    =======      ====

            Core capital            Amount    Percentage
            ____________            ______    __________
     Core capital                   $21,189      6.21%
     Less:  Minimum requirement      10,229      3.00
                                    _______      ____
     Excess                         $10,960      3.21%
                                    =======      ====

          Risk-based capital        Amount    Percentage
          __________________        ______    __________
     Risk-based capital             $23,514     12.66%
     Less: Minimum requirement(1)    14,858      8.00
                                    _______      ____
     Excess                         $ 8,656      4.66%
                                    =======      ====
     (1)  Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS,

PAGE
effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The OTS has advised the Corporation that at September 30, 1996, Cascade Bank, is a "well capitalized" institution.

    The OTS issued a final rule on August 31, 1993 that incorporates an interest rate risk component into the OTS's risk-based capital rule. The rule requires that an institution with an "above normal" level of interest rate risk hold additional capital against interest rate risk exposure. This additional capital for interest rate risk exposure would be in excess of the 8% risk-based capital requirement. Only institutions whose measured interest rate risk exceeds the above normal level, has risk-based capital below 12%, and assets exceed $300 million will be required to maintain an interest rate risk component. The interest rate risk component will be computed quarterly. The OTS has recently postponed the date the component will first be deducted from an institution's total capital until an appeal process is developed for the measurement of an institution's interest rate risk.

    Management currently does not believe the final rule will materially adversely increase Cascade's regulatory capital requirement nor materially adversely effect the current business strategy when, or if it is implemented.

SAIF Premium Assessment

    Cascade is a member of the SAIF. On September 30, 1996 the President of the United States signed an omnibus appropriations bill which contained, among other provisions, a requirement that member companies of SAIF pay a one-time premium assessment to recapitalize the SAIF. The premium has been assessed at
65.7 basis points applied to March 31, 1995 deposit balances and is due by November 30, 1996. In accordance generally accepted accounting principles, the Corporation recorded the SAIF premium assessment as of September 30, 1996, by charging to non-interest expense the amount of its assessment, approximately $1.2 million, and recording a corresponding liability for that amount. The corresponding tax deduction will be taken on the Corporation's tax return for fiscal 1997.

                    PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.
___________________________

    The Corporation has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position.

Item 2.  Changes in Securities.
_______________________________

     Not applicable

PAGE

Item 3.  Defaults upon Senior Securities.
_________________________________________

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
_____________________________________________________________

     Not applicable

Item 5.  Other information.
___________________________

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
__________________________________________

     Not applicable

                              Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CASCADE FINANCIAL CORPORATION


November 7, 1996              /s/Russell E. Rosendal
                              ______________________________
                              By:  Russell E. Rosendal
                                   Executive Vice President
                                   (Chief Financial Officer)

                                 Exhibit 27
                           Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Cascade Financial Corporation for the quarter ended September 30, 1996 and is qualified in its entirety by reference to such financial statements.

                      Financial Data
                      as of or for the
                      quarter ended
Item Number           September 30, 1996     Item Description
                      ($ in thousands)

9-03 (1)              $  2,579               Cash and due from Banks
9-03 (2)                   658               Interest-bearing deposits
9-03 (3)                   -0-               Federal funds sold - purchased
                                             securities for resale
9-03 (4)                   -0-               Trading account assets
9-03 (6)                72,328               Investment and mortgage backed
                                             securities held for sale
9-03 (6)                 9,689               Investment and mortgage backed
                                             securities held to maturity -
                                             carrying value
9-03 (6)                 9,628               Investment and mortgage backed
                                             securities held to maturity -
                                             market value
9-03 (7)               240,496               Loans, net
9-03 (7)(2)              2,946               Allowance for losses
9-03 (11)              340,381               Total assets
9-03 (12)              216,910               Deposits
9-03 (13)               69,353               Short-term borrowings
9-03 (15)                9,373               Other liabilities
9-03 (16)               24,159               Long-term debt
9-03 (19)                  -0-               Preferred stock - mandatory
                                             redemption
9-03 (20)                  -0-               Preferred stock - no mandatory
                                             redemption
9-03 (21)                   21               Common stocks
9-03 (22)               20,565               Other stockholders' equity

PAGE

9-03 (23)              330,381               Total liabilities and
                                             stockholders' equity
9-04 (1)                 5,031               Interest and fees on loans
9-04 (2)                 1,208               Interest and dividends on
                                             investments
9-04 (4)                    35               Other interest income
9-04 (5)                 6,274               Total interest income
9-04 (6)                 2,960               Interest on deposits
9-04 (9)                 4,236               Total interest expense
9-04 (10)                2,038               Net interest income
9-04 (11)                  -0-               Provision for loan losses
9-04 (13)(h)                 1               Investment securities
                                             gains/(losses)
9-04 (14)                2,946               Other expenses
9-04 (15)                 (539)              Income/loss before income tax
9-04 (17)                  -0-               Income/loss before extraordinary
                                             items
9-04 (18)                  -0-               Extraordinary items, less tax
9-04 (19)                  -0-               Cumulative change in accounting
                                             principles
9-04 (20)                 (362)              Net income or loss
9-04 (21)                 (.18)              Earnings per share - primary
9-04 (21)                  -0-               Earnings per share - fully
                                             diluted
I.B. 5                    7.70               Net yield - interest earning
                                             assets - actual
III.C.1. (a)             1,030               Loans on non-accrual
III.C.1. (b)               -0-               Accruing loans past due 90 days
                                             or more
III.C.2. (c)               -0-               Troubled debt restructuring
III.C.2                    303               Potential problem loans
IV.A.1                   2,950               Allowance for loan loss -
                                             beginning of period
IV.A.2                     -0-               Total chargeoffs
IV.A.3                     -0-               Total recoveries
IV.A.4                   2,950               Allowance for loan loss - end of
                                             period
IV.B.1                   2,950               Loan loss allowance allocated to
                                             domestic loans
IV.B.2                     -0-               Loan loss allowance allocated to
                                             foreign loans
IV.B.3                   2,646               Loan loss allowance -
                                             unallocated