Form 10-Q
period 1996-12-31
CASCADE FINANCIAL CORP
filed 1997-02-14
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     December 31, 1996

Commission file number      0-25286

            CASCADE FINANCIAL CORPORATION
            -----------------------------
(Exact name of registrant as specified in its charter)

            Delaware                  91-1661954
            --------                  ----------
(State or other jurisdiction of     (IRS Employer
 incorporation or organization)   Identification No.)

 2828 Colby Avenue, Everett, Washington       98201
 --------------------------------------       -----
(Address of principal executive offices)    (Zip Code)

                (206) 339-5500
                --------------
(Registrant's telephone number, including area code)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                           YES [X]    NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.01 par value - 2,052,929 shares as of December 31, 1996

                        PART I - FINANCIAL INFORMATION

              CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, unaudited)

                                                December 31,     June 30,
                                                -----------      --------
                                                    1996           1996
                                                -----------      --------

ASSETS

Cash on hand and in banks                          $  3,517      $  3,627
Interest-earning deposits in other institutions         371         4,991
Securities available-for-sale                        57,638        72,076
Loans available for sale, net                         4,804         4,678
Mortgage-backed securities held to maturity
  (market value of $10,754 and $9,437)                9,225         9,941
Loans, net                                          261,896       228,934
Real estate owned, net                                  639           747
Premises and equipment, at cost, net                  6,149         6,087
Accrued interest receivable and other assets          3,811         3,350
                                                   --------      --------

TOTAL ASSETS                                       $348,050      $334,431
                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                           $225,306      $218,063
Federal Home Loan Bank advances                      72,159        68,542
Securities sold under agreements to repurchase       21,981        20,450
Advance payments by borrowers for taxes
  and insurance                                       1,438         1,207
Principal and interest payable on loans serviced
  for others                                            170           179
Accrued expenses and other liabilities                4,421         3,584
Deferred income tax                                   1,352         1,591
                                                    -------       -------
TOTAL LIABILITIES                                   326,827       313,616

Preferred stock, $.01 par value, 500,000 shares
  authorized; no shares issued or outstanding             0             0
Common stock, $.01 par value, 5,000,000 shares
  authorized; 2,052,929 and 2,045,894 shares
  issued and outstanding                                 20            20
Additional paid-in capital                            4,278         4,250
Retained earnings, substantially restricted          17,504        17,410
Unrealized loss on securities
  available-for-sale                                   (579)         (865)
                                                    -------       -------

TOTAL STOCKHOLDERS' EQUITY                           21,223        20,815
                                                    -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $348,050      $334,431
                                                    =======       =======

See notes to consolidated financial statements

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share amounts)
                                   (unaudited)

                                Three Months Ended     Six Months Ended
                                   December 31            December 31
                                   1996      1995        1996      1995
                                  ------    ------      ------    ------

Interest income:
 Loans                           $ 5,282   $ 4,712    $ 10,313   $ 9,283
 Mortgage-backed securities
   held-to-maturity                  149       999         275     2,047
 Securities available-for-sale     1,018       110       2,055       208
 FHLB stock dividends                 82        62         163       120
 Interest-bearing deposits            12        39          11        73
                                 -------   -------     -------   -------
    Total interest income          6,543     5,922      12,817    11,731

Interest expense:
 Deposits                          2,944     2,921       5,904     5,795
 Borrowed funds                    1,412     1,187       2,688     2,464
                                 -------   -------     -------   -------
    Total interest expense         4,356     4,108       8,592     8,259

Net interest income                2,187     1,814       4,225     3,472
Provision for loan losses              0         0           0         0
                                 -------   -------     -------   -------
    Net interest income after
     provision for loan losses     2,187     1,814       4,225     3,472

Other income:
 Gain on sale of loans                22        88          80       243
 Service charges                     225       110         412       216
 Loss on sale of securities
  available-for-sale                 (16)        0         (15)        0
 Gain on sale of real estate
  owned                                3         0           3         0
 Restitution recovery                  0         0           0       150
 Other                               100       129         213       267
                                 -------   -------     -------   -------
    Total other income               334       327         693       876

Other expenses:
 Salaries and employee
  benefits                           923       768       1,765     1,633
 Occupancy                           298       294         579       582
 Federal deposit insurance
  premiums                            96       127       1,441       251
 Advertising                          76        57         153       101
 Data processing                      84        66         156       135
 Other                               353       299         682       625
                                 -------   -------     -------   -------
    Total other expenses           1,830     1,611       4,776     3,327

    Income before income taxes       691       530         142     1,021
 Federal income taxes                235       180          48       347
                                 -------   -------     -------   -------

    Net income                   $   456   $   350     $    94   $   674
                                 =======   =======     =======   =======

Net income per common and
 common equivalent share,
 primary                         $   .20   $   .15     $   .04   $   .30

Net income per common and
 common equivalent share,
 fully diluted                   $   .20   $   .15     $   .04   $   .30

Weighted average common and
 common equivalent shares
 outstanding, primary          2,294,933 2,272,623   2,296,976 2,274,128

Weighted average common and
 common equivalent shares
 outstanding, fully diluted    2,299,712 2,272,623   2,299,366 2,275,617

See notes to consolidated financial statements

                    CASCADE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (dollars in thousands, unaudited)

                                          Six Months Ended December 31,
                                              1996             1995
                                             ------           ------

Cash flows from operating activities:
 Net income                                  $     94         $    674
                                             --------         --------
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization of
    premises and equipment                        255              270
   Other                                            0              (13)
   Amortization of retained
     servicing rights                              87               61
   Additions to mortgage servicing
     rights                                       (88)            (215)
   Deferred loan fees, net of amortization        193               39
   Origination of loans held-for-sale and
    mortgage-backed securities held for
    trading                                   (16,284)         (25,920)
   Proceeds from sale of loans held-
    for-sale and mortgage-backed
    securities held for trading                22,139           26,120
   Net loss (gain) on sales of:
    Securities available-for-sale                  15                0
    Premises and  equipment                         1               (4)
   Federal Home Loan Bank stock dividend
    received                                     (163)            (120)
   Net change in accrued interest receiv-
    able and other assets over principal
    and interest payable on loans serviced
    for others and accrued expenses and
    other liabilities                             (13)          (1,993)
                                              -------          -------
    Total adjustments                           6,142           (1,775)
                                              -------          -------
      Net cash provided by (used in)
      operating activities                      6,236           (1,101)

Cash flows from investing activities:
 Loans originated, net of principal
  repayments                                  (33,169)          (9,114)
 Principal repayments on securities
  held-to maturity                                716            8,456
 Principal repyaments on securities
  avaialable-for-sale                           3,770                0
 Purchases of securities available-
  for-sale                                    (10,797)          (6,990)
 Proceeds from sales of securities
  available-for-sale                           16,075                0
 Purchase of real estate owned                      0              (46)
 Proceeds from sales of real estate owned         108                0
 Purchases of premises and equipment             (318)             (89)
 Proceeds from sales of premises and
  equipment, and other assets                      (1)               4
                                              -------          -------
   Net cash used in investing activities      (23,616)          (7,779)

Cash flows from financing activities:
 Proceeds from issuance of common stock            28               69
 Net increase in deposits                       7,243            2,010
 Proceeds from Federal Home Loan Bank
  advances                                     75,150           42,383
 Repayment of Federal Home Loan Bank
  advances                                    (71,533)         (36,500)
 Net increase (decrease) in securities
  sold under agreements to repurchase           1,531           (3,538)
 Net decrease in advance payments by
  borrowers for taxes and insurance               231               70
                                              -------         --------
   Net cash provided by  financing
    activities                                 12,650            4,494
                                              -------          -------
Net decrease in cash and cash equivalents      (4,730)          (4,386)

Cash and cash equivalents at beginning
   of period                                    8,618            5,762
                                              -------          -------
Cash and cash equivalents at end of period   $  3,888          $ 1,376
                                             ========          =======

Supplemental disclosures of cash flow
 information cash paid during the period
 for:
  Interest                                    $ 8,627          $ 8,553
  Federal income taxes                             46              219

Supplemental schedule of noncash
 investing activities:
  Mortgage-backed securities reclassified
   from held to maturity to available
   for sale                                   $     0          $50,577
  Mortgage loans securitized into Federal
   Home Loan Mortgage Corporation
   participation certificates                       0                0


See notes to consolidated financial statements

           CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996
                           (unaudited)

Note 1.  Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the books and records of Cascade Financial Corporation, (the
"Corporation"). The Corporation's sole subsidiary is Cascade Bank, ("Cascade" or "The Bank"). In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.

    Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 1996, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K.

Note 2.  Commitments and Contingencies

    In the normal course of business there are various commitments to fund mortgage loans. Management does not anticipate any material loss as a result of these commitments.

    Periodically there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporaton's and the Bank's business. In the opinion of management no significant loss is expected from any of such pending lawsuits.

Note 3.  Financial Statement Reclassification

    Certain amounts in the financial statements for fiscal 1996 have been reclassified to conform with the financial statement classification for fiscal 1997.

Note 4.  Changes in Accounting Methods

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

    The adoption of the disclosure requirements of SFAS No. 123, and the accounting methods of SFAS 121 are not expected to have a material impact on the results of operations or financial condition of the Corporation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF MERGER

    On February 6, 1997, Cascade Financial Corporation and Cascade Bank entered into an Agreement and Plan of Merger with Amfirst Bancorporation, the holding company for American First National Bank, pursuant to which Amfirst will be merged into Cascade. In the transaction, Amfirst shareholders will receive approximately two shares of Cascade common stock for each share of Amfirst common stock. The transaction is subject to the approval of federal banking regulators and the shareholders of Cascade and Amfirst. At December 31, 1996, American First had four offices located in Snohomish County and assets of $71 million. It is anticipated that the merger will completed during June 1997 and will be treated as a pooling-of-interests.

ASSET/LIABILITY MANAGEMENT

    Cascade, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities reprice on different terms than its interest-earning assets. During periods of interest rate declines this position has a generally favorable impact on net interest income, while increases in interest rates have a generally adverse impact on net interest income.

    Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200 basis point increase in general interest rates would reduce Cascade's annual net interest income by 7%. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed five years. Cascade also originates a limited amount of multi-family loans in its local market area. Principally all new fifteen and thirty year loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term FHLB-Seattle advances. Cascade also uses interest rate swap and interest rate cap agreements to effectively extend the repricing of short-term deposit accounts or reduce the cost of longer-term deposits.

    Cascade uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

CHANGES IN FINANCIAL CONDITION

    Total assets increased to $348.1 million at December 31, 1996, compared with $334.4 million at June 30, 1996. Loans, net increased by $33.0 million. The loan growth was funded by a decrease in interest-earning deposits of $4.6 million and a decrease of $14.4 million in securities available for sale. Increases in deposits and borrowings also helped to fund the increase in loans. Deposits increased $7.2 million during the six months ended December 31, 1996. Total borrowings increased by $5.1 million to $94.1 million.

Asset Quality

    Nonperforming assets totaled $373,000 and $1.4 million at June 30, 1996 and December 31, 1996, respectively. Assets classified as substandard increased from $2.5 million at June 30, 1996, to $3.6 million at December 31, 1996.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended December 31, 1996 and 1995.

General

    Total net income for the three months ended December 31, 1996 increased to $456,000 compared with $350,000 in 1995. Net interest income increased $373,000 for the quarter ended December 31, 1996 and other expenses increased $219,000 over the prior year. Net income for the six months ended
December 31, 1996, decreased to $94,000 from $674,000 in 1995. The principal reason for the decrease in the six months earnings was an $811,000 charge, after tax, related to the recapitalization of the Savings Association Insurance Fund (SAIF). Excluding this charge, net income for the six months ended December 31, 1996 increased to $905,000 compared with the $674,000 earned in the six month period ended December 31, 1995.

Net Interest Income

    Net interest income increased $373,000 compared to the quarter ended December 31, 1995 to $2.2 million for the three months ended December 31, 1996. Net interest income increased by $752,000 for the six months ended December 31, 1996 compared to 1995. Increased interest margins of 17 basis points for the most recent quarter and 23 basis points for the six months ended December 31, 1996 coupled with an increase of $32 million in interest earning assets over the prior December's numbers were responsible for the increase. The increase in earning assets was primarily in loans which is consistent with management's policy of increasing Cascade's asset size in a controlled manner. The increase in the net interest margin for the recent period is a result of the higher margin loans Cascade is adding, an increase in yield of adjustable rate loans, and slightly lower funding costs.

    Cascade is focusing on adding nonconforming one-to-four family loans, multi-family loans, home equity lines of credit and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for Cascade and can be underwritten conservatively to ensure low delinquency, absent unfore-seen changes in local or national economic conditions. Additionally, these loan types are typically not effected as much by refinance activity as conforming loans. This should help to lower Cascade's overall origination and servicing costs in the future.

Provision for Loan Losses

    Cascade's provision for loan losses was $0 for both the six months ended December 31, 1996 and 1995. Management intends to grow the nonconforming, construction and income property portfolios. These loans typically have a higher credit risk. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels. At December 31, 1996 and June 30, 1996, the Corporation's loan loss allowance totaled $2.9 million, and the loan loss allowance as a percent of net loans outstanding was 1.04% and 1.29%, respectively. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, acutal loan loss experience, current and anticipated economic conditions and other factors. The Bank has not had to add to it's provision in recent years because substandard assets have decreased from a high of $39.0 million at September 30, 1991 to $3.6 million at December 31, 1996. Nonperforming loans increased $979,000 to $1.4 million at December 31, 1996 as compared to the period ending June 30, 1996. Substandard loans increased $1.1 million to $3.6 million during the same period.

Other Income

    Other income increased $7,000 to $334,000 for the three months ended December 31, 1996 as compared with the three months ended December 31, 1995. For the six months ended December 31, 1996 other income decreased $182,000 to $693,000 as compared to the six months ended December 31, 1995. The principal reason for the decrease in other income was a $150,000 restitution recovery in 1995 that did not occur in 1996. Gain on sale of loans decreased $66,000 and $163,000 for the three and six month periods ending December 31, 1996 as compared to the same periods in 1995. The reduction occurred as a result of the Bank's emphasis on portfolio lending which resulted in a $9.6 million decrease in the origination of salable products. Service charges increased $115,000 to $225,000 and $196,000 to $412,000 for the three and six month periods ending December 31, 1996 as compared to the same periods in 1995. Service charges generated from increases in net loan and servicing portfolio's accounted for most of the change.

Other Expenses

    Other expenses increased to $1.8 million for the three months ended December 31, 1996 compared with $1.6 million for the three months ended December 31, 1995. Increases in salaries and employee benefits of $155,000 coupled with smaller increases in advertising and data processing costs accounted for this increase. For the six month period ending December 31, 1996 other expenses totaled $4.8 million, a $1.5 million increase over the December 31, 1995 total of $3.3 million. Federal deposit insurance premiums increased $1.2 million, before taxes, as a result of the SAIF conversion charge. Increases to salaries and employee benefits coupled with increased advertising costs, both related to development of new products and services were responsible for increase in these areas.

Liquidity and Sources of Funds

    Cascade maintains liquidity balances in Federal Home Loan Bank deposits and short-term securities at levels in accordance with regulatory guide-
lines. The Corporation held average liquid assets of $19.0 million in December 1996, which was in excess of the required liquidity level of $15.1 million.

    Loan commitments outstanding at December 31, 1996, were $14.6 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings.

    At December 31, 1996, the Corporation had $72.2 million in outstanding advances from the FHLB-Seattle. The Corporation's credit line with the FHLB-Seattle is 30% of total assets or up to $104.4 million. The Corporation also had $22.0 million of reverse repurchase agreements outstanding, an increase of $1.5 million from June 30, 1996.

Capital Resources

    Cascade Bank is in full compliance with all capital requirements established by the OTS at December 31, 1996. Cascade's regulatory capital, capital requirements, and related excess capital amounts as of December 31, 1996 are presented in the following table:

     Tangible capital                 Amount         Percentage
     ----------------               ----------     --------------
     Tangible capital                $21,667             6.22%
     Less: Minimum requirement         5,227             1.50
                                     -------             ----
     Excess                          $16,440             4.72%

     Core capital                     Amount          Percentage
     ------------                   ----------      --------------
     Core capital                    $21,667             6.22%
     Less:  Minimum requirement       10,455             3.00
                                      ------             ----
     Excess                          $11,212             3.22%

     Risk-based capital               Amount          Percentage
     ------------------             ----------      --------------
     Risk-based capital              $24,210            11.90%
     Less: Minimum requirement(1)     16,272             8.00
                                      ------            -----
     Excess                          $ 7,938             3.90%

     (1)  Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically under-capitalized." The OTS has advised the Corporation that at September 30, 1996, Cascade Bank, is a "well capitalized" institution.

    The OTS issued a final rule on August 31, 1993 that incorporates an interest rate risk component into the OTS's risk-based capital rule. The rule requires that an institution with an "above normal" level of interest rate risk hold additional capital against interest rate risk exposure. This additional capital for interest rate risk exposure would be in excess of the 8% risk-based capital requirement. Only institutions whose measured interest rate risk exceeds the above normal level, has risk-based capital 12%, and assets exceed $300 million will be required to maintain an interest rate risk component. The interest rate risk component will be computed quarterly. The OTS has postponed the date the component will first be deducted from an institution's total capital until an appeal process is developed for the measurement of an institution's interest rate risk.

    Management currently does not believe the final rule will materially adversely increase Cascade's regulatory capital requirement nor materially adversely effect the current business strategy when, or if it is implemented.

SAIF Premium Assessment

     Cascade is a member of the SAIF. On September 30, 1996 the President of the United States signed an omnibus appropriations bill which contained, among other provisions, a requirement that member companies of SAIF pay a one-time premium assessment to recapitalize the SAIF. The premium has been assessed at 65.7 basis points applied to March 31, 1995 deposit balances and was paid on November 30, 1996. In accordance with generally accepted accounting principles, the Bank recorded the SAIF premium assessment as of September 30, 1996, by charging to non-interest expense the amount of its $1.2 million assessment. The corresponding tax deduction will be taken on the Corporation's tax return for fiscal 1997.

                    PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

    The Corporation and the Bank have certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position.

Item 2.  Changes in Securities.

    Not applicable

Item 3.  Defaults upon Senior Securities.

    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable

Item 5.  Other information.

    Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

    Not applicable


                            Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CASCADE FINANCIAL CORPORATION
                              Registrant


February 11, 1997                  /s/ Russell E. Rosendal
                                   -----------------------
                              By:  Russell E. Rosendal
                                   Executive Vice President and
                                   Chief Financial Officer