Form 10-Q
period 1997-03-31
CASCADE FINANCIAL CORP
filed 1997-05-15
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED    March 31, 1997

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ____________
     TO _______________

     Commission file number 0-25286

                  CASCADE FINANCIAL CORPORATION
                  -----------------------------
      (Exact name of registrant as specified in its charter)

                   Delaware                  91-1661954
                   --------                  ----------
         (State or other jurisdiction of     (IRS Employer
          incorporation or organization)   Identification No.)

                   2828 Colby Avenue
                  Everett, Washington               98201
                  -------------------               -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class           Outstanding as of March 31, 1997

    Common Stock ($.01 par value)         2,054,352

                     PART I - FINANCIAL INFORMATION

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, unaudited)

                                                     March 31,   June 30,
                                                     ---------   --------
                                                        1997        1996
                                                     ---------   --------

ASSETS

Cash on hand and in banks                           $   3,931  $   3,627
Interest-earning deposits in other institutions         1,101      4,991
Securities available-for-sale                          43,077     72,076
Loans available for sale, net                           7,727      4,678
Mortgage-backed securities held to maturity
  (market value of $8,450 and $9,437)                   8,657      9,941
Loans, net                                            277,315    228,934
Real estate owned, net                                  1,043        747
Premises and equipment, at cost, net                    6,139      6,087
Accrued interest receivable and other assets            3,331      3,350
                                                      -------    -------

 TOTAL ASSETS                                       $ 352,321  $ 334,431
                                                      =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                            $ 231,557  $ 218,063
Federal Home Loan Bank advances                        72,609     68,542
Securities sold under agreements to repurchase         19,399     20,450
Advance payments by borrowers for taxes and
 insurance                                              2,451      1,207
Principal and interest payable on loans serviced
 for others                                               320        179
Accrued expenses and other liabilities                  2,891      3,584
Deferred income tax                                     1,340      1,591
                                                      -------    -------

 TOTAL LIABILITIES                                    330,567    313,616

Preferred stock, $.01 par value, 500,000 shares
 authorized; no shares issued or outstanding                0          0
Common stock, $.01 par value,
 5,000,000 shares authorized;
 2,054,352 and 2,045,894 shares issued and
 outstanding                                               21         20
Additional paid-in capital                              4,301      4,250
Retained earnings, substantially restricted            18,035     17,410
Unrealized loss on securities available-for-sale         (603)      (865)
                                                      -------    -------

 TOTAL STOCKHOLDERS' EQUITY                            21,754     20,815
                                                      -------    -------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 352,321  $ 334,431
                                                      =======    =======

                 See notes to consolidated financial statements

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share amounts)
                               (unaudited)

                                Three Months Ended        Nine Months Ended
                                     March 31,                 March 31,
                                  1997      1996            1997       1996
                                 ------    ------          ------     ------
Interest income:
 Loans                           $5,747      $4,891       $16,060     $14,175
 Mortgage-backed securities
   held-to-maturity                 101         138           377         443
 Securities available-for-sale      391       1,037         1,440       2,987
 FHLB stock dividends                75          69           238         189
 Interest-earning deposits          315          54         1,331         127
                                 ------      ------        ------      ------
    Total interest income         6,629       6,189        19,446      17,921

Interest expense:
 Deposits                         3,004       2,823         8,908       8,618
 Borrowed funds                   1,315       1,367         4,003       3,832
                                 ------      ------        ------      ------
    Total interest expense        4,319       4,190        12,911      12,450

Net interest income               2,310       1,999         6,535       5,471
  Provision for loan losses           0           0             0           0
                                 ------      ------        ------      ------
Net interest income after
  provision for loan losses       2,310       1,999         6,535       5,471

Other income:
 Gain (loss) on sale of loans       (21)         45            59         136
 Service charges                    230         219           642         587
 Gain on sale of securities
   available-for-sale                16         338             2         338
 Gain on sale of real estate
   owned                              0           0             3           0
 Restitution recovery                 0           0             0         150
 Other                              158         178           370         444
                                 ------      ------        ------      ------
    Total other income              383         780         1,076       1,655

Other expenses:
 Salaries and employee benefits   1,000         934         2,766       2,568
 Occupancy                          303         305           882         887
 Federal deposit insurance
   premiums                          35         133         1,477         384
 Advertising                         98          44           251         145
 Data processing                     89          74           244         209
 Other                              362         298         1,044         922
                                 ------      ------        ------      ------
    Total other expenses          1,887       1,788         6,664       5,115

    Income before income taxes      806         991           947       2,011
 Federal income taxes               274         337           322         684
                                 ------      ------        ------      ------
    Net income                  $   532     $   654       $   625     $ 1,327
                                 ======      ======        ======      ======

Net income per common and
  common equivalent share,
  primary                                       .23                       .27

Net income per common and
  common equivalent share,
  fully diluted                                 .23                       .27

Weighted average common and
  common equivalent shares
  outstanding, primary        x,xxx,xxx   2,293,239     x,xxx,xxx   2,296,932

Weighted average common and
  common equivalent shares
  outstanding, fully diluted  x,xxx,xxx   2,293,239     x,xxx,xxx   2,296,932

                See notes to consolidated financial statements

                      CASCADE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (dollars in thousands, unaudited)

                                                  Nine Months Ended March 31,
                                                        1997         1996
                                                       ------       ------
Cash flows from operating activities:
 Net income                                         $    625      $  1,327
                                                    --------      --------
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization of
    premises and equipment                               386           418
   Other                                                   6            (4)
   Amortization of retained servicing rights             141            98
   Additions to mortgage servicing rights               (205)         (395)
   Deferred loan fees, net of amortization               220            38
   Origination of loans held-for-sale and
    mortgage-backed securities held for trading      (32,148)      (41,716)
   Proceeds from sale of loans held-for-sale
    and mortgage-backed securities held for
    trading                                           35,031        38,360
   Net loss (gain) on sales of:
    Securities available-for-sale                         (1)            0
    Premises and equipment                                 1            (7)
   Federal Home Loan Bank stock dividend received       (238)         (189)
   Net change in accrued interest receivable and
    other assets over principal and interest
    payable on loans serviced for others and
    accrued expenses and other liabilities              (855)          264
                                                      -------       -------
    Total adjustments                                  2,338        (3,133)
                                                      -------       -------
      Net cash provided by (used in) operating
       activities                                      2,963        (1,806)

Cash flows from investing activities:
 Loans originated, net of principal repayments       (49,046)      (14,100)
 Principal repayments on securities held-to
  maturity                                             1,284         9,256
 Principal repayments on securities available-
  for-sale                                             5,414         3,374
 Purchases of securities available-for-sale          (10,922)      (47,346)
 Proceeds from sales of securities available-
  for-sale                                            29,221        35,387
 Purchase of real estate owned                           (23)          (46)
 Proceeds from sales of real estate owned                108             0
 Purchases of premises and equipment                    (439)         (176)
 Proceeds from sales of premises and equipment,
  and other assets                                        49             7
                                                     --------      --------
   Net cash used in investing activities             (24,354)      (13,644)

Cash flows from financing activities:
 Proceeds from issuance of common stock                   50            82
 Net increase in deposits                             13,494         8,604
 Proceeds from Federal Home Loan Bank advances       112,900        64,383
 Repayment of Federal Home Loan Bank advances       (108,833)      (60,000)
 Net increase (decrease) in securities sold
  under agreements to repurchase                      (1,050)          793
 Net decrease in advance payments by borrowers
  for taxes and insurance                              1,244           594
                                                     --------      --------
   Net cash provided by financing activities          17,805        14,456
                                                     --------      --------
   Net decrease in cash and cash equivalents          (3,586)         (994)
Cash and cash equivalents at beginning of period       8,618         5,762
                                                     --------      --------
Cash and cash equivalents at end of period          $  5,032      $  4,768
                                                     ========      ========

Supplemental disclosures of cash flow
 information--cash paid during the period for:
  Interest                                          $ 13,053      $ 12,498
  Federal income taxes                                   561           585

Supplemental schedule of noncash investing
 activities:
  Mortgage-backed securities reclassified
   from held to maturity to available for sale     $       0      $ 50,577
  Mortgage loans securitized into Federal Home
   Loan Mortgage Corporation participation
   certificates                                            0             0

             See notes to consolidated financial statements.

           CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997
                           (unaudited)

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

     Periodically there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporation's and the Bank's business. In the opinion of management no significant loss is expected from any of such pending lawsuits.

3.  Financial Statement Reclassification

     Certain amounts in the financial statements for fiscal 1996 have been reclassified to conform with the financial statement classification for fiscal 1997.

4.  Changes in Accounting Methods

     In 1995, Statement of Financial Account Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and SFAS No. 123, "Accounting for Stock-Based Compensation", were issued. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets that either will be held and used in operations or that will be disposed of. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provision in the statement. SFAS No. 123 does not alter the existing accounting rules for employee stock-based programs. Companies may continue to follow rules outlined in Accounting Principles Board Opinion 25 ("APB 25"), but they will now be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provision of SFAS No. 123.

     The adoption of the disclosure requirements of SFAS No. 123, and the accounting methods of SFAS No. 121 are not expected to have a material impact on the results of operations or financial condition of the Corporation.

5.  New Accounting Pronouncements

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in June 1996 and established, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. As issued, SFAS
No. 125 is effective for all transfers and servicing of finacial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FSB Statement No. 125". In general SFAS No. 127 defers for one year the effective date of SFAS No. 125 provisions relating to secured borrowings and collateral.

     SFAS No. 128, "Earnings Per Share", standardized the international calculation for earings per share and requires companies with complex capital structures that have publicly held common stock or potential common stock to present both basic and diluted earnings per share on the face of the income statement. SFAS No. 128 becomes effective for periods ending after December 15, 1997.

     It is not anticipated that the adoption of these new accounting standards will have a material impact on the results of operations or financial position of the Corporation.

Item 2 - Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

                         PLAN OF MERGER

     On February 6, 1997, Cascade Financial Corporation and Cascade Bank entered into an Agreement and Plan of Merger with Amfirst Bancorporation, the holding company for American First National Bank, pursuant to which Amfirst will be merged into the Corporation. On March 31, 1997 Cascade filed with the Securities and Exchange Commission a current report on Form S-4 describing the terms of the merger in greater detail. In the transaction, Amfirst share-holders will receive approximately two shares of the Corporation's common stock for each share of Amfirst common stock. The transaction is subject to the approval of federal banking regulators and the shareholders of Cascade Financial and Amfirst. At March 31, 1997 Amfirst had four offices located in Snohomish County and assets of $70 million. It is anticipated that the merger will be completed during August of 1997 and will be treated as a pooling-of-interests.

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

     Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200 basis point increase in general interest rates would reduce Cascade's annual net interest income by 8%. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed five years. Cascade also originates a limited amount of multi-family loans in its local market area. Principally all new fifteen and thirty year fixed rate loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term FHLB-Seattle advances. Cascade also uses interest rate swap and interest rate cap agreements to effectively extend the repricing of short-term deposit accounts or reduce the cost of longer-term deposits.

     Cascade uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

                  CHANGES IN FINANCIAL CONDITION

     Total assets increased to $352.3 million at March 31, 1997, compared with $334.4 million at June 30, 1996. Loans, net increased by $51.4 million. The loan growth was funded by a decrease in interest-earning deposits of $3.9 million and a decrease of $29.0 million in securities available for sale. Increases in deposits and borrowings also helped to fund the increase in loans. Deposits increased $13.5 million during the nine months ended March 31, 1997. Total borrowings increased by $3.0 million to $92.0 million.

Asset Quality

     At March 31, 1997, loans totaling $2.2 million were impaired of which one loan for $1.2 million had allocated reserves of $300,000. Seven loans totaling $1.0 million of the $2.2 million in impaired loans were on nonaccrual status. This compares with the $1.6 million impaired and $373,000 nonaccrual and $1.3 million impaired and $139,000 nonaccrual at June 30, 1996 and March 31, 1996, respectively. Interest income is normally recognized on the accural basis, however, if the impaired loan is nonperforming, then interest income is recorded on the receipt of cash.

     Real estate owned totaled $1.0 million at March 31, 997 compared with $747,000 and $2.3 million at June 30, and March 31, 1996, respectively. The REO is principaly single family properties which the Bank anticipates realizing immaterial gains on the property liquidation.

     Nonperforming assets totaled $373,000 and $1.0 million at June 30, 1996 and March 31, 1997, respectively. Assets classified as substandard increased from $2.5 million at June 30, 1996 to $3.5 million at March 31, 1997.

                     RESULTS OF OPERATIONS

Comparison of the Three and Nine months Ended March 31, 1997 and 1996

General

     Total net income for the three months ended March 31, 1997 decreased to $532,000 compared with $654,000 in 1996 due primarily to after-tax gains on sales of securities of $223,000 for the three month period ended March 31, 1996 compared with after-tax security gains of $11,000 for the three month period ended March 31, 1997. Net interest income increased $311,000 for the quarter ended March 31, 1997 and other expenses increased $99,000 over the prior year. Net income for the nine months ended March 31, 1997, decreased to $625,000 from $1.3 million in 1996. The principal reason for the decrease in the nine months earnings was an $811,000 charge, after tax, related to the recapitalization of the Savings Association Insurance Fund (SAIF). Excluding this charge, net income for the nine months ended March 31, 1997 increased to $1.4 million compared with $1.3 million earned for the nine month period ended March 31, 1996.

Net Interest Income

     Net interest income increased $311,000 to $2.3 million for the three months ended March 31, 1997 compared to the quarter ended March 31, 1996.
Net interest income was $6.6 million for the nine months ended March 31, 1997 compared to $5.5 million for the same period in 1996. Increased net interest margins of 16 basis points for the most recent quarter and 20 basis points for the nine months ended March 31, 1997, coupled with an increase of $27.7 million in average interest earning assets over the prior period's balances, accounted for this increase. The increase in earning assets was primarily in loans which is consistent with management's policy of increasing Cascade's asset size in a controlled manner. The increase in the net interest margin for the recent period is a result of the higher margin loans Cascade is adding, an increase in yield of adjustable rate loans, and slightly lower funding costs.

     Cascade is focusing on adding nonconforming one-to-four family loans, multi-family loans, home equity lines of credit, consumer installment loans and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for Cascade and can be underwritten conservatively to ensure low delinquency, absent unforeseen changes in local or national economic conditions. Additionally, these loan types are typically not effected as much by refinance activity as conforming loans. This should help to lower Cascade's overall origination and servicing costs in the future.

     Cascade is currently in the process of developing a line of commercial business products including business loans and lines, business deposit accounts and various other business banking services. The new products will be offered on a limited basis during the quarter ending June 30, 1997. The Bank's business product lines will be unveiled in full immediately following the Bank's merger with Amfirst, which is expected to occur sometime in August 1997. American First currently offers many of the business products and services that Cascade is developing. Their expertise should help the Bank to develop and market these new business products.

Provision for Loan Losses

     Cascade's provision for loan losses was $0 for both the nine months ended
March 31, 1997 and 1996.   At March 31, 1997 and June 30, 1996, the Bank's loan
loss allowance totaled $2.9 million, and the loan loss allowance as a percent of net loans outstanding was 1.02% and 1.23%, respectively. Nonperforming loans increased $627,000 to $1.0 million at March 31, 1997 as compared to the period ending June 30, 1996. Substandard loans increased $1.0 million to $3.5 million during the same period. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors. Management intends to grow the nonconforming, construction and income property portfolios. These loans typically have a higher credit risk which will require additions to the reserves in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels. The Bank has not increased its provision in recent years because substandard assets have decreased from a high of $39.0 million at September 30, 1991 to $3.5 million at March 31, 1997.

Other Income

     Other income decreased $397,000 to $383,000 for the three months ended March 31, 1997 as compared with the three months ended March 31, 1996. Decreases in gains from the sales of securities available-for-sale of $322,000 and in gains on sale of loans of $66,000 accounted for the difference in the three month period. For the nine months ended March 31, 1997 other income decreased $579,000 to $1.1 million as compared to the nine months ended March 31, 1996. Decreases in gains on sale of loans of $77,000, in gains on sales of securities available-for-sale of $336,000 and a $150,000 restitution recovery in 1996 that did not occur in 1997, coupled with an increase in service charge income of $55,000 were the major factors contributing to the change in other income for the period. The reduction in gains on sales of loans and the increase in service charges occurred as a result of the Bank's emphasis, during the nine month period, on the origination of portfolio lending products which increased the Bank's net loan and servicing portfolio's and lead to an increase in service charge income. Cascade set up a Wholesale Lending department at the end of the second quarter. The department began originating and selling loans during the quarter. This department will help the Bank to increase it's fee income while allowing the retail side of the Bank's lending operation to maintain its current focus on the origination of portfolio products.

Other Expenses

     Other expenses increased to $1.9 million for the three months ended March 31, 1997 compared with $1.8 million for the three months ended March 31, 1996. Increases in salaries and employee benefits of $66,000, in advertising of $54,000 and in other expenses of $64,000 were partially offset by a decrease in Federal deposit insurance premiums of $99,000. For the nine month period ending March 31, 1997 other expenses totaled $6.7 million, a $1.6 million increase over the March 31, 1996 total of $5.1 million. Federal deposit insurance premiums increased $1.2 million, before taxes, as a result of the SAIF conversion charge. Increases to salaries and employee benefits coupled with increased advertising costs, both related to development of new products and services, were responsible for increases in these areas.

Liquidity and Sources of Funds

     Cascade maintains liquidity balances in Federal Home Loan Bank deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $15.5 million in March 1997, which was in excess of the required liquidity level of $15.3 million.

     Loan commitments outstanding at March 31, 1997, were $14.6 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings.

     At March 31, 1997, the Bank had $72.6 million in outstanding advances from the FHLB-Seattle. The Bank's credit line with the FHLB-Seattle is 30% of total assets or up to $105.7 million. The Bank also had $19.4 million of reverse repurchase agreements outstanding, a decrease of $1.1 million from June 30, 1996.

Capital Resources

     Cascade Bank is in full compliance with all capital requirements established by the OTS at March 31, 1997. Cascade's regulatory capital, capital requirements, and related excess capital amounts as of March 31, 1997 are presented in the following table:

     Tangible capital                    Amount         Percentage
     ----------------                  ----------      ------------
     Tangible capital                    $22,221           6.30%
     Less: Minimum requirement             5,292           1.50
                                         -------           ----
     Excess                              $16,929           4.80%
                                         =======           ====

     Core capital                        Amount         Percentage
     ------------                      ----------      ------------
     Core capital                        $22,221           6.30%
     Less:  Minimum requirement           10,584           3.00
                                         -------           ----
     Excess                              $11,637           3.30%
                                         =======           ====

     Risk-based capital                  Amount         Percentage
     ------------------                ----------      ------------
     Risk-based capital                  $24,811          11.36%
     Less: Minimum requirement(1)         17,468           8.00
                                         -------          -----
     Excess                              $ 7,343           3.36%
                                         =======          =====

     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The OTS has advised the Corporation that at September 30, 1996, Cascade Bank, is a "well capitalized" institution.

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

SAIF Premium Assessment

     Cascade is a member of the SAIF. On September 30, 1996 the President of the United States signed an omnibus appropriations bill which contained, among other provisions, a requirement that member companies of SAIF pay a one-time premium assessment to recapitalize the SAIF. The premium has been assessed at
65.7 basis points applied to March 31, 1995 deposit balances and was paid on November 30, 1996. In accordance with generally accepted accounting principles, the Bank recorded the SAIF premium assessment as of September 30, 1996, by charging to Federal deposit insurance premiums the amount of its $1.2 million assessment. The corresponding tax deduction will be taken on the Corporation's tax return for fiscal 1997.

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

                              CASCADE FINANCIAL CORPORATION


May 15, 1997                       /s/ Russell E. Rosendal
                                   -----------------------
                              By:  Russell E. Rosendal
                                   Executive Vice President
                                   (Chief Financial Officer)