Form 10-K
period 1997-06-30
CASCADE FINANCIAL CORP
filed 1997-09-30
CIK 928911

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1997

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  Commission file number 0-25286

                  CASCADE FINANCIAL CORPORATION
                  -----------------------------
      (Exact name of registrant as specified in its charter)

                Delaware                        91-1661954
                --------                        ----------
(State or other jurisdiction of            (IRS Employer ID No.)
 incorporation or organization)

 2828 Colby Avenue, Everett, Washington             98201
 --------------------------------------             -----
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:      (425) 339-5500

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              par value $0.01
                                                              per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  [ X ]     NO [  ]

    Indicate by check mark no disclosure of delinquent filers pursuant to
Item 405 of Regulation K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

    As of September 19, 1997, there were issued and outstanding 3,386,039 shares of the registrant's Common Stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Smallcap Market under the symbol "CASB." Based on the average of the bid and asked prices for the Common Stock on September 19, 1997, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $48.3 million (3,386,039 shares at $14.25 per share). For purposes of this calculation, officers and directors of the registrant are not considered nonaffiliates of the registrant.

               DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (the "Annual Report") (Parts I and II).

  2. Portions of registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III).

                              PART I

Item 1.  Description of Business

General

  Cascade Bank ("Cascade" or the "Bank") has been serving the people of Snohomish and King Counties since 1916 when it was organized as a mutual savings and loan association. On September 15, 1992, the Bank completed its conversion from a federal mutual to a federal stock savings bank. Cascade Financial Corporation ("Corporation"), a Delaware corporation, was organized on August 18, 1994 for the purpose of becoming the holding company for Cascade. On October 23, 1994, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 30, 1994, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Cascade, the Corporation has engaged in no significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington, and the telephone number is (425) 339-5500.

  As of June 30, 1997, the Corporation conducted its business from its main office in Everett, Washington with seven other full service offices and one loan origination office in the greater Puget Sound region. At June 30, 1997, the Corporation had total assets of $368.1 million, total deposits of $244.8 million and stockholders' equity of $22.6 million. The savings deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF").

Recent Developments

  On August 1, 1997 Cascade completed a merger with Amfirst Bancorporation, the holding company for American First National Bank. The merger adds three new full service offices to Cascade's branch network. The move immediately establishes Cascade's commercial banking presence in Snohomish County. Acquired assets were $66.7 million at July 31, 1997 including $36.0 million in loans, primarily commerical loans. Deposits of $60.7 million were also acquired in the merger. The merger adds approximately 803,300 shares of common stock to the Corporation's already issued and outstanding stock at August 1, 1997.

Regulatory Issues

  Prior to March 1990, the Bank was for many years managed by a chief executive officer who was subsequently charged by the Office of Thrift Supervision ("OTS") with illegal actions. The OTS issued an order which required the former chief executive to pay restitution to the Bank of $1.0 million. See "Item 3 -- Legal Proceedings -- Former Management." There has been, and is likely to continue to be intense scrutiny of the Bank, its affairs and past transactions by regulators, and possibly by others, with a view toward asserting claims of some type against the Bank. Exposure of the Corporation to claims and possible litigation may continue until the completion of the restructuring of the balance sheet, the improvement of the Corporation's capital position and its core earnings.

Current Business Strategy

  Historically the Corporation's principal business activity has been the acquisition of deposits which are used to originate and service one-to-four family residential, construction, multi-family, and commercial real estate loans. The Corporation seeks to control its interest rate risk by generally retaining in its portfolio adjustable rate and balloon loans that are funded with a combination of Federal Home Loan Bank of Seattle ("FHLB-Seattle") advances and deposits from the local market area. Total assets at June 30, 1997 increased by $33.7 million or 10.1% from June 30, 1996. The increase was fueled by a 28.2% increase in the Bank's loan portfolios. The Corporation also sells a portion of the long-term fixed rate residential loans it originates. The Corporation's strategy for the coming years is to maintain the Bank's current real estate portfolio while providing growth through the Bank's recently introduced lines of business and consumer products.

Market Area

  Headquartered in Everett, Washington, the Corporation serves its customers from eight full service offices, five in Snohomish County, two in King County, and one in Skagit County. The Corporation has a mortgage origination office in Whatcom County. The Corporation serves the savings and borrowing needs of the diverse geographic communities in which it operates. Cascade plans to add three new full service offices to it's branch network in the near future.

  Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years. Much of this growth can be attributed to the computer software and import/export businesses in the region. Snohomish County is a fast growing county and the significant migration of people to the area has supported growth in all types of businesses. The Boeing Corporation employs approximately 80,000 people in the Puget Sound region. Everett is a "home port" for a United States Navy Nuclear Carrier battle group which has brought a significant number of new residents to the surrounding market areas during the past year since its completed construction.

Federal Legislation

  RECAPITALIZATION OF SAIF AND ITS IMPACT ON SAIF PREMIUMS.  Effective
January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. Cascade is a member of the SAIF rather than the BIF. On September 30, 1996, Congress enacted legislation which resulted in comparable FDIC insurance premiums for the entire banking industry. The legislation provided for a special one-time assessment on SAIF-insured deposits that were held as of March 31, 1995. This assessment brought the SAIF's reserve ratio to the legally required $1.25 per $100 of insured deposits level. Cascade's special assessment resulted in a pretax charge of $1.2 million in 1997. As a result of the legislation, the Bank's SAIF insurance premiums have been reduced to
6.30 cents per $100 as compared to the 23.0 cents per $100 paid prior to the legislation.

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

Lending Activities

     GENERAL. The Corporation originates business, consumer and real estate loans primarily through its full service office staff and commissioned business bankers and loan officers. Business bankers and loan officers direct their efforts towards establishing and maintaining ongoing relationships with local businesses and consumers. These customers are a valuable source for new loan origination referrals. During the year just completed most loans have been for the purchase or refinance of one-to-four family, multi-family, and commercial properties, for construction of one-to-four family homes and home equity lending. As of June 30, 1997, $230.7 million or 71% of the Corporation's total loans consisted of loans secured by one-to-four family residential properties (permanent and construction), $25.9 million or 8% of total loans consisted of commercial real estate and land loans, $57.7 million or 18% consisted of multi-family loans and $9.7 million or 3% of installment loans.

     To ensure that the yields on its loan portfolio and investments are interest rate sensitive, the Corporation has implemented several measures, including (i) adoption of a practice under which the Corporation generally originates long-term, fixed-rate mortgage loans only when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), or the Federal Housing Administration and Veterans Administration (collectively "FHA/VA"), and qualify for sale in the secondary market; (ii) when market conditions permit, increased emphasis on the retention of adjustable rate or balloon mortgages on residential properties; and (iii) origination of business and consumer products with adjustable rates. These lending strategies were adopted to shorten the term of the Corporation's assets and make the loan portfolio less sensitive to interest rate volatility.

     QUALITY CONTROL. The Corporation has implemented a quality control process designed to ensure sound lending practices and compliance with the guidelines established by FHLMC, FNMA, FHA and VA. An outside consultant conducts reviews of completed transactions to ensure the Corporation's credit personnel adhere to investors' underwriting criteria, regulatory conformance and internal policy compliance. In addition, each operating department performs certain quality control procedures.

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

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                              For the Year Ended
                                                    June 30,
                                 1993      1994      1995     1996     1997
                                ------    ------    ------   ------   ------
                                         (Dollars in thousands)
Total gross loans
 at beginning of period        $129,403   165,916   194,989  227,920  247,798
Loans originated:
 Single-family residential      255,300   277,949    84,425   78,452   94,360
 Multi-family residential
  and commercial real estate      1,815     2,118     3,928   13,040   37,427
 Single-family construction      11,315    22,601    22,708   31,599   28,592
 Consumer                             0         0         0    8,483   21,829
                                -------   -------   -------  -------  -------
  Total loans originated        268,430   302,668   111,061  131,574  182,208

Loans purchased                     515       552       369      821      110
Whole loans sold                202,419   236,703    43,969   57,286   50,825
Loan principal repayments        33,304    37,840    32,834   54,502   54,979
Other                            (3,291)     (396)    1,696      729      321
                                -------   -------   -------  -------  -------
Loan activity, net               36,513    29,073    32,931   19,878   76,193
                                -------   -------   -------  -------  -------
Total gross loans at end of
 period                         165,916   194,989   227,920  247,798  323,991
                                =======   =======   =======  =======  =======

Loans converted to mortgage-
 backed securities:
  Loans securitized             108,835    61,148    15,393   32,330   17,419
  Mortgage-backed securities
   sold                         110,377    45,049    10,623   32,330   17,419


     LOAN PORTFOLIO ANALYSIS. The following table sets forth the Corporation's loan portfolio by type of loan and by type of security as of the dates indicated.

                                                                  At June 30,
                        ------------------------------------------------------------------------------------------------
                              1993                1994               1995                1996                1997
                         ---------------     ---------------     ---------------     ---------------     ---------------
                         Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent
                         ------  -------     ------  -------     ------  -------     ------  -------     ------  -------
                                                              (Dollars in Thousands)
Type of Loan:
 Residential(1)(2)      $125,508   79.96     150,086   81.64     184,800   85.31     201,003   86.04     253,121   82.77
 FHA and VA                7,099    4.52       2,762    1.50       3,458    1.60       3,085    1.32       3,955    1.29
 Commercial               17,721   11.29      18,850   10.25      16,770    7.74      14,739    6.31      25,250    8.26
 Construction             10,337    6.59      17,677    9.62      22,708   10.48      28,277   12.10      31,314   10.24
 Land                      5,251    3.35       5,614    3.05         202     .09         194     .08         606     .20
 Installment                   0       0           0       0           0       0         507     .22       9,745    3.19
                         -------  ------     -------  ------     -------  ------     -------  ------     -------  ------
  Total loans            165,916  105.71     194,989  106.07     227,938  105.22     247,805  106.07     323,991  105.94

Less:
 Due to borrowers on
  construction loans       4,412    2.81       5,980    3.25       6,215    2.87       9,082    3.89      12,865    4.21
 Unearned discounts        1,454     .93       1,685     .92       2,146    1.00       2,158     .92       2,416     .79
 Allowance for possible
  loan losses              3,090    1.97       3,485    1.90       2,950    1.35       2,946    1.26       2,890     .95
 Valuation allowance on
  loans held for sale          0       0           0       0          18       0           7       0           0       0
                         -------  ------     -------  ------     -------  ------     -------  ------     -------  ------
   Total loans, net      156,960  100.00     183,839  100.00     216,609  100.00     233,612  100.00     305,820  100.00
                         =======  ======     =======  ======     =======  ======     =======  ======     =======  ======

Type of Security:

 Residential real
  estate
   Single family(2)     $113,439   72.27     146,217   79.54     183,797   84.85     194,825   83.39     230,735   75.45
   Multi-family           29,505   18.80      24,308   13.22      27,169   12.54      37,540   16.07      57,655   18.85
 Commercial or indus-
  trial real estate       17,721   11.29      18,850   10.25      16,770    7.74      14,739    6.31      25,250    8.26
 Land                      5,251    3.35       5,614    3.05         202     .09         194     .08         606     .20
 Other                         0       0           0       0           0       0         507     .22       9,745    3.19

Less:
 Due to borrowers on
  construction loans       4,412    2.81       5,980    3.25       6,215    2.87       9,082    3.89      12,865    4.21
 Unearned discounts        1,454     .93       1,685     .92       2,146    1.00       2,158     .92       2,416     .79
 Allowance for possible
  loan losses              3,090    1.97       3,485    1.90       2,950    1.35       2,946    1.26       2,890     .95
 Valuation allowance on
  loans held for sale          0       0           0       0          18       0           7       0           0       0
                         -------  ------     -------  ------     -------  ------     -------  ------     -------  ------
   Total loans, net      156,960  100.00     183,839  100.00     216,609  100.00     233,612  100.00     305,820  100.00
                         =======  ======     =======  ======     =======  ======     =======  ======     =======  ======

(1)  Includes construction loans converted to permanent loans.
(2)  Includes home equity loans for June 30, 1994 to 1997.

  The following table sets forth the estimated repricing or maturity of the Corporation's loans and mortgage-backed securities for years ended June 30, 1995, 1996, and 1997 and the dollar amount of such securities and loans at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Mortgage-backed securities are reported without premiums or discounts.


                                      June 30, 1995                     June 30, 1996                          June 30, 1997
                          ---------------------------------- ----------------------------------- ----------------------------------
                                                  Mortgage-                           Mortgage-                          Mortgage-
                          Mortgage Install. Total   Backed   Mortgage Install. Total    Backed   Mortgage  Install. Total   Backed
                            Loans   Loans   Loans Securities   Loans    Loans  Loans  Securities   Loans    Loans   Loans Securities
                          -------- -------- ----- ---------- -------- -------- -----  ---------- --------  -------- ----- ---------
                                                                 (In thousands)
Amount repricing or
 maturing:
  Within one year          $78,894      0   78,894  34,721     101,759     10  101,769  15,269     127,077    466  127,543   6,100
  After one year through
   three years              39,261      0   39,261   6,502      42,399    144   42,543   4,854      61,875    113   61,988   5,014
  After three years
   through five years       46,501      0   46,501  13,193      69,867     99   69,966   4,956      92,582  8,069  100,651   4,743
  After five years          63,264      0   63,264  14,723      33,273    254   33,527  18,609      32,712  1,097   33,809  14,091
                           -------  -----  -------  ------     -------  -----  -------  ------     -------  -----  -------  ------
          Total            227,920      0  227,920  69,139     247,298    507  247,805  43,688     314,246  9,745  323,991  29,948
                           =======  =====  =======  ======     =======  =====  =======  ======     =======  =====  =======  ======

Interest rate terms on
 amounts due after one
 year:

  Fixed                    101,281      0  101,281  34,418      87,975     32   88,007  28,419      79,429  1,172   80,601  23,848
  Adjustable               103,833      0  103,833  34,721     115,525    475  116,000  13,085     187,591  8,443  196,034   6,100


Loan Maturity and Repricing

     The following table sets forth information at June 30, 1997 regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates and balloon repayment dates are shown as maturing at their next repricing date. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

                                                         Due After    Due After     Due After
                                    Due During           3 Through    5 Through     10 Through    Due After
                                  the Year Ending       5 Yrs After  10 Yrs After  15 Yrs After  15 Yrs After
                                      June 30,             June 30,    June 30,      June 30,      June 30,
                             -------------------------  -----------  ------------  ------------  ------------
                              1998      1999     2000        1997        1997         1997           1997       Total
                              ----      ----     ----        ----        ----         ----           ----       -----
                                                          (Dollars in thousands)
Real estate mortgage         $92,896   23,065   35,227      74,998       3,521        7,412         20,288      257,407
Commercial real estate         6,568    1,394      908      15,973         407            0              0       25,250
Land                             236      295        0           0          75            0              0          606
Installment                      466        0       75       7,278       1,110          589            227        9,745
Construction--Single-family   27,853      716      475       1,634         305            0              0       30,983
                             -------   ------   ------      ------       -----        -----         ------      -------
  Total loans                128,019   25,470   36,685      99,883       5,418        8,001         20,515      323,991
                             =======   ======   ======      ======       =====        =====         ======      =======


     The following table sets forth the dollar amount of all loans as of June 30, 1997 due after one year which have fixed interest rates and have floating or adjustable interest rates.

                                 Fixed       Floating or
                                 Rates     Adjustable Rates
                               -----------------------------
                                   (Dollars in thousands)

Real estate mortgage             $76,193       166,060
Commercial real estate             2,519        20,976
Land                                 370           127
Installment                        1,172         8,443
Construction                         347           428
                                  ------       -------
     Total                        80,601       196,034
                                  ======       =======

     RESIDENTIAL CONSTRUCTION LOANS. The Corporation originates construction loans on one-to-four family homes either to individual borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have terms of twelve months. The interest rates charged by the Corporation on construction loans are indexed to the prime rate and vary depending on the loan. The Corporation requires personal guaranties of payment from the principals of the borrowing entities. All construction loans require approval by various levels of corporate personnel, depending on the size of the loan. At June 30, 1996 and June 30, 1997, the percent of the Corporation's gross loan portfolio that consisted of one-to-four family construction loans was 12% and 10%, respectively. Management has sought to increase the residential construction loan portfolio because of its relatively high margins, beneficial asset/liability characteristics, and the favorable housing market in the Corporation's market area. The residential construction portfolio is limited by Board of Director policy to 15% of assets.

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

     HOME EQUITY/LINE OF CREDIT LENDING. Loans are made either independently through the Corporation's retail offices or in connection with the closing of a residential mortgage loan. Management views these loans as important in building the Corporation's orientation toward a full service community bank. The balance outstanding in this portfolio has increased $10.8 million during the past year to $17.6 million as compared to $6.8 million in 1996. At June 30, 1996 and 1997, the total amount of outstanding unused lines was $5.9 million and $11.8 million, respectively.

     MULTI-FAMILY LOANS. Multi-family loans totaled $57.7 million or 18% of total loans at June 30, 1997. Management has reentered the multi-family market since the general credit quality of the multi-family portfolio has been outstanding. This portfolio has increased $20.1 million during the year from it's total of $37.5 million in 1996. The multi-family portfolio is limited, by policy, to 20% of assets. New loan originations are all in the Puget Sound region with adjustable rates. The multi-family portfolio is principally comprised of small to medium-size apartment projects ($2.5 million in loan amount or less) with loan-to-value ratios in the 70% to 80% range. Total multi-family originations for the years ended June 30, 1996 and 1997 totaled $11.5 million and $21.1 million, respectively.

     COMMERICAL REAL ESTATE AND LAND LOANS. Commercial real estate and land loans totaled 8% of the Corporation's total loans at June 30, 1997. All commercial real estate and land loans are secured by properties in the western Washington area, mainly in the Puget Sound region. The Corporation's commercial real estate loans are secured by improved property such as office buildings and small commercial business properties such as strip shopping centers. At June 30, 1997, the largest commercial real estate and land loan in the Corporation's portfolio was $3.5 million, which was performing according its to terms at that date.

     Multi-family residential and commerical real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family mortgage loans. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by mutli-family residential and commerical properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

     INSTALLMENT LOANS/CONSUMER LOANS. During 1996, an installment loan program was initiated and Management anticipated, subject to market conditions, an increase in installment lending on collateral such as boats, automobiles, and recreational vehicles, as well as a limited amount of unsecured personal loans. This portfolio increased $9.2 million to $9.7 million at June 30, 1997 as compared to the $507,000 outstanding at June 30, 1996. Most of this increase relates to loans on boats. Management expects that this portfolio will continue to increase and diversify in future years as new consumer products are introduced.

     BUSINESS LOANS. During 1997, a line of business banking products was developed and is currently being marketed by the Bank. Included in these products are secured and unsecured loans and lines. Management has focused its current year strategies and goals on this new market. Some of the area's top business bankers have been and are being recruited for this product development.

     Management expects that most of the Bank's loan portfolio growth in the coming year will occur in business and consumer products.

Asset Quality

     GENERAL. OTS regulations require that each insured institution review and classify its assets regularly. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full based on currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amounts.

     Cascade has comprehensive monthly and quarterly review procedures for reviewing, identifying and classifying assets for weaknesses. Reserves are maintained for assets classified as substandard or doubtful. Any portion of an asset classified as loss is immediately written off. The objective of these review procedures is to identify any trends and determine the levels of loss exposure to evaluate the need for an adjustment to the reserve accounts.

     DELINQUENCIES. A report containing delinquencies of all loans is reviewed monthly by the Management Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of the loan. The Corporation's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, the Corporation will initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectability of the loan's principal becomes uncertain. It is intended that the Corporation's allowance for loan losses be adequate to cover known potential and reasonablely estimated unknown losses. As of June 30, 1996 and 1997, the Corporation had $373,000 and $759,000, respectively, of loans accounted for on a nonaccrual basis (i.e., loans upon which management believes the future collectability of interest is uncertain).

     The aggregate amounts of the Corporation's classified assets, and of the Corporation's general and specific loss allowances and charge-offs for the period then ended, were as follows:

                                                At June 30,
                               ---------------------------------------
                                 1993    1994     1995    1996    1997
                                -----    -----   -----   -----   -----
                                          (Dollars in thousands)
Substandard                    $14,930  12,693   8,165   2,527   2,273
General loss allowances          2,890   3,185   2,650   2,646   2,590
Specific loss allowances           200     300     300     300     300
Charge-offs                        434     100     200       4      59


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

     While the Corporation believes that the established allowance for loan losses is adequate at June 30, 1997, there can be no assurance that regulators, when reviewing the Corporation's loan portfolio in the future, will not require the Corporation to increase its allowance for loan losses, thereby adversely affecting the Corporation's financial condition and net income.

     The Corporation did not record any provisions for losses on loans for the years ended June 30, 1997 and 1996 and recorded a reversal of loan loss provisions for the year ended June 30, 1995 of $335,000. The principal reason for the recovery in fiscal 1995 was the payoff of a $5.1 million land loan, and continued improvements in the Corporation's asset quality. The Corporation had an allowance for loan losses of $2.9 million at June 30 1996 and 1997. The merger with Amfirst Bancorporation adds a portfolio of approx-imately $25 million in commercial business loans. While adequately reserved at the time of merger, this portfolio coupled with the Bank's intent to originate additional commercial loans and other higher risk loan products will necessitate increasing the Bank's allowance for loan losses in future years. Management expects to record additional provisions for losses on loans in future years as portfolios increase and diversify.

     The following table sets forth information with respect to the Corporation's nonperforming assets at the dates indicated.


                                                  At June 30,
                           ---------------------------------------------------
                             1993        1994       1995       1996       1997
                             ----        ----       ----       ----       ----
                                          (Dollars in thousands)
Loans accounted for on
 nonaccural basis:
  Real estate--
   Residential              $  214        357        597        373        759
   Commercial real estate    1,251      1,272          0          0          0
   Land                      4,608      5,082          0          0          0
                            ------      -----      -----      -----      -----
    Total                    6,073      6,711        597        373        759

Accruing loans which are
 contractually past due
 90 days or more:
  Commercial real estate         0          0      1,219          0          0

Total of nonaccrual and
 90 days past due loans      6,073      6,711      1,816        373        759
  Real estate owned          2,381        150      1,643        747        750
  Other nonperforming
   assets                        0          0          0          0          0
                            ------      -----      -----      -----      -----
    Total nonperforming
     assets                  8,454      6,861      3,459      1,120      1,509
                            ======      =====      =====      =====      =====
Total loans delinquent
 90 days or more to net
 loans                        3.87%      3.65       0.84       0.16       0.25

Total loans delinquent
 90 days or more to
 total assets                 2.73       2.60       0.58       0.11       0.21

Total nonperforming
 assets to total assets       3.80       2.66       1.11       0.36       0.41


     Certain loans meet the criteria of troubled debt restructurings as defined in SFAS 114 and 118, "Accounting by Creditors for Impairment of a Loan", and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", respectively. See Note 3 of the Notes to the Consolidated Financial Statements contained in the Annual Report for information concerning troubled debt restructurings.

<CAPTION
                                              At June 30,
                               -----------------------------------------
                                 1993     1994      1995    1996   1997
                                 ----     ----      ----    ----   ----
                                         (Dollars in thousands)

Restructured loans              $6,287    4,186    4,168    4,150    0
Interest foregone on
  restructured loans               198      192      148       97    6


   The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage by category as of the dates indicated.

                                                                   At June 30,
                               -----------------------------------------------------------------------------------
                                    1993           1994               1995             1996               1997
                               -------------    -------------    -------------    --------------    --------------
                               Amount    %      Amount    %      Amount     %      Amount     %      Amount    %
                               -------  ----    ------   ----    ------   ----     ------   ----     ------   ----
                                                             (Dollars in thousands)
Real estate -- mortgage:
 Residential                    $   0   0.00         0   0.00         0   0.00          0   0.00          0   0.00
 Commercial real estate           200   1.13       300   1.59       300   1.79        300   2.04        300   1.19
Real estate -- construction         0   0.00         0   0.00         0   0.00          0   0.00          0   0.00
Consumer                            0   0.00         0   0.00         0   0.00          0   0.00          0   0.00
Land acquisition & development      0   0.00         0   0.00         0   0.00          0   0.00          0   0.00
Unallocated                     2,890    n/a     3,185    n/a     2,650    n/a      2,646    n/a      2,590    n/a
  Total allowance for
   loan losses to net loans     3,090   1.93     3,485   1.86     2,950   1.36      2,946   1.26      2,890   0.96


     The following table sets forth an allocation of the unallocated allowance by loan category as of the dates indicated. The unallocated allowance is however applicable to the loan portfolio in its entirety.

                                                    At June 30,
                                     -------------------------------------
                                      1993    1994    1995    1996    1997
                                      ----    ----    ----    ----    ----
                                             (Dollars in thousands)
Real estate -- mortgage:
 Single-family residential          $  210     320     390     290     514
 Multi-family                          520     330     270     380     577
 Commercial real estate              1,090   1,120     910     410     607
Real estate -- construction            160     150     220     260     512
Land acquisition and development        20     900       0       0       6
Home equity and installment              0       0       0       0     299
Unallocated                            890     365     860   1,306      15
                                     -----   -----   -----   -----   -----
 Unallocated allowance for
  loan losses to net loans           2,890   3,185   2,650   2,646   2,590
                                     =====   =====   =====   =====   =====


   The following table sets forth an analysis of the Corporation's allowance for possible loan losses for the periods indicated.

                                                       For the Year
                                                       Ended June 30,
                                     ----------------------------------------
                                      1993     1994    1995     1996    1997
                                      ----     ----    ----     ----    ----
                                                 (Dollars in thousands)

Allowance at beginning of period     $3,424   3,090   3,485    2,950    2,946
Provision for (recovery of)
 loan losses                            100     495    (335)       0        0

Charge offs:
 Residential real estate                400       0       0        0       59
 Commercial real estate                   0     100     200        0        0
 Real estate construction                 9       0       0        0        0
 Consumer                                 0       0       0        4        0
 Land                                    25       0       0        0        0
                                      -----   -----   -----    -----    -----
  Total charge offs                     434     100     200        4       59
                                      -----   -----   -----    -----    -----
  Recoveries                              0       0       0        0        3
  Net charge offs and allowance
   recovered                            434     100     535        4       56
                                      -----   -----   -----    -----    -----
   Balance at end of period           3,090   3,485   2,950    2,946    2,890
                                      =====   =====   =====    =====    =====
Ratio of allowance to net loans
 outstanding at the end of
 the period                            1.93    1.86    1.36     1.26     0.96
Ratio of net charge offs to
 average loans outstanding
 during the period                     0.35    0.06    0.27        0     0.02
Ratio of loan loss allowance to
 nonperforming assets                 36.55   50.79   83.52   263.04   191.52
Ratio of loan and real estate
 owned allowance to non-
 performing assets                    41.18   50.79   83.52   263.04   191.52


Asset and Liability Management Activities

     The Corporation may use interest rate exchange agreements ("swaps") and interest rate caps to control the amount of its interest rate risk by more closely matching the repricing characteristics of its earning assets and costing liabilities or to reduce the cost of longer liabilities. Swaps are agreements in which the Corporation and another party, generally the FHLB-Seattle, and primary dealers of United States government securities, agree to exchange interest payments on a notional principal amount. Caps are agreements whereby for a fixed fee, the Corporation will receive cash payments if a particular interest rate exceeds the predetermined level. Caps and swaps are one component of the Corporation's asset/liability management program. Depending on customer preferences for loan and deposit products, the Corporation may increase its use of interest rate swaps and caps. The Board of Directors reviews the outstanding hedging transactions of the Corporation periodically. At June 30, 1997 and 1996, the Corporation had $10.0 million and $5.0 million notional amount of caps outstanding. These agreements were
designated against certain loans.   See Note 6 of the Notes to the
Consolidated Financial Statements contained in the Annual Report for additional information.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 1997, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within selected time intervals. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivy gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.
A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which consequently, may result in the cost of its interest-bearing liabilities at a rate faster than its yield on interest-earning assets than if it has a positive gap.
During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

                                                       Maturity or Repricing Period
                                    ----------------------------------------------------------
                                                                               Over
                                     Within      1-3       3-5       5-10       10
                                    One Year    Years     Years     Years     Years     Total
                                    --------    -----    -------   ------     ------    ------
                                                        (Dollars in thousands)

INTEREST-SENSITIVE ASSETS:

 Fixed-rate mortgage loans          $ 35,261   $ 37,375   $3,956   $ 5,763   $ 5,925   $ 88,280
 Adjustable rate mortgage loans      135,664     87,182        0         0         0    222,846
 Interest bearing deposits             4,109          0        0         0         0      4,109
 Securities available-for-sale        23,866      3,033    2,575     4,912         0     34,386
 Securities held-to-maturity           1,147      5,630        0         0         0      6,777
                                     -------    -------    -----    ------    ------    -------
 Interest-earning assets             200,047    133,220    6,531    10,675     5,925    356,398
 Interest rate caps and swaps
  on loans                             8,500     (8,500)       0         0         0          0
                                     -------    -------    -----    ------    ------    -------
   Total interest-sensitive assets   208,547    124,720    6,531    10,675     5,925    356,398
                                     =======    =======    =====    ======     =====    =======

 Cash on hand and in banks                                                                4,369
 Other assets (non interest
  sensitive)                                                                              7,359
                                                                                        -------
 Total assets                                                                           368,126
                                                                                        =======

INTEREST-SENSITIVE LIABILITIES:

Deposits:
 Regular savings and checking
  accounts                            16,379          0        0         0         0     16,379
 Money market deposit accounts        48,139          0        0         0         0     48,139
 Certificates of deposit             143,313     27,762    6,440       147         0    177,662
 Other borrowings                     93,308          0        0       159         0     93,467
                                     -------     ------    -----    ------    ------    -------
 Interest-sensitive liabilities      301,139     27,762    6,440       306         0    335,647

 Interest rate swaps on deposits      (5,000)     5,000        0         0         0          0
                                     -------     ------    -----    ------    ------    -------
  Total interest-sensitive
   liabilities                       296,139     32,762    6,440       306         0    335,647
                                     =======     ======    =====    ======    ======    =======

 Other liabilities (non-
  interest-sensitive)                                                                     9,921
 Retained earnings                                                                       22,558
                                                                                        -------
Total liabilities and retained
 earnings                                                                               368,126
                                                                                        =======

Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities               (82,592)    91,958       91    10,369      5,925     25,751
Cumulative excess (deficiency)
 of interest-sensitive assets        (82,592)     9,366    9,457    19,826     25,751     25,751
Ratio of cumulative gap to
 total assets                         (22.74)%     2.58     2.60      5.46       7.09       7.09


Average Balance Sheets

     In addition to mortgage banking income, the Bank depends on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Bank's interest-earning assets and interest-bearing liability portfolios. The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using the average of month-end balances during such period. Such average balances are considered to be representative of the average daily balance for each period presented.

                                                      For the Year Ended June 30,
                              ---------------------------------------------------------------------------
                                       1995                      1996                       1997
                              -----------------------   -----------------------   -----------------------
                                      Interest                  Interest                  Interest
                              Average   and    Yield/   Average   and    Yield/   Average   and    Yield/
ASSETS                        Balance Dividend Cost     Balance Dividend Cost     Balance Dividend Cost
                              ------- -------- ------   ------- -------- ------   ------- -------- ------
                                                          (Dollars in thousands)

Interest-earning assets(1):
 Mortgage loans               198,568  18,384  9.26     221,827  19,170  8.64     252,121  20,867  8.28
 Consumer loans                     0       0  0.00       5,438     480  8.83      15,669   1,345  8.58
                              -------  ------  ----     -------  ------  ----     -------  ------  ----
  Total loans                 198,568  18,384  9.26     227,265  19,650  8.65     267,790  22,212  8.29

 Mortgage-backed securities    78,238   4,477  5.72      56,670   3,616  6.38      39,435   2,240  5.68
 Investment and trading
  securities                    3,135     213  6.79      17,542   1,098  6.26      23,838   1,403  5.89
 Daily interest-earning
  deposits and FHLB Stock       4,207     304  7.23       5,286     412  7.79       7,091     460  6.49
                              -------  ------  ----     -------  ------  ----     -------  ------  ----
   Total interest-earning
    assets                    284,148  23,378  8.23     306,763  24,776  8.08     338,154  26,315  7.78

Non interest-earning assets:
 Office properties and
  equipment, net                6,471                     6,206                     6,132
 Real estate, net                 589                     1,807                       770
 Other non-interest-earning
  assets                        2,789                     4,334                     2,650
                              -------                   -------                   -------
  Total assets                293,997                   319,110                   347,706
                              =======                   =======                   =======

LIABILITIES AND EQUITY

Interest-bearing
 liabilities:
  Passbook accounts             8,788     271  3.09       7,844     253  3.23       8,002     246  3.07
  Checking accounts             8,205     182  2.22       9,711     165  1.70       9,982     180  1.80
  Money market accounts        22,542     894  3.97      20,853     896  4.30      37,561   1,815  4.83
  Certificates of deposit     145,061   7,786  5.37     167,150  10,077  6.03     170,904   9,849  5.76
                              -------   -----  ----     -------  ------  ----     -------  ------  ----
   Total deposits             184,596   9,133  4.95     205,558  11,391  5.54     226,449  12,090  5.34

Other interest-bearing
 liabilities:
  FHLB advances                55,309   3,196  5.78      64,380   3,937  6.12      72,071   4,183  5.80
  Other interest-bearing
   liabilities                 28,229   1,604  5.68      21,697   1,235  5.69      19,954   1,115  5.59

   Total interest-bearing
    liabilities               268,134  13,933  5.20     291,635  16,563  5.68     318,474  17,388  5.46

   Other liabilities            7,518                     7,429                     7,897
                              -------                   -------                   -------
    Total liabilities         275,652                   299,064                   326,371
    Retained earnings          18,345                    20,046                    21,335
                              -------                   -------                   -------
     Total liabilities and
      retained earnings       293,997                   319,110                   347,706
                              =======                   =======                   =======

Net interest income(2)                  9,445                     8,213                     8,927

Interest rate spread(3)                        3.03                      2.40                      2.32

Net interest margin(4)                   3.32                      2.68                      2.63

Average interest-earning
 assets to average
 interest-bearing
 liabilities                   105.97                    105.19                    106.17

(1) Does not include interest on loans 90 days or more past due.
(2) Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(3) Total interest-earning assets yield less total interest-bearing liabilities cost.
(4) Net interest income as an annualized percentage of total interest-earning assets.


Investment Activities

     Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest part of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain liquid assets at minimum levels that are set by the OTS. See "REGULATION -- Federal Home Loan Bank System." The Corporation may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans. For the month ended June 30, 1997, Cascade's regulatory liquidity was 5.01%.

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

     Investment decisions are made by the Management Committee, which meets at least weekly and consists of three members of the Board of Directors, the Chief Financial Officer and other members of senior management. The Management Committee acts within policies established by the Board of Directors. At June 30, 1996 and 1997, the Corporation's securities portfolio totaled approximately $82.0 million and $42.8 million, respectively. For further information concerning the Corporation's securities portfolio, see
Note 2 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Subsidiary Activity

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. Cascade's investment in its service corporations did not exceed these limits at June 30, 1997. At June 30, 1997, Cascade's investment in its subsidiaries was $210,000.

     On October 1, 1992, the Corporation began marketing annuity products, mutual funds and property and casualty insurance to customers and noncustomers in its market areas through a subsidiary, Cascade Investment Services, Inc. During the past year a reverse mortgage product was added to Cascade Investment Services product lines and the subsidiary has been quite successful in marketing this new product. Management believes offering these product lines increases customer awareness, expands product lines and provides a valuable alternative to the deposit products offered by the Bank. Revenues from the subsidiary increase the Corporation's noninterest income.

     The following table summarizes the carrying value and estimated market value of the Corporation's portfolio of investment securities at the dates indicated.

                                                                 At June 30,
                          -----------------------------------------------------------------------------------------
                               1993               1994              1995              1996              1997
                          ----------------  ----------------   ----------------  ----------------  ----------------
                          Carrying  Market  Carrying  Market   Carrying  Market  Carrying  Market  Carrying  Market
                            Value   Value     Value    Value     Value   Value     Value   Value     Value   Value
                          --------  ------  --------  ------   --------  ------  --------  ------  --------  ------
                                                              (Dollars in thousands)
Investment securities:
 United States government
  agency securities and
  obligations
   SBA                           0       0         0       0         0       0    13,721  13,721     5,916   5,871
   MBS                      28,736  29,380    48,946  46,929    69,896  69,360    43,213  42,709    29,657  29,517
   CMO                       7,983   8,085         0       0         0       0         0       0         0       0
 Corporate securities and
  mutual funds               7,134   7,176    11,315  11,315     4,507   4,507    21,069  21,069     2,971   2,971
                            ------  ------    ------  ------    ------  ------    ------  ------    ------  ------
    Total investment
     securities             43,853  44,641    60,261  58,244    74,403  73,867    78,003  77,499    38,544  38,359
                            ======  ======    ======  ======    ======  ======    ======  ======    ======  ======

FHLB-Seattle stock           2,102   2,102     2,333   2,333     3,319   3,319     4,014   4,014     4,332   4,332
                            ======  ======    ======  ======    ======  ======    ======  ======    ======  ======

     The following table sets forth the Corporation's securities portfolio at carrying value at the dates indicated.

                                                                         At June 30,
                                 1993             1994              1995              1996              1997
                          ----------------- ----------------- ----------------- ----------------- -----------------
                          Carrying Percent  Carrying Percent  Carrying Percent  Carrying Percent  Carrying Percent
                            Value    of       Value    of       Value    of       Value    of       Value    of
                                  Portfolio         Portfolio         Portfolio         Portfolio         Portfolio
                           ------ --------- ------- --------- ------- --------- ------- --------- ------- ---------
                                                                  (Dollars in thousands)
United States government
 securities
  SBA                            0    0.00         0    0.00         0    0.00    13,721   17.59     5,916   15.35
  MBS                       28,736   65.53    48,946   81.22    69,896   93.94    43,213   55.40    29,657   76.94
  CMO                        7,983   18.20         0    0.00         0    0.00         0    0.00         0    0.00
 Corporate securities
  and mutual funds           7,134   16.27    11,315   18.78     4,507    6.06    21,069   27.01     2,971    7.71
   Total                    43,853  100.00    60,261  100.00    74,403  100.00    78,003  100.00    38,544  100.00


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

     DEPOSIT ACCOUNTS. The Corporation offers a variety of deposit accounts having a range of interest rates and terms. The Corporation's deposits consist of passbook, negotiable order of withdrawal ("NOW"), money market, and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from credit unions, mutual funds and nonbank corporations such as securities brokerage companies and other diversified companies. The Corporation's deposits are obtained primarily from the areas in which its branches are located. The Corporation relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. Individual certificate accounts in excess of $100,000 are not actively solicited by the Corporation but are accepted at rates at or below other funding sources. The Corporation does not accept accounts by any agent or broker acting on behalf of the Corporation. In the coming year the Bank will focus deposit gathering activities on its new line of business deposit products and management expects a large portion of the year's deposit growth will occur in these products.

     In the unlikely event Cascade is liquidated, certain depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders. Substantially all of Cascade's depositors are residents of the State of Washington.

   The following table sets forth information concerning the Corporation's deposits at June 30, 1997. The indicated interest rates were those being offered at September 24, 1997.

                                                                     Percentage
Interest                                           Minimum            of Total
Rate      Term           Category                  Amount    Balance  Deposits
-------   -----------    ---------------------     -------   ------- ---------
                                                         (In thousands)

1.90%     None           NOW accounts                 100     8,246     3.37%
3.00      None           Regular savings              100     8,133     3.32
3.70      None           Money market accounts      2,500    48,139    19.67
0.00      None           Non-interest checking        100     2,615     1.07

                         Certificates of Deposit
                         -----------------------
4.40      0 - 3 mos.     Fixed term, fixed rate     1,000       431      .18
5.05      4 - 6 mos.     Fixed term, fixed rate     1,000     8,963     3.66
5.45      7 - 12 mos.    Fixed term, fixed rate     1,000    79,160    32.33
5.30     13 - 24 mos.    Fixed term, fixed rate     1,000    10,355     4.23
5.15     25 - 48 mos.    Fixed term, fixed rate     1,000     7,129     2.91
5.25     49 - 120 mos.   Fixed term, fixed rate     1,000    25,587    10.45
4.76     Various         Variable rate              1,000        52      .02
5.30     Various         Jumbo certificates       100,000    45,985    18.79
                                                            -------   ------
                                                            244,795   100.00
                                                            =======   ======

     The following table indicates the amount of the Corporation's jumbo certificates of deposit by time remaining until maturity as of June 30, 1997. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                 Jumbo
                             Certificates
Maturity Period               of Deposits
---------------              ------------
                            (In thousands)
 Three months or less            11,794
 Three through six months        13,798
 Six through twelve months       14,536
 Over twelve months               5,857
                                 ------
  Total                          45,985
                                 ======

     BORROWINGS. Savings deposits are the primary source of funds for Cascade's lending and investment activities and for its general business purposes. The Corporation has in the past, however, relied upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Corporation's first mortgage loans, and stock issued by the FHLB-Seattle. At June 30, 1996 and 1997, the Corporation had $68.5 million and $74.7 million, respectively, in advances from the FHLB-Seattle. The Corporation's current credit limit with the FHLB-Seattle is 30% of total assets.

     The Corporation enters into reverse repurchase agreements with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings by the Corporation and are secured by designated investments, and mortgage-backed securities. The proceeds of these transactions are used to meet the cash flow needs of the Corporation. At June 30, 1996 and 1997, the Corporation had $20.5 million and $18.8 million, respectively, in outstanding reverse repurchase agreements.

     The Corporation has an unused commitment of $2.0 million from a regional commercial bank to purchase Fed funds on an unsecured basis.

     The following table sets forth certain information regarding borrowings by the Corporation at the end of and during the periods indicated:


                                                         At June 30,
                                                    ---------------------
                                                    1995     1996    1997
                                                    ----     ----    ----
Weighted average rate paid on:
  Securities sold under agreements to repurchase    6.12%    5.44    5.63
  FHLB advances                                     6.44     5.86    5.88


                                                         For the Year
                                                         Ended June 30,
                                                    ------------------------
                                                     1995     1996     1997
                                                    ------   ------   ------
                                                    (Dollars in thousands)
Maximum amount of borrowings outstanding at
 any month end:
  Securities sold under agreements to repurchase    36,313   24,261   22,006
  FHLB advances                                     62,459   78,792   76,464

Approximate average short-term borrowings
 outstanding with respect to:
  Securities sold under agreements to repurchase    26,418   21,432   19,948
  FHLB advances                                     53,281   64,104   72,071

Approximate weighted average rate paid on:
  Securities sold under agreements to repurchase      5.72%    5.76     5.59
  FHLB advances                                       5.99     6.14     5.80


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

Personnel

     As of June 30, 1997, the Corporation had 103 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

                                        REGULATION
General

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulation delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

FEDERAL REGULATION OF SAVINGS BANKS

Office of Thrift Supervision

     The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS possesses the supervisory and regulatory duties and responsibilities formerly vested in the FHLBB. Among other functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions. OTS regulations require Cascade Financial Corporation, as a savings and loan holding company, to file periodic reports with the OTS. In addition, it must observe such record keeping requirements as the OTS may prescribe and is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a savings and loan holding company constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

Federal Deposit Insurance Corporation

     The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     Cascade's accounts are insured by the SAIF. The FDIC insures deposits at Cascade to the maximum extent permitted by law. Cascade currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups based on reviews by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to gauging the risk posed by the institution.
Based on its capital and supervisory subgroups, each institution is assigned an annual FDIC assessment rate. Cascade's assessments expensed for the year ended June 30, 1997, totaled $289,000.

     Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. During the year, Congress enacted legislation which resulted in comparable FDIC insurance premiums for the entire banking industry. The legislation provided for a special one-time assessment on SAIF-insured deposits that were held as of March 31, 1995. This assessment brought the SAIF's reserve ratio to the legally required $1.25 per $100 of insured deposits level. Cascade's special assessment resulted in a pretax charge of $1.2 million. Management believes the legislation is in the best interests of the Bank because SAIF insurance premiums have been reduced to 6.48 cents per $100 as compared to the
23.0 cents per $100 paid prior to the legislation. Cascade is a member of the SAIF rather than the BIF.

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

Federal Home Loan Bank System

     The FHLB System, consisting of 12 FHLBs, now is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner. Cascade, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle. Cascade complied with this requirement with an investment in FHLB-Seattle stock of $4.3 million at June 30, 1997. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle. At June 30, 1997, Cascade had $74.7 million in advances from the FHLB-Seattle.

Community Reinvestment Act

     The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-income and moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance.

     Cascade has received an "outstanding" CRA rating from the OTS reflecting the Bank's commitment to meeting the credit needs of the communities it serves.

Liquidity

     Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratio of Cascade for the month ended June 30, 1997 was 5.01%.

Prompt Corrective Action

     Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations intended to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At June 30, 1997, Cascade was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

     STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure;
(v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that Cascade fails to meet any standard prescribed by the Guidelines, the agency may require Cascade to submit to the agency an acceptable plan to achieve compliance with the standard. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer; and stock issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1997, the qualified thrift investments of Cascade were approximately 90% of the its portfolio assets.

Capital Requirements

     Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards to comply with the capital requirements.

     The OTS requires savings associations, such as Cascade to meed each of three separate capital adequacy standards: a core capital leverage requirement, a tangible capital requirement and a risk-based capital requirement. OTS regulations require savings associations to maintain core capital of at least 3.0% of assets and tangible capital of at least 1.5% of Assets. At June 30, 1997, Cascade core capital and tangible capital rations were both 6.4%. Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries. "Tangible capital" is defined, generally, as core capital minus any "intangible assets," other than purchased mortgage servicing rights.

     Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a core capital leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "- Prompt Corrective Action."

     OTS regulations incorporate a risk-based capital requirement that is designed to be no less stringent than the capital standard applicable to national banks. These regulations require a core risk-based capital ratio of at least 4.0% of total risk-weighted assets and a total risk-based capital ratio of at least 8.0% of total risk-weighted assets. At June 30, 1997, the bank has core risk-based and total risk-based capital ratios of 9.7% and 10.8% respectively. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned of that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     The following table summarizes the capital requirements and the Corporation's capital position at June 30, 1997:

                                     At June 30, 1997
                                  ----------------------
                                             Percent of
                                    Amount    Assets
                                   -------   ---------
                                  (Dollars in thousands)
Tangible capital                   $22,821    6.19%
Tangible capital requirement         5,526    1.50
                                    ------   -----
Excess                              17,295    4.69
                                    ======   =====

Core capital                        22,821    6.19
Core capital requirement            11,053    3.00
                                    ------   -----
Excess                              11,768    3.19
                                    ======   =====

Risk-based capital(a)               25,411   10.79
Risk-based capital requirement(a)   18,844    8.00
                                    ------   -----
Excess                               6,657    2.79
                                    ======   =====

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

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     Cascade is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

Loans-to-One Borrower

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

     At June 30, 1997, the Corporation had two borrowers with balances in excess of current loans-to-one borrower limits, which total $9.7 million and represent 6.0% of net loans receivable. These loan amounts are $5.2 million and $4.5 million. Not included in the above is one loan that the OTS has determined was originated violating the limits described above. The OTS has not required divestiture of this loan that now totals $2.0 million, and represents 0.9% of net loans receivable.

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

Transactions with Affiliates

     Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions.

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

     Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, Cascade will no longer be able to calculate its deduction for bad debts using the percentage-of-taxable-income method. Instead, Cascade will be required to compute its deduction based on specific charge-offs during the taxable year (Cascade anticipates that this will result in a higher effective tax rate). This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. The Corporation has qualified, under the provisions of this tax legislation, for a two-year deferral of their bad debt recapture which amount is approximately $2.7 million.

     Under prior law, if Cascade failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, Cascade would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. SFAS 109 provides that savings banks are not required to provide a deferred tax liability for additions to the tax bad debt reserve accumulated as of December 31, 1987, which amount for the Corporation is $473. Among other things, the qualifying thrift definitional tests required Cascade to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by Cascade in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     DISTRIBUTIONS. To the extent that Cascade makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in Cascade's taxable income. Nondividend distributions include distributions in excess of Cascade's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of Cascade's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from Cascade's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to Cascade's bad debt reserve and deducted for federal income tax purposes would create a tax liability for Cascade. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, Cascade makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes.

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

     The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.70% of gross receipts; however interest received on loans secured by mortgages or deeds of trust on residential properties and interest on obligations issued or guaranteed by the United States are not presently subject to the tax. On August 15, 1994, the Department of Revenue of the State of Washington began an audit of the Corporation records for compliance regarding the business and occupation tax. The Corporation had not been audited for seventeen years. The Department of Revenue has issued a tax billing for approximately $270,000 of which the Corporation has set aside reserves of $120,000. The Corporation has filed an appeal with the Department of Revenue. A determination has been issued reversing two of the three billing issues in the audit. The Corporation has filed another appeal regarding the final issue.

Item 2.  Description of Properties

     The Corporation owns four full service branch locations and leases four full service locations along with one loan origination office. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at June 30, 1996, including leasehold improvements, furniture and fixtures, of $6.1 million. The Corporation leases approximately 20% of its main office and approximately 50% of its Marysville office to non-affiliated parties. See
Note 4 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     A Special Meeting of Shareholders of Cascade ("Meeting") was held on June 24, 1997. The results of the vote on the matters presented at the Meeting is as follows:

     1. The merger of Cascade with AmFirst Bancorporation was approved by shareholders by the following vote:

          For 1,389,891;    Against 4,449;    Abstain 22,667
              ---------             -----             ------

          Broker non-votes totaled 196,570.
                                   -------

     2. The amendment to Cascade's Certificate of Incorporation to increase the number of authorized shares from 5,000,000 to 8,000,000 was approved by stockholders by the following vote:

          For 1,560,075;    Against 24,072;    Abstain 29,330
              ---------             ------             ------

          Broker non-votes totaled  0 .
                                   ---

     3. The Cascade Financial Corporation 1997 Stock Option Plan was approved by stockholders by the following vote:

          For 1,346,162;    Against 52,865;    Abstain 26,477
              ---------             ------             ------

          Broker non-votes totaled 187,973.
                                   -------

                                        PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the caption "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

     Five Year Financials Highlights Data contained in the Annual Report are incorporated herein by reference.

Quarterly Results:

                                    Quarter Ended                    Quarter Ended
                           --------------------------------  ------------------------
                           Sept 30, Dec 31, Mar 31, Jun 30,  Sept 30, Dec 31, Mar 31, Jun 30,
                             1995    1995    1996    1996      1996    1996    1997     1997
                             ----    ----    ----    ----      ----    ----    ----     ----
                            (dollars in thousands, except per share data, unaudited)
Results of Operations
 Interest income             5,809   5,922   6,189   6,854     6,274   6,543   6,629   6,868
 Interest expense            4,150   4,108   4,190   4,113     4,236   4,356   4,319   4,476
                             -----   -----   -----   -----     -----   -----   -----   -----
  Net interest income        1,659   1,814   1,999   2,741     2,038   2,187   2,310   2,392

 Provision for loan losses       0       0       0       0         0       0       0       0
 Other income                  548     327     780     571       359     334     383     333
 Other expense               1,716   1,611   1,788   1,888     2,946   1,830   1,887   1,848
                             -----   -----   -----   -----     -----   -----   -----   -----
  Income before income
   taxes                       491     530     991   1,424      (549)    691     806     877

 Provision for income taxes    167     180     337     484      (187)    235     274     298
                             -----   -----   -----   -----     -----   -----   -----   -----
  Net income                   324     350     654     940      (362)    456     532     579
                             =====   =====   =====   =====     =====   =====   =====   =====

 Earnings per common and
  common equivalent share,
  primary                     0.11    0.12    0.22    0.35     (0.13)   0.16    0.19    0.20


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7. Quantitative and Qualitative Disclosures About Market Risk.

     For information regarding the market risk of the Corporation's investments, see "Asset and Liability Management Activities" and "Loan Maturity and Repricing" under Item 1 of this Report.

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

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information contained under the section captioned "Proposal I -- Election of Directors" contained in the Corporation's Definitive Proxy Statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with
Section 16(a) of the Exchange Act.

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name                    Age(a)     Position

Frank M. McCord          67        Chairman and Chief
                                    Executive Officer(b)

C. Fredrick Safstrom     43        President, Chief Operating
                                    Officer and Director(b)

Robert G. Disotell       43        Executive Vice President,
                                    Chief Lending Officer and
                                    Director(b)

Russell E. Rosendal      38        Executive Vice President,
                                    Chief Financial Officer
                                    and Secretary/Treasurer(b)

Steven R. Erickson       41        Executive Vice President,
                                    Credit Administration and
                                    Construction Lending

J. Wesley Cochran        43        Senior Vice President
                                    Chief Savings Officer

(a) As of June 30, 1997.
(b) Officer of the Corporation and Bank

     The principal occupation of each executive officer of the Corporation and Bank is set forth below. All of the officers listed above have held positions with or been employed by the Corporation or Bank for five years unless otherwise stated. All executive officers reside in Everett, Washington, unless otherwise stated. There are no family relationships among or between the executive officers listed above.

     FRANK M. McCORD, C.P.A. became Chairman of the Board of Directors, President and Chief Executive Officer of the Bank in 1990 and subsequently the Corporation. Mr. McCord was the Managing Partner of KPMG Peat Marwick, Seattle, Washington office until his retirement in 1986. In addition to his responsibilities to the Corporation, Mr. McCord is a director of the Everett Area Chamber of Commerce and serves as it's Chairman, the Everett Performing Arts Association, and Housing Hope, a local housing agency. Mr. McCord also serves as a Director of Horizon/CMS Healthcare Corporation a publicly-held company listed on the New York Stock Exchange, which is one of the largest diversified health care providers in the United States. Mr. McCord has previously served as President of the Evergreen Area Council of Boy Scouts of America, Treasurer of the United Way of King County, Trustee of Seattle University, a Fellow of Seattle Pacific University, Treasurer of the Washington Society of Certified Public Accountants, and a Director of the Seattle Chamber of Commerce.

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

     STEVEN R. ERICKSON is the Executive Vice President of the Bank responsible for managing business, residential construction, and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board of Directors of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

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

                                     PART IV

Item 14.  Exhibits Financial Statement Schedules, and Reports on Form 8-K

(a) (1)(2) Independent Auditors' Report
           Consolidated Financial Statements
    (a)    Consolidated Balance Sheets as of June 30, 1996 and June 30, 1997.
    (b) Consolidated Statements of Operations for the Years Ended June 30, 1995, 1996 and 1997.
    (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1995, 1996 and 1997.
    (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 1995, 1996 and 1997.
    (e)    Notes to Consolidated Financial Statements

     All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

    (3)    Exhibits

         3.1  Certificate of Incorporation of Cascade Financial Corporation*

         3.2  Bylaws of Cascade Financial Corporation*

        10.1  Cascade Financial Corporation 1994 Employee Stock Purchase Plan*

        10.2  Cascade Financial Corporation 1992 Stock Option and Incentive
              Plan**

        10.3  Cascade Financial Corporation Employee Stock Ownership Plan**

        10.4  Cascade Financial Corporation 1997 Stock Option Plan***

          13  Cascade Financial Corporation 1997 Annual Report to Stockholders

          21  Subsidiaries

     (b)  Reports on Form 8-K

          No Forms 8-K were filed during the quarter ended June 30, 1997.

* Incorporated by reference to the Corporation's Registration Statement on Form S-4 File No. 33-83200.
** Incorporated by reference to the Corporation's Annual Report on Form 10-KSB For June 30, 1995.
*** Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File No. 333-24203).

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASCADE FINANCIAL CORPORATION

Date:  September 30, 1997                    By:  /s/ Frank M. McCord
                                                  Frank M. McCord
                                                  Chairman and
                                                   Chief Executive Officer
                                                 (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Russell E. Rosendal                 By:  /s/ D. R. Murphy
     Russell E. Rosendal                          D. R. Murphy
     Executive Vice President                     Director
     (Chief Financial and                    Date:  September 30, 1997
       Accounting Officer)
Date:  September 30, 1997

By:  /s/ C. F. Safstrom                      By:  /s/ Ronald E Thompson
     C. F. Safstrom                               Ronald E. Thompson
     President and Director                       Director
Date:  September 30, 1997                    Date:  September 30, 1997

By:  /s/ Robert Disotell                     By:  /s/ G. Brandt Westover
     Robert Disotell                              G. Brandt Westover
     Executive Vice President/Director            Director
Date:  September 30, 1997                    Date:  September 30, 1997

By:  /s/ David W. Duce                       By:  /s/ Paull Shin
     David W. Duce                                Paull Shin
     Director                                     Director
Date:  September 30, 1997                    Date:  September 30, 1997

By:  /s/ Gary Meisner                        By:  /s/Joan M. Earl
     Gary Meisner                                 Joan M. Earl
     Director                                     Director
Date:  September 30, 1997                    Date:  September 30, 1997

By:  /s/ Dwayne Lane
     Dwayne Lane
     Director
Date:  September 30, 1997

                              Exhibit 21

                      Subsidiaries of the Registrant

Parent
------
Cascade Financial Corporation

                                         Percentage         Jurisdiction or
Subsidiaries (a)                        of Ownership    State of Incorporation
----------------                        ------------    ----------------------
Cascade Bank                               100%               United States

Cascade Investment Services, Inc. (b)      100%               Washington


(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b)  Wholly-owned subsidiary of Cascade Bank.