Form 10-K405/A
period 1997-06-30
CASCADE FINANCIAL CORP
filed 1997-10-10
CIK 928911

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                            ------------------------------

                                      FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1997
                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                            Commission file number 0-25286

                            CASCADE FINANCIAL CORPORATION
                            ------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                91-1661954
----------------------------------------    ------------------------------
 (State or other jurisdiction of            (I.R.S. Employer I.D. Number)
  incorporation or organization)

  2828 Colby Avenue, Everett, Washington                 98201
-----------------------------------------   ------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including            (425) 339-5500
area code:                                  -------------------------------

Securities registered pursuant to Section                None
12(b) of the Act:                           -------------------------------

Securities registered pursuant to Section   Common Stock, par value $0.01
12(g) of the Act:                           per share
                                            -------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X        NO
                                                -----         -----

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

        21    Subsidiaries****

    (b)   Reports on Form 8-K

          No Forms 8-K were filed during the quarter ended June 30, 1997.

----------------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-4 File No. 33-83200.
** Incorporated by reference to the Corporation's Annual Report on Form 10-KSB For June 30, 1995.
*** Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File No. 333-24203)
**** Previously filed

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CASCADE FINANCIAL CORPORATION

Date: October 10, 1997                    By:    /s/ Frank M. McCord
                                                 ---------------------------
                                                 Frank M. McCord
                                                 Chairman and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Russell E. Rosendal              By:   /s/ D. R. Murphy
      ----------------------------               ---------------------------
      Russell E. Rosendal                        D. R. Murphy
      Executive Vice President                   Director
      (Chief Financial and Accounting      Date: October 10, 1997
      Officer)
Date: October 10, 1997


By:   /s/ C.F. Safstrom                    By:   /s/ Ronald E Thompson
      ----------------------------               ---------------------------
      C.F. Safstrom                              Ronald E. Thompson
      President and Director                     Director
Date: October 10, 1997                     Date: October 10, 1997


By:   /s/ Robert Disotell                  By:   /s/ G. Brandt Westover
      ----------------------------               ---------------------------
      Robert Disotell                            G. Brandt Westover
      Executive Vice President/Director          Director
Date: October 10, 1997                     Date: October 10, 1997


By:   /s/ David W. Duce                    By:   /s/ Paull Shin
      ----------------------------               ---------------------------
      David W. Duce                              Paull Shin
      Director                                   Director
Date: October 10, 1997                     Date: October 10, 1997


By:   /s/ Gary Meisner                     By:   /s/Joan M. Earl
      ----------------------------               ---------------------------
      Gary Meisner                               Joan M. Earl
      Director                                   Director
Date: October 10, 1997                     Date: October 10, 1997


By:   /s/ Dwayne Lane
      ----------------------------
      Dwayne Lane
      Director
Date: October 10, 1997