Form 10-Q
period 1997-09-30
CASCADE FINANCIAL CORP
filed 1997-11-17
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                              10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM _________________ TO _______________________


     Commission file number 0-25286
                            -------

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


                               (425) 339-5500
                               --------------
            (Registrant's telephone number, including area code)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                Outstanding as of September 30, 1997
               -----                ------------------------------------

    Common Stock ($.01 par value)         3,387,039

                  CASCADE FINANCIAL CORPORATION

                            FORM 10-Q
             for the Quarter Ended September 30, 1997


                              INDEX


PART I   Financial Information:

  Item 1   Financial Statements:

       Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .1

       Consolidated Statements of Operations . . . . . . . . . . . . .2

       Consolidated Statements of Cash Flows . . . . . . . . . . . . .3

       Notes to Consolidated Financial Statements. . . . . . . . . . .5

  Item 2   Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . . . . . . . . . . . .6


PART II   Other Information. . . . . . . . . . . . . . . . . . . . . 12

                      PART I - FINANCIAL INFORMATION


               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, unaudited)


                                                  September 30, June 30,
                                                  ------------- --------
                                                       1997        1997
                                                  ------------- --------
ASSETS

Cash on hand and in banks                             $10,786     $8,577
Interest-earning deposits in other institutions         1,380      5,734
Securities available-for-sale                          39,776     56,245
Loans available for sale, net                          14,075     11,133
Mortgage-backed securities held to maturity (market
 value of $6,238 and $9,437)                            6,343      8,756
Loans, net                                            340,579    330,147
Real estate owned, net                                    535        750
Premises and equipment, at cost, net                    8,079      7,859
Accrued interest receivable and other assets            4,898      4,961
                                                      -------    -------

 TOTAL ASSETS                                        $426,451   $434,162
                                                      =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $303,258   $304,205
Federal Home Loan Bank advances                        69,659     74,659
Securities sold under agreements to repurchase         14,606     19,483
Advance payments by borrowers for taxes and
  insurance                                             2,695      1,477
Principal and interest payable on loans serviced
  for others                                              921        200
Accrued expenses and other liabilities                  5,473      5,351
Deferred income tax                                     1,528      1,473
                                                      -------    -------

 TOTAL LIABILITIES                                    398,140    406,848

Preferred stock, $.01 par value, 500,000 shares
 authorized; no shares issued or outstanding                0          0
Common stock,  $.01 par value,
 5,000,000 shares authorized;
 3,387,039 and 3,373,716 shares issued and
   outstanding                                             34         34
Additional paid-in capital                              4,345      8,294
Retained earnings, substantially restricted            24,168     19,300
Unrealized loss on securities available-for-sale         (236)      (314)
                                                      -------    -------

 TOTAL STOCKHOLDERS' EQUITY                            28,311     27,314
                                                      -------    -------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $426,451   $434,162
                                                      =======    =======

              See notes to consolidated financial statements

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share amounts)
                               (unaudited)

                                                          September 30,
                                                      -------------------
                                                        1997       1996
                                                       ------     -----
Interest income:
 Loans                                                 $7,482     $6,013
 Mortgage-backed securities held-to-maturity               82        127
 Securities available-for-sale                            648      1,308
 FHLB-stock-dividends                                     102         81
 Interest-bearing deposits                                 74         36
                                                       ------     ------
   Total interest income                                8,388      7,565

Interest expense:
 Deposits                                               3,953      3,581
 Borrowed funds                                         1,246      1,277
                                                       ------     ------
   Total interest expense                               5,199      4,858

Net interest income                                     3,189      2,707
 Provision for loan losses                                102        266
                                                       ------     ------
Net interest income after provision for loan losses     3,087      2,441

Other income:
 Gain (loss) on sale of loans                            (41)         58
 Service charges                                          347        230
 Gain on sale of securities                                82          1
 Other                                                     74        160
                                                       ------     ------
   Total other income                                     462        449

Other expenses:
 Salaries and employee benefits                         1,241      1,154
 Occupancy                                                402        398
 Federal deposit insurance premiums                        42        121
 Advertising                                               71         77
 Data processing                                           39         72
 SAIF special assessment                                    0      1,224
 Other                                                    726        465
                                                       ------     ------
   Total other expenses                                 2,521      3,511

   Income before income taxes                           1,028       (621)
 Federal income taxes                                     382       (166)
                                                       ------     ------
   Net income                                          $  646     $ (455)
                                                       ======     ======

Net income per common and common equivalent
  share, primary (note 4)                              $  .17     $ (.14)

Weighted average common and common equivalent
  shares outstanding, primary (note 4)              3,732,378   3,358,472


              See notes to consolidated financial statements

                         CASCADE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)

                                             Three Months Ended September 30,
                                                   1997            1996
                                                  ------          ------
Cash flows from operating activities:
 Net income (loss)                             $     646        $    (455)
                                               ---------        ---------

 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization of
    premises and equipment                           165              168
   Other                                               0               (3)
   Amortization of retained servicing rights          70               53
   Provision for losses on:
    Loans                                            102              266
   Additions to mortgage servicing rights           (212)             (55)
   Deferred loan fees, net of amortization            98               27
   Origination of loans held-for-sale and
    mortgage-backed securities held for
    trading                                      (33,088)          (9,113)
   Proceeds from sale of loans held-for-sale
    and mortgage-backed securities held for
    trading                                       30,147            9,517
   Net loss (gain) on sales of:
    Securities available-for-sale                    (82)              (1)
    Real Estate Owned                                  6                0
   Federal Home Loan Bank stock dividend
    received                                        (102)             (95)
   Net change in accrued interest receivable
    and other assets over principal and
    interest payable on loans serviced for
    others and accrued expenses and other
    liabilities                                    1,298            1,669
                                               ---------         --------
    Total adjustments                             (1,598)           2,433
                                               ---------         --------
      Net cash provided by (used in)
       operating activities                         (952)           1,978

Cash flows from investing activities:
 Loans originated, net of principal
  repayments                                     (10,859)         (10,614)
 Principal repayments on securities held-to
  maturity                                           434              252
 Principal repayments on securities
  available-for-sale                                 875            1,591
 Purchases of securities available-for-sale           39          (15,653)
 Proceeds from sales of securities
  available-for-sale                              17,848            9,000
 Proceeds from maturities of securities and
  interest-bearing deposits                            0            1,000
 Proceeds from sales of real estate owned            435               26
 Purchases of premises and equipment                (384)            (172)
 Proceeds from sales of premises and
  equipment, and other assets                          0                1
                                                --------         --------
   Net cash used in investing activities           8,388          (14,569)

Cash flows from financing activities:
 Proceeds from issuance of common stock               37               27
 Net increase (decrease) in deposits                (947)              67
 Proceeds from Federal Home Loan Bank
  advances                                        68,000           46,250
 Repayment of Federal Home Loan Bank
  advances                                       (74,750)         (39,633)
 Net increase (decrease) in securities sold
  under agreements to repurchase                  (3,128)          (2,097)
 Net decrease in advance payments by
  borrowers for taxes and insurance                1,219              967
                                                --------         --------
   Net cash provided by (used in) financing
    activities                                    (9,569)           5,581
                                                --------         --------
   Net decrease in cash and cash equivalents      (2,133)          (7,010)
Cash and cash equivalents at beginning of
  period                                          14,311           15,184
                                                --------         --------
Cash and cash equivalents at end of period      $ 12,178         $  8,174
                                                ========         ========


Supplemental disclosures of cash flow
 information--cash paid during the period
 for:
  Interest                                     $   5,053         $  4,885
  Federal income taxes                               550              882

Supplemental schedule of noncash investing
 activities:
  Mortgage loans securitized into FHLMC PCs
   and held-for-trading and sold                  11,086                0
  Net mortgage loans transferred to real
   estate owned                                      226                0


             See notes to consolidated financial statements.

           CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997
                           (unaudited)

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

     Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 1997, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's Annual
Report on Form 10-K.

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

3.  Financial Statement Reclassification

     Certain amounts in the financial statements for fiscal 1997 have been reclassified to conform with the financial statement classification for fiscal 1998. In addition, the financial statements reflect Cascade's recently completed merger with Amfirst Bancorporation. The Consolidated Financial Statements for the Corporation for the periods ended June 30, 1997, and September 30, 1996 have been restated to reflect the effects of the merger which was accounted for using the pooling-of-interests method.

4.   Earnings per share

     Earnings per share and weighted average common and common equivalent shares outstanding, primary, for the three months ended September 30, 1996 are based on the weighted average number of common shares outstanding during the period, excluding any common stock equivalents as they would be anti-dilutive. Earnings per share and weighted average common and common equivalent shares outstanding, primary, for the three months ended September 30, 1997 includes common stock equivalents.

5.  New Accounting Pronouncements

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in June 1996 and established, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. As issued, SFAS No. 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FSB Statement No. 125". In general SFAS No. 127 defers for one year the effective date of SFAS No. 125 provisions relating to secured borrowings and collateral. The adoption of SFAS no. 125 did not have a material impact on the results of operations or financial position of the Corporation.

     SFAS No. 128, "Earnings Per Share", establishes a new standard for reporting earnings per share and requires companies with complex capital structures that have publicly held common stock or potential common stock to present both basic and diluted earnings per share on the face of the statement of operations. SFAS No. 128 becomes effective for periods ending after December 15, 1997. The Corporation plans to adopt SFAS No. 128, and management expects no material impact on the results of operations or financial condition of the Corporation.

     In June 1997, the Financial Accounting Standards Board issued two new Accounting Standards. SFAS No. 130, "Reporting Comprehenisive Income", establishes standards for reporting comprehensive income and its components in a full set of financial statements. This statement is effective for the year ending June 30, 1999. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires public companies to report financial and descriptive information about its operating segments. The adoption of SFAS No. 131 is required for the fiscal year ending June 30, 1999. The Bank is currently evaluating the effects of these statements but does not expect their adoption to have a material impact on the results of operations or financial positiono of the Corporation.

  Item 2 - Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

                                   MERGER

     On February 6, 1997, Cascade Financial Corporation and Cascade Bank entered into an Agreement and Plan of Merger with Amfirst Bancorporation, the holding company for American First National Bank, pursuant to which Amfirst would be merged into the Corporation. On March 31, 1997 Cascade filed with the Securities and Exchange Commission a current report on Form S-4 describing the terms of the merger in greater detail. In the transaction, Amfirst shareholders received 2.412 shares of the Corporation's common stock for each share of Amfirst common stock. The transaction was completed on August 1, 1997 and was treated as a pooling-of-interests.

     Management believes the merger will provide significant revenue enhancements and cost savings opportunities which will be realized in future periods. The current period does not adequetly reflect the potential to be realized. Current period costs associated with the merger totaling $196,000 will not be incurred in future periods.

     The merger has allowed Cascade to develop and implement a planned commercial banking division much more quickly than would have been practical without the Merger. With the Merger, Cascade was able to offer a full array of commercial and consumer banking products and services to a larger market. The product lines of the merged entities were very dissimilar, especially lending products. Cascade's more aggressive marketing programs should help Cascade grow faster by cross-selling Cascade's products to the acquired customers and by cross-selling commerical and consumer products to Cascade's original customers. More locations and an increased market presence, should help Cascade to add new customers faster than the two companies historically have done separately. In addition to increased growth opportunities, a major portion of Amfirst's investment securities were liquidated during the quarter and used to pay off borrowings or were reinvested into higher rate assets such as home equity, consumer, and commercial real estate loans. Consolidations of corporate, financial, information processing and risk-management functions, as well as personnel reductions will also provide cost savings opportunities in the future as Cascade completes the integration of the two companies and begins operating as a single entity.

     Management's analysis of the merger indicated that Cascade's earnings per share would increase as a result of the Merger. This analysis is dependent upon various factors, a number of which are beyond the control of Cascade. Factors that might cause a difference in actual results include, but are not limited to:
(i) expected cost savings from the Merger cannot be fully realized or realized within the expected time frame; (ii) revenues following the Merger are lower than expected; (iii) competitive pressures among depository institutions increase significantly; (iv) costs or difficulties related to the integration of the business of Cascade and AmFirst are greater than expected; (v) general economic conditions, either nationally or locally, are less favorable than expected; and (vi) legislation or regulatory changes adversely affect the business in which the combined company would engage. Accordingly, no assurances can be given with respect to the ultimate impact the Merger will have on earnings.

                    ASSET/LIABILITY MANAGEMENT

     Cascade, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities reprice on different terms that its interest-earning assets. During periods of interest rate declines this position has a generally favorable impact on net interest income, while increases in interest rates have a generally adverse impact on net interest income.

     Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200 basis point increase in general interest rates would reduce Cascade's annual net interest income by 8%. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed five years. Cascade also originates a limited amount of multi-family loans in its local market area.
Principally all new fifteen and thirty year fixed rate loans are sold.   The
introduction of adjustable rate consumer and business loans and the portfolio's of these products obtained in Cascade's recent merger with Amfirst Bancorporation will help to reduce Cascade's interest rate risk in future periods. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term FHLB-Seattle advances. Cascade also uses interest rate swap and interest rate cap agreements to effectively extend the repricing of short-term deposit accounts or reduce the cost of longer-term deposits.

     Cascade uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

                  CHANGES IN FINANCIAL CONDITION

     Total assets decreased to $426.5 million at September 30, 1997, compared with $434.2 million at June 30, 1997. Loans, net increased by $10.4 million. The loan growth was funded by a decrease of $16.5 million in securities available for sale. The balance of the proceeds from the sale of securities available for sale along with a decrease in interest-earning deposits in other institutions were used to decrease Federal Home Loan Bank advances by $5.0 million and Securities sold under agreements to repurchase by $4.9 million. Deposits decreased $947,000 during the three months ended September 30, 1997.

Asset Quality

     At September 30, 1997, loans totaling $3.1 million were impaired of which one loan for $1.2 million had allocated reserves of $300,000. Eight loans totaling $668,570 of the $3.1 million in impaired loans were on nonaccrual status. This compares with the $3.2 million impaired and $911,000 nonaccrual and $3.8 million impaired and $1.4 million nonaccrual at June 30, 1997 and September 30, 1996, respectively. Interest income is normally recognized on the accrual basis, however, if the impaired loan is nonperforming, then interest income is recorded on the receipt of cash.

     Real estate owned totaled $535,000 at September 30, 1997 compared with $750,000 and $721,000 at June 30, 1997 and September 30, 1996, respectively. The real estate owned is made up of single family properties which the Bank anticipates realizing immaterial gains on the property liquidation.

     Nonperforming assets totaled $1.7 million and $1.2 million at June 30, 1997 and September 30, 1997, respectively. Assets classified as substandard decreased slightly from $3.2 million at June 30, 1997 to $3.1 million at September 30, 1997.

                         RESULTS OF OPERATIONS

  Comparison of the Three months Ended September 30, 1997 and 1996

General

     Total net income for the three months ended September 30, 1997 increased to $646,000 compared with a loss of $455,000 in 1996 due primarily to the SAIF special assessment of $1.2 million which was recorded in September 1996. Net interest income increased $482,000 for the quarter ended September 30, 1997 and other expenses decreased $986,000 over the prior year. Net income for the three months ended September 30,1997 increased $290,000 compared with the $356,000 earned for the three month period ended September 30, 1996, excluding the SAIF special assessment charge.

Net Interest Income

     Net interest income increased $482,000 to $3.2 million for the three months ended September 30, 1997 compared to the quarter ended September 30, 1996. Loans, net increased $13.4 million from the quarter ended June 30, 1997 and $72.2 million from the quarter ended September 30, 1996. During the period from September 30, 1996 to September 30, 1997, cash and securities decreased $53.6 million to $58.3 million. Cash and securities decreased 23.2 million in the three month period ending September 30, 1997. The movement out of lower yielding securities and into higher yielding loans helped to increase the Bank's net interest margin to 3.1% for the quarter. The increase in the net interest margin for the recent period is a result of the higher margin loans Cascade is adding, an increase in yield of adjustable rate loans, and slightly lower funding costs.

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

     Cascade introduced a line of commercial business products including business loans and lines, business deposit accounts and various other business banking services during the quarter just ended. The Bank's business product lines were unveiled in full immediately following the Bank's merger with Amfirst on August 1, 1997. American First offered many of the business products and services that Cascade has developed and their expertise will help Cascade's development and marketing of these new business products lines

Provision for Loan Losses

     Cascade's provision for loan losses was $102,000 for the three months ended September 30, 1997 and $266,000 for the quarter ended September 30, 1996. At September 30, 1997 and June 30, 1997, the Bank's loan loss allowance totaled $4.0 million and $3.9 million respectively. The loan loss allowance as a percent of net loans outstanding was 1.2% at September 30, 1997 and June 30, 1997. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors. Management intends to grow the nonconforming, construction, income property, and commercial business portfolios in the coming years. These loans typically have a higher credit risk which will require additional provisions in future periods as these portfolios increase. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

     Other income increased slightly during the quarter ended September 30, 1997 to $462,000 as compared with the $449,000 recorded in the three months ended September 30, 1996. Increased gains from the sales of securities available-for-sale of $81,000 and a $117,000 increase in service charges were off set by a decrease of $99,000 in gains on sale of loans. A $153,000 restitution recovery in 1996 that did not occur in 1997, resulted in a decrease in the other category. The reduction in gains on sales of loans and the increase in service charges occurred as a result of the Bank's emphasis, during the three month period, on the origination of portfolio lending products which increased the Bank's net loan and servicing portfolio's and led to an increase in interest income and service charge income. Management is focusing on increasing saleable loan production from both retail and wholesale sources to offset reduced margins from mortgage banking activities.

Other Expenses

     Other expenses decreased to $2.5 million for the three months ended September 30, 1997 compared with $3.5 million for the three months ended September 30, 1996. The decrease in other expenses was due primarily to the $1.2 million SAIF special assessment in the quarter ended September 30, 1996. This decrease was partially offset by $196,000 in merger related costs for the quarter ended September 30, 1997. The Corporation's expense efficiency ratio (excluding the SAIF and merger charges) improved to 64% in the current quarter from 72% in the September 1996 quarter.

Liquidity and Sources of Funds

     Cascade maintains liquidity balances in Federal Home Loan Bank deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $16.4 million in September 1997, which was in excess of the required liquidity level of $15.5 million.

     Loan commitments outstanding at September 30, 1997, were $29.7 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings.

     At September 30, 1997, the Bank had $69.7 million in outstanding advances from the FHLB-Seattle as compared to the $74.7 million outstanding at June 30, 1997. The Bank's credit line with the FHLB-Seattle is 30% of total assets or up to approximately $128 million. The Bank also had $14.6 million of reverse repurchase agreements outstanding, a decrease of $4.9 million from June 30, 1997. Securities obtained in the merger were liquidated and proceeds were used to decrease the level of outstanding debt.

Capital Resources

     Cascade Bank is in full compliance with all capital requirements established by the OTS at September 30, 1997. Cascade's regulatory capital requirements, and related excess capital amounts as of September 30, 1997 are presented in the following table:

          Tangible capital         Amount    Percentage
          ----------------         ------    ----------
     Tangible capital             $28,228          6.62%
     Less: Minimum requirement      6,396          1.50
                                   ------         -----
     Excess                       $21,832          5.12%
                                   ======         =====

          Core capital             Amount    Percentage
          ------------             ------    ----------
     Core capital                 $28,228         6.62%
     Less:  Minimum requirement    12,794         3.00
                                   ------        -----
     Excess                       $15,434         3.62%
                                   ======        =====

          Risk-based capital       Amount   Percentage
          ------------------       ------   ----------
     Risk-based capital           $31,562       11.85%
     Less: Minimum requirement(1)  21,307        8.00
                                   ------       -----
     Excess                       $10,255        3.85%
                                   ======       =====

     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The OTS has advised the Corporation that at September 30, 1997, Cascade Bank, is a "well capitalized" institution.

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

                              CASCADE FINANCIAL CORPORATION


November 14, 1997             /s/ Russell E. Rosendal
                              -----------------------
                              By: Russell E. Rosendal
                              Executive Vice President
                              (Chief Financial Officer)