Form 10-Q
period 1997-12-31
CASCADE FINANCIAL CORP
filed 1998-02-17
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ________________________ TO ____________________________


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


Indicate by a checkS mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Outstanding as of December 31, 1997
              -----                   -----------------------------------
    Common Stock ($.01 par value)                   3,394,894

                   CASCADE FINANCIAL CORPORATION

                              FORM 10-Q
             for the Quarter Ended December 31, 1997

                              INDEX


PART I -- Financial Information:

  Item 1 -- Financial Statements (unaudited):

         -- Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .1

         -- Consolidated Statements of Operations . . . . . . . . . . . . .2

         -- Consolidated Statements of Cash Flows . . . . . . . . . . . . .3

         -- Notes to Consolidated Financial Statements. . . . . . . . . . .5

  Item 2 -- Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . .7


PART II -- Other Information. . . . . . . . . . . . . . . . . . . . . . . 12

                       PART I - FINANCIAL INFORMATION


               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, unaudited)


                                                   December 31,  June 30,
ASSETS                                                  1997       1997
                                                       ------     ------

Cash on hand and in banks                         $    10,688    $ 8,577
Interest-earning deposits in other institutions           348      5,734
Securities available-for-sale                          32,736     58,225
Loans available for sale, net                          15,104     11,133
Securities held to maturity (market value
 of $5,904 and $6,637)                                 5,998      6,777
Loans, net                                            343,964    330,147
Real estate owned, net                                               750
Premises and equipment, at cost, net                    7,839      7,859
Accrued interest receivable and other assets            5,853      4,960
                                                      -------    -------
 TOTAL ASSETS                                       $ 422,530  $ 434,162
                                                      =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                            $ 300,095  $ 304,205
Federal Home Loan Bank advances                        67,456     74,659
Securities sold under agreements to repurchase         14,566     19,483
Advance payments by borrowers for taxes and insurance 1,908 1,477 Principal and interest payable on loans serviced for
  others                                                  415        200
Accrued expenses and other liabilities                  7,168      5,351
Deferred income tax                                     1,618      1,240
                                                      -------    -------
 TOTAL LIABILITIES                                    393,226    406,615

Preferred stock, $.01 par value, 500,000 shares
  authorized; no shares issued or outstanding               0          0
Common stock, $.01 par value,
 5,000,000 shares authorized;
 3,394,894 and 3,373,716 shares issued and
 outstanding                                               34         34
Additional paid-in capital                              4,393      4,306
Retained earnings, substantially restricted            24,940     23,521
Unrealized loss on securities available-for-sale          (63)      (314)
                                                      -------    -------
 TOTAL STOCKHOLDERS' EQUITY                            29,304     27,547
                                                      -------    -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 422,530  $ 434,162
                                                      =======    =======


              See notes to consolidated financial statements

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share amounts)
                               (unaudited)

                                    Three Months Ended      Six Months Ended
                                       December 31,            December 31,
                                    ------------------      ----------------
                                        1997      1996        1997      1996
                                       ------    ------      ------    ------
Interest income:
 Loans                                $ 7,666   $ 6,317    $ 15,149  $ 12,330
 Mortgage-backed securities held-to-
  maturity                                 80       148         162       275
 Securities available-for-sale            442     1,352       1,089     2,667
 FHLB stock dividends                     104        82         207       191
 Interest-bearing deposits                 74        10         147        11
                                        -----     -----      ------    ------
    Total interest income               8,366     7,909      16,754    15,474

Interest expense:
 Deposits                               3,753     3,573       7,705     7,154
 Borrowed funds                         1,218     1,412       2,465     2,689
                                        -----     -----      ------     -----
    Total interest expense              4,971     4,985      10,170     9,843

Net interest income                     3,395     2,924       6,584     5,631
 Provision for loan losses                 99       163         201       429
                                        -----     -----       -----     -----
Net interest income after provision
 for loan losses                        3,296     2,761       6,383     5,202

Other income:
 Gain on sale of loans                    125        55          84       163
 Service charges                          300       270         647       500
 Gain (loss) on sale of securities
  available-for-sale                       13       (16)         94       (15)
 Gain on sale of real estate owned          0         2           1         3
 Other                                     72       120         145       229
                                        -----     -----       -----     -----
    Total other income                    510       431         971       880

Other expenses:
 Salaries and employee benefits         1,314     1,211       2,555     2,365
 Occupancy                                420       417         821       815
 Federal deposit insurance premiums        39       104          81       225
 Advertising                              105        81         176       158
 Data processing                           96        83         135       155
 SAIF Special Assessment                    0         0           0     1,224
 Other                                    606       472       1,331       937
                                        -----     -----       -----     -----
    Total other expenses                2,580     2,368       5,099     5,879

    Income before federal income
      taxes                             1,226       824       2,255       203
 Federal income taxes                     453       318         835       152
                                        -----     -----       -----     -----
    Net income                        $   773   $   506    $  1,420  $     51
                                        =====     =====       =====     =====


 Earnings per share, basic (note 4)   $   .23   $   .15    $    .42  $    .02
 Earnings per share, diluted (note 4)     .21       .14         .38       .01

Weighted average number of share
 outstanding:
  basic (note 4)                    3,394,894 3,361,410   3,390,126 3,359,941
  diluted (note 4)                  3,737,475 3,714,309   3,734,927 3,710,711

                See notes to consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                           Six Months Ended
                                                              December 31,
                                                          ------------------
                                                          1997         1996
                                                         ------       ------
Cash flows from operating activities:
 Net income                                             $ 1,420     $    51
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization of premises
    and equipment                                           330         337
   Other                                                      0           6
   Amortization of retained servicing rights                154          87
   Provision for loss on loans                              202         429
   Additions to mortgage servicing rights                  (384)        (88)
   Deferred loan fees, net of amortization                   43         193
   Origination of loans held-for-sale and mortgage-
    backed securities held for trading                  (77,770)    (16,284)
   Proceeds from sale of loans held-for-sale and
    mortgage-backed securities held for trading          73,795      22,139
   Net loss (gain) on sales of:
    Securities available-for-sale                           (94)         11
    Real estate owned                                         8           0
   Federal Home Loan Bank stock dividend received          (207)       (191)
   Net change in accrued interest receivable and
    other assets over principal and interest payable
    on loans serviced for others and accrued expenses
    and other liabilities                                 2,490        (225)
                                                         ------      ------
     Total adjustments                                   (1,433)      6,414
                                                         ------      ------
      Net cash provided by (used in) operating
       activities                                           (13)      6,465

Cash flows from investing activities:
 Loans originated, net of principal repayments          (14,292)    (34,593)
 Loans securitized for portfolio investments                  5           0
 Principal repayments on securities held-to maturity        779         716
 Principal repayments on securities available-for-sale    2,353       3,726
 Purchases of securities available-for-sale                 (64)    (17,662)
 Proceeds from sales of securities available-for-sale    23,886      16,075
 Proceeds from maturities of securities and interest-
  bearing deposits                                            0       2,683
 Proceeds from sales of real estate owned                   546         108
 Purchases of premises and equipment                       (763)       (334)
 Proceeds from sales of premises and equipment, and
  other assets                                                1           4
                                                         ------      ------
   Net cash provided by (used) in investing activities   12,451     (29,277)

Cash flows from financing activities:
 Proceeds from issuance of common stock                      86          49
 Net increase in deposits                                (4,111)     12,307
 Proceeds from Federal Home Loan Bank advances          125,300      75,150
 Repayment of Federal Home Loan Bank advances          (132,503)    (71,533)
 Cash effect of Common Stock Dividend                         0          (2)
 Net increase (decrease) in securities sold under
  agreements to repurchase                               (4,917)      1,532
 Net decrease in advance payments by borrowers for
  taxes and insurance                                       432         231
                                                         ------      ------
   Net cash provided (used in) by financing activities  (15,713)     17,734
                                                         ------      ------
   Net decrease in cash and cash equivalents             (3,273)     (5,078)
Cash and cash equivalents at beginning of period         14,311      15,184
                                                         ------      ------
Cash and cash equivalents at end of period            $  11,036    $ 10,106
                                                         ======      ======

Supplemental disclosures of cash flow information
 cash paid during the period for:
  Interest                                            $  10,116    $  9,893
  Federal income taxes                                      500       1,052
                                                         ------      ------

Supplemental schedule of noncash investing
 activities:
  Mortgage loans securitized into Federal Home Loan
   Mortgage Corporation participation certificates
   and held-for-trading and sold                      $  18,345    $  3,859
  Mortgage loans securitized into Federal Home Loan
   Mortgage Corporation participation certificates
   and held-for-investment                                    5           0
  Net mortgage loans transferred to real estate
   owned                                                    226           0


               See notes to consolidated financial statements.

           CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997
                           (unaudited)

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

    Periodically there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporation's and the Bank's business. In the opinion of management, no significant loss is expected from any of such pending lawsuits.

3.  Financial Statement Reclassification

    Certain amounts in the financial statements for fiscal 1997 have been reclassified to conform with the financial statement classification for fiscal 1998.

4.  New Accounting Pronouncements

    SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 and established, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. As issued, SFAS No. 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," that, in general, defers for one year the effective date of SFAS No. 125 provisions relating to secured borrowings and collateral. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial position of the Corporation.

    SFAS No. 128, "Earnings Per Share," establishes a new standard for reporting earnings per share and requires companies with complex capital structures that have publicly held common stock or potential common stock to present both basic and diluted earnings per share on the face of the statement of operations. SFAS No. 128 became effective for periods ended after December 15, 1997. The Corporation adopted SFAS No. 128 and has restated previously reported amounts.

    In June 1997, the Financial Accounting Standards Board issued two new Accounting Standards. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a full set of financial statements. This statement is effective for the year ending June 30, 1999. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about its operating segments. The adoption of SFAS No. 131 is required for the fiscal year ending June 30, 1999. The Bank is currently evaluating the effects of these statements but does not expect their adoption to have a material impact on the results of operations or financial position of the Corporation.

5.  Year 2000 Issues

    Cascade's Management is committed to have tested and conformed all data processing services and all other systems for a smooth transition through the Year 2000 changeover. Assessment of critical applications is undergoing and status reports have been reviewed by senior management and the board of directors.

    Management's plan is to complete the assessment in the next six months. A significant portion of the Bank's systems are software packages that were purchased from various providers who retain the responsibility for supplying
updates to the packages.   Mainframe related processing systems are targeted to
be upgraded to Year 2000 compliance in the third quarter of 1998 with intensive testing for several months to ensure compliance. Data processing personnel are reviewing and updating LAN/WAN and all PC-related applications in an orderly fashion to be Year 2000 compliant by late 1998 or early 1999. Management is also creating a contingency plan in the event a vendor or project will deliver a solution late or will not be able to fix their Year 2000 problem. Management is also reviewing certain borrowers and other business partner's operations, and will be discussing their Year 2000 assessment and compliance plans. At the current time, Year 2000 issues are not expected to have a material impact on the results of operations or financial condition of the Corporation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    MERGER

     On February 6, 1997, Cascade Financial Corporation and Cascade Bank entered into an Agreement and Plan of Merger with AmFirst Bancorporation, the holding company for American First National Bank, pursuant to which AmFirst would be merged into the Corporation. On March 31, 1997, Cascade filed with the Securities and Exchange Commission a current report on Form S-4 describing the terms of the merger in greater detail. In the transaction, AmFirst shareholders received 2.412 shares of the Corporation's common stock for each share of AmFirst common stock. The transaction was completed on August 1, 1997 and was treated as a pooling-of-interests.

     Management believes the merger will provide significant revenue enhancements and cost savings opportunities that will be realized in future periods. The current six month period does not adequately reflect the potential to be realized. Costs associated with the merger approximately $200,000 will not be incurred in future periods.

     The merger has allowed Cascade to develop and implement a planned commercial banking division much more quickly than would have been practical without the Merger. With the Merger, Cascade was able to offer a full array of commercial and consumer banking products and services to a larger market. The product lines of the merged entities were very dissimilar, especially lending products. Cascade's more aggressive marketing programs should help Cascade grow faster by cross-selling Cascade's products to the acquired customers and by cross-selling commercial and consumer products to Cascade's original customers. More locations and an increased market presence should help Cascade to add new customers faster than the two companies historically have done separately. Besides increased growth opportunities, a major portion of AmFirst's investment securities were liquidated during the quarter and used to pay off borrowings or were reinvested into higher rate assets such as home equity, consumer, and commercial real estate loans. Consolidations of corporate, financial, information processing and risk-management functions, as well as personnel reductions will also provide cost savings opportunities in the future as Cascade completes the integration of the two companies and begins operating as a single entity.

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

     Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200-basis point increase in general interest rates would reduce Cascade's annual net interest income by 5%. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed ten years. Cascade also originates multi-family and commercial real estate loans in its local market area. Principally all new fifteen and thirty-year, fixed rate loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term FHLB-Seattle advances. Cascade also uses interest rate swap and interest rate cap and floor agreements to extend the repricing of short-term deposit accounts or reduce the cost of longer-term deposits.

     Cascade uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

                  CHANGES IN FINANCIAL CONDITION

     Total assets decreased to $422.5 million at December 31, 1997, compared with $434.2 million at June 30, 1997. Loans, net increased by $17.8 million, which was funded by a $26.3 million reduction in securities holdings. Other securities acquired in the merger that yielded below the Corporation's cost of short-term borrowings were sold to reduce the outstanding borrowings. Deposits decreased by $4.1 million principally due to the Corporation's desire to reduce high cost deposits.

Asset Quality

     Nonperforming assets totaled $1.7 million and $618,000 at June 30, 1997 and December 31, 1997, respectively. Assets classified as substandard increased from $3.2 million at June 30, 1997 to $3.5 million at December 31, 1997. The increase in classified assets is principally the result of the merger. These loans are in various workout stages and no material impacts from the workouts are anticipated.

                          RESULTS OF OPERATIONS

  Comparison of the Three and Six Months Ended December 31, 1997 and 1996

General

     Net income for the three months ended December 31, 1997 increased to $773,000 compared with $506,000 in 1996. Net interest income after provisions for loan losses increased $535,000 offset by a $212,000 increase in other expenses for the quarter ended December 31, 1997 as compared with the prior year. Net income for the six months ended December 31, 1997, increased to $1.4 million from $51,000 in 1996. The principal reason for the increase in the six months earnings was a $1.2 million increase in net interest income after provisions for loan losses, and a decrease of $780,000 in other expenses, principally due to a $1.2 million charge to recapitalize the Savings Association Insurance Fund ("SAIF") in the 1996 period.

Net Interest Income

     Net interest income increased $471,000 to $3.4 million for the three months ended December 31, 1997 compared with the $2.9 million for the quarter ended December 31, 1996. Net interest income increased by $953,000 to $6.6 million for the six months ended December 31, 1997 compared with the $5.6 million for the six months ended December 31, 1996. Increased interest margins of 45 basis points to 3.35% for the most recent quarter and 41 basis points to 3.25% for the six months ended December 31, 1997 were responsible for the increase. There was also a significant shift within the balance sheet as loans increased to 85% of assets in the recent quarter from 71% in the year ago period, with a comparable change in the six month periods. The relative increase in loans is consistent with management's policy of increasing Cascade's asset size in a controlled
manner by lending within its local markets.   The increase in the net interest
margin for the recent period is a result of the shift in asset mix to higher margin loans and lower funding costs.

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

Provision for Loan Losses

     Cascade's provision for loan losses was $99,000 for the three months ended December 31, 1997 as compared with $163,000 for the 1996 period. Provisions were $201,000 and $429,000 for the respective six months. Management intends to grow the commercial, nonconforming, construction and income property portfolios. These loans typically have a higher credit risk. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels. At December 31, 1997 and June 30, 1997, the Corporation's loan loss allowance totaled $4.1 million and $3.9 million and the loan loss allowance as a percent of net loans outstanding was 1.14% at each date. Nonperforming loans decreased $293,000 to $618,000 at December 31, 1997 as compared with the period ended June 3, 1997. Substandard loans increased $1.0 million to $3.5 million during the same period. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors.

Other Income

     Other income increased $79,000 to $510,000 for the three months ended December 31, 1997 as compared with the three months ended December 31, 1996. The principal reason for the increase in other income was a $70,000 increase in gains on sales of loans and a $29,000 increase in gains on sales of securities held-for-sale. For the six months ended December 31, 1997, other income increased $91,000 to $971,000 as compared with the six months ended December 31, 1996. For the six-month period, gains from securities sales increased by $109,000 and service charges increased by $147,000. These increases were offset by a $79,000 decrease in gains on sales of loans.

Other Expenses

     Other expenses increased to $2.6 million for the three months ended December 31, 1997 compared with $2.4 million for the three months ended
December 31, 1996. Increases in salaries and employee benefits of $103,000 coupled with increases in advertising and data processing costs accounted for this increase. Offsetting these increases was a $65,000 decrease in Federal deposit insurance premiums. For the six month period ended December 31, 1997 other expenses totaled $5.1 million, a $780,000 decrease from the December 31, 1996 total. Federal deposit insurance premiums and special SAIF assessments decreased $1.4 million, as a result of the SAIF recapitalization charge in 1996. Offsetting that decrease was approximately $225,000 in one-time merger costs recorded in the six months ended December 31, 1997. Increases in salaries, employee benefits and increased advertising costs related to development of new products and services also offset the decreased deposit insurance premiums.

Liquidity and Sources of Funds

     Cascade maintains liquidity balances in Federal Home Loan Bank deposits and short-term securities at levels in accordance with regulatory guidelines. The Corporation held average liquid assets of $19.4 million in December 1997, which were in excess of the required liquidity level of $18.8 million.

     Loan commitments outstanding at December 31, 1997, were $27.5 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings.

     At December 31, 1997, the Corporation had $67.5 million in outstanding advances from the FHLB-Seattle. The Corporation's credit line with the FHLB-Seattle is 30% of total assets or up to approximately $127 million. The Corporation also had $14.6 million of reverse repurchase agreements outstanding, a decrease of $5.3 million from June 30, 1997.

Capital Resources

     Cascade Bank is in full compliance with all capital requirements established by the OTS at December 31, 1997. Cascade's regulatory capital requirements and related excess capital amounts as of December 31, 1997 are presented in the following table:


          Tangible capital         Amount    Percentage
          ----------------         ------    ----------
     Tangible capital             $29,036       6.88%
     Less: Minimum requirement      6,333       1.50
                                   ------       ----
     Excess                       $22,703       5.38%
                                   ======       ====

          Core capital             Amount    Percentage
          ------------             ------    ----------
     Core capital                 $29,036       6.88%
     Less:  Minimum requirement    12,666       3.00
                                   ------       ----
     Excess                       $16,370       3.88%
                                   ======       ====

          Risk-based capital       Amount    Percentage
          ------------------       ------    ----------
     Risk-based capital           $31,453      11.96%
     Less: Minimum requirement(1)  21,035       8.00
                                   ------      -----
     Excess                       $10,418       3.96%
                                   ======      =====
___________________
     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The OTS has advised the Corporation that at December 31, 1997, Cascade Bank, is a "well capitalized" institution.

     The OTS issued a final rule on August 31, 1993 that incorporates an interest rate risk component into the OTS's risk-based capital rule. The rule requires that an institution with an "above normal" level of interest rate risk hold additional capital against interest rate risk exposure. This additional capital for interest rate risk exposure would be in excess of the 8% risk-based capital requirement. Only institutions whose measured interest rate risk exceeds the above normal level, with risk-based capital below 12%, and assets exceeding $300 million will be required to maintain an interest rate risk component. The interest rate risk component will be computed quarterly. The OTS has postponed the date the component will first be deducted from an institution's total capital until an appeal process is developed for the measurement of an institution's interest rate risk.

     Management currently does not believe the final rule will materially adversely increase Cascade's regulatory capital requirement nor materially adversely effect the current business strategy when, or if, it is implemented.

                    PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Corporation and the Bank have certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on the Corporation's financial position.

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

                              CASCADE FINANCIAL CORPORATION


February 17, 1998                  /s/ Russell E. Rosendal
                                   -----------------------
                              By:  Russell E. Rosendal
                                   Executive Vice President
                                   (Chief Financial Officer)