Form 10-Q
period 1998-03-31
CASCADE FINANCIAL CORP
filed 1998-05-18
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                              10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED    March 31, 1998

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM _______________
     TO _____________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class           Outstanding as of April 30, 1998

    Common Stock ($.01 par value)         3,399,255

                  CASCADE FINANCIAL CORPORATION

                            FORM 10-Q
               for the Quarter Ended March 31, 1998

                              INDEX


PART I -- Financial Information:

  Item 1 -- Condensed Financial Statements  (unaudited):

         -- Condensed Consolidated Balance Sheets . . . . . . . . . . . . .1

         -- Condensed Consolidated Statements of Operations . . . . . . . .2

         -- Condensed Consolidated Statements of Cash Flows . . . . . . . .3

         -- Notes to Condensed Consolidated Financial Statements. . . . . .5

  Item 2 -- Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . .6


PART II -- Other Information. . . . . . . . . . . . . . . . . . . . . . . 12

                      PART I - FINANCIAL INFORMATION

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands, unaudited)


                                                    March 31,   June 30,
                                                       1998        1997
ASSETS

Cash on hand and in banks                            $ 11,108   $  8,577
Interest-earning deposits in other institutions           444      5,734
Investment securities available-for-sale               30,100     58,225
Loans held for sale, net                               29,108     11,133
Investment securities held to maturity (market value
 of $5,079 and $6,637)                                  5,158      6,777
Loans, net                                            344,773    330,147
Real estate owned, net                                      0        749
Premises and equipment, at cost, net                    8,320      7,859
Accrued interest receivable and other assets            5,686      4,961
                                                      -------    -------
 TOTAL ASSETS                                       $ 434,697  $ 434,162
                                                      =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                            $ 301,504  $ 304,205
Federal Home Loan Bank advances                        72,946     74,659
Securities sold under agreements to repurchase         14,115     19,483
Advance payments by borrowers for taxes and insurance   2,994      1,476
Principal and interest payable on loans serviced
 for others                                             1,888        200
Accrued expenses and other liabilities                  9,314      5,353
Deferred income tax                                     1,583      1,239
                                                      -------    -------
 TOTAL LIABILITIES                                    404,344    406,615

Preferred stock, $.01 par value, 500,000
 shares authorized; no shares issued or outstanding
Common stock, $.01 par value,
 5,000,000 shares authorized;
 3,399,255 and 3,373,716 shares issued and
 outstanding                                               34         34
Additional paid-in capital                              4,403      4,306
Retained earnings, substantially restricted            26,046     23,521
Unrealized loss on investment securities
 available-for-sale                                      (130)      (314)
                                                      -------    -------
 TOTAL STOCKHOLDERS' EQUITY                            30,353     27,547
                                                      -------    -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 434,697  $ 434,162
                                                      =======    =======

         See notes to condensed consolidated financial statements

                    CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share amounts)
                                      (unaudited)

                                      Three Months Ended     Nine Months Ended
                                           March 31,              March 31,
                                      ------------------     -----------------
                                         1998      1997        1998      1997
                                         ----      ----        ----      ----
Interest income:
 Loans                                 $7,758    $6,782     $22,907   $19,112
 Mortgage-backed securities held-
  to-maturity                              70        99         231       428
 Investment securities available-
  for-sale                                329       687       1,008     3,620
 FHLB stock dividends                     101        75         308       278
 Interest-earning deposits                115       349         673        28
                                        -----     -----      ------    ------
    Total interest income               8,373     7,992      25,127    23,466

Interest expense:
 Deposits                               3,699     3,662      11,405    10,816
 Borrowed funds                         1,189     1,326       3,653     4,015
                                        -----     -----      ------    ------
    Total interest expense              4,888     4,988      15,058    14,831

Net interest income                     3,485     3,004      10,069     8,635
 Provision for loan losses                  0       188         202       617
                                        -----     -----      ------    ------
Net interest income after provision
 for loan losses                        3,485     2,816       9,867     8,018

Other income:
 Gain on sale of loans                    244        74         329       237
 Service charges                          328       275         975       776
 Gain (loss) on sale of investment
  securities available-for-sale            (2)       16          93         5
 Other                                    165       143         309       370
                                        -----     -----      ------    ------
    Total other income                    735       508       1,706     1,388

Other expenses:
 Salaries and employee benefits         1,409     1,313       3,964     3,678
 Occupancy                                449       419       1,270     1,235
 Federal deposit insurance premiums        47        35         129       260
 Advertising                               97        98         273       256
 Data processing                           84        89         220       244
 SAIF Special Assessment                    0         0           0     1,224
 Other                                    622       525       1,951     1,461
                                        -----     -----      ------    ------
    Total other expenses                2,708     2,479       7,807     8,358

    Income before income taxes          1,512       845       3,766     1,048
                                        -----     -----      ------    ------
 Federal income taxes                     406       193       1,241       345
                                        -----     -----      ------    ------
    Net income                        $ 1,106   $   652     $ 2,525   $   703
                                        =====     =====      ======    ======

Earnings per share, basic (note 4)        .33       .16         .74       .21
Earnings per share, diluted (note 4)      .29       .14         .68       .19

Weighted average number of shares
 outstanding:
  basic (note 4)                    3,399,255 3,363,186   3,393,169 3,360,533
  diluted (note 4)                  3,750,664 3,754,307   3,738,962 3,724,754

             See notes to condensed consolidated financial statements

                        CASCADE FIANCIAL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)


                                                   Nine Months Ended March 31,
                                                          1998         1997
                                                          ----         ----
Cash flows from operating activities:
 Net income                                            $  2,525     $   703
                                                        -------      ------
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization of premises
     and equipment                                          500         511
    Other                                                     0           6
    Amortization of retained servicing rights               251         141
    Provision for loss on loans                             202         617
    Additions to mortgage servicing rights                 (649)       (205)
    Deferred loan fees, net of amortization                 (22)        220
    Origination of loans held-for-sale and mortgage-
     backed securities held for trading                (143,362)    (32,148)
    Proceeds from sale of loans held-for-sale and
     mortgage-backed securities held for trading        125,375      35,031
    Net loss (gain) on sales of:
      Securities available-for-sale                         (93)         (5)
      Real estate owned                                       8           0
      Investment property                                  (101)          0
    Federal Home Loan Bank stock dividend received         (308)       (278)
    Net change in accrued interest receivable and
     other assets over principal and interest payable
     on loans serviced for others and accrued expenses
     and other liabilities                                5,992      (1,294)
                                                        -------     -------
       Total adjustments                                (12,207)      2,596
                                                        -------     -------
        Net cash provided by (used in) operating
         activities                                      (9,682)      3,299

Cash flows from investing activities:
 Loans originated, net of principal repayments          (15,032)    (50,841)
 Principal repayments on securities held-to maturity      1,619       1,284
 Principal repayments on securities available-for-sale    3,996       5,370
 Purchases of securities available-for-sale                 (64)    (18,763)
 Proceeds from sales of securities available-for-sale    24,885      32,904
 Proceeds from sales of real estate owned                   546         108
 Purchases of real estate owned                               0         (24)
 Proceeds from sales of investment property                 555           0
 Purchases of premises and equipment                     (1,414)       (467)
 Proceeds from sales of premises and equipment, and
  other assets                                                0           5
                                                        -------     -------
   Net cash provided by (used in) investing activities   15,091     (30,424)

Cash flows from financing activities:
 Proceeds from issuance of common stock                      97         110
 Net increase (decrease) in deposits                     (2,701)     16,562
 Proceeds from Federal Home Loan Bank advances          208,400     112,900
 Repayment of Federal Home Loan Bank advances          (210,113)   (108,833)
 Cash effect of Common Stock Dividend                         0          (2)
 Net decrease in securities sold under agreements to
  repurchase                                             (5,369)       (300)
 Net decrease in advance payments by borrowers for
  taxes and insurance                                     1,518       1,237
                                                       --------    --------
   Net cash provided by (used in) financing activities   (8,168)     21,674
                                                       --------    --------
   Net decrease in cash and cash equivalents             (2,759)     (5,451)
Cash and cash equivalents at beginning of period         14,311      15,184
                                                       --------    --------

Cash and cash equivalents at end of period             $ 11,552    $  9,733
                                                       ========    ========

Supplemental disclosures of cash flow information
 cash paid during the period for:
  Interest                                             $ 15,015    $ 14,982
  Federal income taxes                                    1,100       1,182
                                                         ------      ------

Supplemental schedule of noncash investing
 activities:
  Mortgage loans securitized into Federal Home
   Loan Mortgage Corporation participation
   certificates and held-for-trading and sold          $ 20,861    $ 11,933
  Mortgage loans securitized into Federal Home
   Loan Mortgage Corporation participation
   certificates and held-for-investment                      13          50
 Net mortgage loans transferred to real estate owned        226         380

     See notes to condensed consolidated financial statements

                    CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (unaudited)

1.  Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the books and records of Cascade Financial Corporation, (the "Corporation"). The Corporation's sole subsidiary is Cascade Bank, ("Cascade" or "The Bank"). In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation as pursuant to the requirements of the SEC for interim reporting.

    Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 1997, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's 1997 Annual Report on Form 10-K.

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

    In June 1997, the Financial Accounting Standards Board issued two new Accounting Standards. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a full set of financial statements. This statement is effective for the fiscal year ending June 30, 1999. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about its operating segments. The adoption of SFAS No. 131 is required for the fiscal year ending June 30, 1999. The company will adopt SFAS No. 130 in fiscal year 1999.

5.  Year 2000 Disclosure

    Cascade Bank is committed to providing continuous, secure, quality banking operations and services as we transition to the twenty-first century. Cascade Bank has performed an assessment of its year 2000 exposure, and is in the process of resolving all year 2000 incompatibilities with its current systems and operations. Most of the software systems used by Cascade Bank are standard vendor supplied solutions under maintenance contracts. These solutions have either been certified by the vendors as year 2000 compliant, are being modified for year 2000 compliance by the vendor, or are being replaced by Cascade Bank with year 2000 compliant systems.

    Cascade Bank has established a year 2000 project that is being managed at the executive vice president level, with regular status reports provided to senior management and the board of directors. The project encompasses all activities associated with achieving year 2000 compliance and minimizing year 2000 risk at Cascade Bank. Examiners from the Office of Thrift Supervision
(OTS), the bank's regulators, have also reviewed the bank's year 2000 progress and project plans.

    The assessment phase of the year 2000 project has been completed, and a report was provided to the Board of Directors, and the OTS. The report analyzes readiness from two perspectives. In the first stage a business readiness assessment was provided in terms of the bank's critical business processes, significant borrowers, and significant business partners. This was followed with a technical review of the bank's automated systems. The report provides a year 2000 project plan with schedules, budget estimates, and contingency plans based on the business and technical analysis, hardware and software inventories, vendor provided year 2000 product information, software conversion estimates, equipment and software upgrades, and contingency plans. The project calls for all year 2000 testing to be completed by the December 31, 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

    This discussion and analysis contains certain forward-looking terminology such as "believes", "anticipates", "will", and "intends", or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the company with the Securities and Exchange Commission.

                             MERGER

    On February 6, 1997, Cascade Financial Corporation and Cascade Bank entered into an Agreement and Plan of Merger with AmFirst Bancorporation, the holding company for American First National Bank, pursuant to which AmFirst would be merged into the Corporation. On March 31, 1997, Cascade filed with the Securities and Exchange Commission a current report on Form S-4 describing the terms of the merger in greater detail. In the transaction, AmFirst shareholders received 2.412 shares of the Corporation's common stock for each share of AmFirst common stock. The transaction was completed in August 1997 and was treated as a pooling-of-interests.

     The merger has allowed Cascade to develop and implement a planned commercial banking division much more quickly than would have been practical without the merger. With the merger, Cascade was able to offer a full array of commercial and consumer banking products and services to a larger market. The product lines of the merged entities were very dissimilar, especially lending products. Cascade's marketing programs should help Cascade grow faster by cross-selling Cascade's products to the acquired customers and by cross-selling commercial and consumer products to Cascade's original customers. More locations and an increased market presence has helped Cascade to add new customers faster than the two companies historically have done separately. Consolidations of corporate, financial, information processing and risk-management functions, as well as personnel reductions will provide additional cost savings opportunities in the future as Cascade completes the integration of the two companies, streamlines operating procedures and begins operating as a single entity.

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

    Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200 basis point increase in general interest rates would reduce Cascade's annual net interest income by 6%. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed five years. Principally all new fifteen and thirty year fixed rate loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term FHLB-Seattle advances. Cascade also uses interest rate swap and interest rate cap agreements to effectively extend the repricing of short-term deposit accounts or reduce the cost of longer-term deposits.

    Cascade uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

                  CHANGES IN FINANCIAL CONDITION

    Total assets increased to $434.7 million at March 31, 1998, compared with $434.2 million at June 30, 1997. Loans, net increased by $32.6 million. The loan growth was funded by a decrease in interest-earning deposits of $5.3 million, a decrease of $28.1 million in securities available for sale, and a $1.6 million decrease in securities held-to-maturity. Securities liquidation also funded a decrease in deposits of $2.7 million and a $7.1 million decrease in other borrowings.

Asset Quality

    Nonperforming assets totaled $1.4 million and $1.7 million at March 31, 1998 and June 30, 1997, respectively. Assets classified as substandard decreased from $3.2 million at June 30, 1997 to $2.3 million at March 31, 1998. The decrease in substandard assets occurred as assets were reclassified from substandard to special mention.

                     RESULTS OF OPERATIONS

Comparison of the Three and Nine months Ended March 31, 1998 and 1997

General

     Total net income for the three months ended March 31, 1998 increased to $1.1 million compared with $652,000 in 1997 due primarily to an increase in net interest income of $481,000 offset by an increase in operating expenses of $229,000. Net income for the nine months ended March 31, 1998, increased to $2.5 million from $703,000 in 1997. The principal reason for the increase in the nine months earnings was an increase in net interest income of $1.4 million, a decrease in the provision for loan losses of $415,000 and a decrease in operating expenses of $552,000.

Net Interest Income

    Net interest income increased $481,000 to $3.5 million for the three months ended March 31, 1998 compared to the quarter ended March 31, 1997. Net interest income was $10.1 million for the nine months ended March 31, 1998 compared to $8.6 million for the same period in 1997. Increased net interest margins of 37 basis points for the most recent quarter and 38 basis points for the nine months ended March 31, 1998, coupled with an increase of $12.8 million in average interest earning assets over the prior period's balances, accounted for this increase. The increase in earning assets was primarily in loans which is consistent with management's policy of increasing Cascade's asset size in a controlled manner. The increase in the net interest margin for the recent period is a result of the higher margin loans Cascade is adding, an increase in yield of adjustable rate loans, and slightly lower funding costs.

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

Provision for Loan Losses

    Cascade's provision for loan losses was $0 for the three months ended March 31, 1998 compared with $188,000 in 1997. Provisions were $202,000 and $617,000 for the nine month periods in 1998 and 1997. At March 31, 1998 and June 30, 1997, the Bank's loan loss allowance totaled $4.1 million, and $3.9 million and the loan loss allowance as a percent of net loans outstanding was 1.10% and 1.14%, respectively. Nonperforming loans increased $470,000 to $1.4 million at March 31, 1998 as compared to the period ending June 30, 1997. Substandard loans decreased $500,000 to $2.3 million during the same period. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors. Management intends to grow the commercial, nonconforming, construction and income property portfolios. These loans typically have a higher credit risk which will require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

    In March 1998, the Office of Thrift Supervision completed an examination of the Bank. No adjustments were requested in the classification of assets or loss allowances.

Other Income

     Other income increased to $735,000 for the three months ended March 31, 1998 from $508,000 for the three months ended March 31, 1998. This increase was the result of an increase in gains from the sales of loans of $170,000 and an increase of $53,000 in other service charges. The decrease in market interest rates caused a significant increase in the production of loans-for-sale, which resulted in an increase in gains from sales. For the nine months ended March 31, 1998 other income increased $318,000 to $1.7 million as compared to the nine months ended March 31, 1997. The increase in other income was due to an increase in service charges of $200,000, an increase in gains from loans sales of $92,000, and a $91,000 increase in gains from the sales of securities compared with the 1997 period. These increases were offset by a $63,000 decrease in other income.

Other Expenses

    Other expenses increased $229,000 to $2.7 million for the three months ended March 31, 1998 compared with $2.5 million for the three months ended March 31, 1997. Increases in salaries and employee benefits of $96,000, in occupancy of $30,000 and in other expenses of $97,000 resulting from the Corporations expansion of products and services led to these increases in the period. For the nine month period ending March 31, 1998 other expenses totaled $7.8 million, a $551,000 decrease over the March 31, 1997 total of $8.4 million. A decrease of $131,000 in Federal deposit insurance premiums and a $1.2 million nonrecurring SAIF special assessment charge in the 1997 period were partially offset by increases of $286,000 in salaries and employee benefits and $490,000 in other expenses associated with the development of new products and services. The $490,000 increase in other expenses includes approximately $225,000 in one-time merger costs incurred as a result of Cascade's merger with AmFirst Bancorporation.

Liquidity and Sources of Funds

     Cascade maintains liquidity balances in Federal Home Loan Bank deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $19.7 million in March 1998, which was in excess of the required liquidity level of $18.8 million.

     Loan commitments outstanding at March 31, 1998, were $46.8 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $29.7 million at March 31, 1998.

     At March 31, 1998, the Bank had $72.9 million in outstanding advances from the FHLB-Seattle. The Bank's credit line with the FHLB-Seattle is 30% of total assets up to $130 million. The Bank also had $14.1 million of reverse repurchase agreements outstanding, a decrease of $5.4 million from June 30, 1997.

Capital Resources

     Cascade Bank is in full compliance with all capital requirements established by the OTS at March 31, 1998. Cascade's regulatory capital, capital requirements, and related excess capital amounts as of March 31, 1998 are presented in the following table:

     Tangible capital                Amount    Percentage
     ----------------               -------    ----------
     Tangible capital               $30,154      6.94%
     Less: Minimum requirement        6,521      1.50
                                    -------      ----
     Excess                         $23,633      5.44%
                                    =======      ====

     Core capital                    Amount    Percentage
     ------------                   -------    ----------
     Core capital                   $30,154      6.94%
     Less:  Minimum requirement      13,042      3.00
                                    -------      ----
     Excess                         $17,112      3.94%
                                    =======      ====

     Risk-based capital              Amount    Percentage
     ------------------             -------    ----------
     Risk-based capital             $33,254     11.81%
     Less: Minimum requirement(1)    22,521      8.00
                                    -------     -----
     Excess                         $10,733      3.81%
                                    =======     =====
     (1)  Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The OTS has advised the Corporation that at March 31, 1998, Cascade Bank, is a "well capitalized" institution.

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

                              CASCADE FINANCIAL CORPORATION


May 15, 1998
                              /s/ Russell E. Rosendal
                              -----------------------
                         By:  Russell E. Rosendal
                              Executive Vice President
                              (Chief Financial Officer)