Form 10-K405
period 1998-06-30
CASCADE FINANCIAL CORP
filed 1998-10-08
CIK 928911

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549


                                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25286

                                   CASCADE FINANCIAL CORPORATION
                                   ------------------------------
(Exact name of registrant as specified in its charter)

               Delaware                                      91-1661954
  ---------------------------------              -----------------------------
           (State or other jurisdiction          (I.R.S. Employer I.D. Number)
       of incorporation or organization)

       2828 Colby Avenue, Everett, Washington                         98201
    ----------------------------------------                        ----------
      (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:               (425) 339-5500
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:             None
                                                                 ---------------

                                                                Common Stock,
                                                               par value $0.01
Securities registered pursuant to Section 12(g) of the Act:       per share
                                                               --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES  [X]   NO  [ ]

    Indicate by check mark no disclosure of delinquent filers pursuant to Item 405 of Regulation K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

    As of September 28, 1998, there were issued and outstanding 4,309,241 shares of the registrant's Common Stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Smallcap Market under the symbol "CASB." Based on the average of the bid and asked prices for the Common Stock on September 28, 1998, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $53.9 million (based on $12.50 per share). For purposes of this calculation, officers and directors of the registrant are not considered nonaffiliates of the registrant.

                               DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 (the "Annual Report")(Part II).

    2. Portions of registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).

                                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General
-------

    Cascade Bank ("Cascade" or the "Bank") has been serving the people of Snohomish and King counties since 1916 when it was organized as a mutual savings and loan association. On September 15, 1992, the Bank completed its conversion from a federal mutual to a federal stock savings bank. Cascade Financial Corporation ("Corporation"), a Delaware corporation, was organized on August 18, 1994, for the purpose of becoming the holding company for Cascade. On October 23, 1994, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 30, 1994, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Cascade, the Corporation has engaged in no significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington, and the telephone number is (425) 339-5500.

    As of June 30, 1998, the Corporation conducted its business from its main office in Everett, Washington and ten other full service offices and one loan origination office in the greater Puget Sound region. At June 30, 1998, the Corporation had total assets of $444 million, total deposits of $313 million and stockholders' equity of $31 million. The savings deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") and to a lesser amount, the Bank Insurance Fund ("BIF"), up to the limits specified by law.

    Cascade is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Cascade is a member of the Federal Home Loan Bank ("FHLB") System and is subject to certain limited regulations promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve"). As the holding company of Cascade, the Corporation also is subject to regulation and oversight by the OTS. Such regulation and supervision govern the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities, which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress could have a material impact on the Corporation, Cascade and their respective operations. See "Regulation."

Current Business Strategy
-------------------------

    This section contains forward-looking statements that have been prepared on the basis on the Corporation's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Corporation. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to changes. Accordingly, there can be no assurance that many of these strategies will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated.

    The Corporation's principal business activities are commercial banking, mortgage lending, construction and income property lending and consumer banking. The Corporation seeks to control its interest rate risk by generally retaining in its portfolio adjustable rate and balloon loans that are funded with a combination of FHLB-Seattle advances and deposits from the local market area. The Corporation also sells a portion of the long-term fixed rate residential loans it originates. The Corporation's strategy for the coming years is to increase the business, consumer, and commercial real estate portions of the Bank's portfolio relative to the residential mortgage portfolio. Management is also reviewing plans for additional branches, potential acquisitions, and other methods to increase customer convenience and expand the Bank's market area.

Market Area
-----------

    Headquartered in Everett, Washington, the Corporation serves its customers from eleven full service offices, eight in Snohomish County, two in King County, and one in Skagit County. The Corporation has a mortgage origination office in Whatcom County. The Corporation serves the financial services need of the diverse geographic communities in which it operates.

    Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years. Much of this growth can be attributed to the computer software and import/export businesses in the region. Snohomish County is a fast growing county and the significant migration of people to the area has supported growth in all types of businesses. The Boeing Corporation employs approximately 80,000 people in the Puget Sound region. Everett is a "home port" for a United States Navy Nuclear Carrier battle group which has brought a significant number of new residents to the surrounding market areas during the past two years, since its completed construction.

Lending Activities
------------------

    GENERAL. The Corporation originates business, consumer and real estate loans primarily through its full service office staff and commissioned business bankers and loan officers. Business bankers and loan officers direct their efforts toward establishing and maintaining ongoing relationships with local businesses and consumers. These customers are a valuable source for new loan origination referrals. During the year just completed most loans were for the purchase or refinance of one-to-four family, multi-family, and commercial properties, for construction of one-to-four family homes and home equity lending. As of June 30, 1998, $252 million or 62% of the Corporation's total loans consisted of loans secured by one-to-four family residential properties (permanent and construction), $32 million or 8% of total loans consisted of commercial real estate and land loans, $63 million or 15% consisted of multi-family loans, $41 million or 10% consisted of commercial business loans and $20 million or 5% of installment loans.

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

    RESIDENTIAL CONSTRUCTION LOANS. The Corporation originates construction loans on one-to-four family homes either to individual borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have terms of twelve months. The interest rates charged by the Corporation on construction loans are indexed to the prime rate and vary depending on the loan. The Corporation requires personal guaranties of payment from the principals of the borrowing entities. All construction loans require approval by various levels of corporate personnel, depending on the size of the loan. At June 30, 1997 and June 30, 1998, the percent of the Corporation's gross loan portfolio that consisted of one-to-four family construction loans was 9% and 12%, respectively. Management has sought to increase the residential construction loan portfolio because of its relatively high margins, beneficial asset/liability characteristics, and the favorable housing market in the Corporation's market area. The residential construction portfolio is limited by Board of Director policy to 15% of assets.

    Construction loans involve further credit risks because loan funds are advanced upon the security of the project under construction that is of uncertain value before completion. The Corporation's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs proves to be inaccurate, the Corporation may be required to advance additional funds to complete the development. If, upon completion of the project the marketability of the property proves to be inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, and the loan may become nonperforming. Delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. Furthermore, if the estimate of value proves to be inaccurate, the Corporation may be confronted with at, or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment.

    HOME EQUITY/LINE OF CREDIT LENDING. Loans are made either independently through the Corporation's retail offices or in connection with the closing of a residential mortgage loan. Management views these loans as important in building the Corporation's orientation toward a full service community bank. The balance outstanding in this portfolio has increased to $28 million at June 30, 1998 as compared to $22 million in 1997. At June 30, 1997 and 1998, the total amount of outstanding unused lines was $12.4 million and $21.8 million, respectively.

    MULTI-FAMILY LOANS. Multi-family loans totaled $63 million or 15% of total loans at June 30, 1998. The multi-family portfolio is limited, by policy, to 20% of assets. New loan originations are all in the Puget Sound region with adjustable rates. The multi-family portfolio is principally comprised of small to medium-size apartment projects ($2.5 million in loan amount or less) with loan-to-value ratios in the 70% to 80% range.

    COMMERCIAL REAL ESTATE AND LAND LOANS. Commercial real estate and land loans totaled 8% of the Corporation's total loans at June 30, 1998. All commercial real estate and land loans are secured by properties in the western Washington area, mainly in the Puget Sound region. Improved property such as office buildings and small commercial business properties such as strip shopping centers secure the Corporation's commercial real estate loans. At June 30, 1998, the largest commercial real estate and land loan in the Corporation's portfolio was $3.5 million, which was performing according to its terms at that date.

    Multi-family residential and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family mortgage loans. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

    INSTALLMENT LOANS/CONSUMER LOANS. During 1996, an installment loan program was initiated and management anticipated, subject to market conditions, an increase in installment lending on collateral such as boats, automobiles, and recreational vehicles, as well as a limited amount of unsecured personal loans. This portfolio increased $10 million to $20 million at June 30, 1998 as compared to the $10 million outstanding at June 30, 1997. Most of this increase relates to loans on boats. Management expects this portfolio will continue to increase and diversify in future years as new consumer products are introduced.

    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source or repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

    BUSINESS LOANS. During 1997, a line of business banking products was developed and is currently being marketed by the Bank. The merger with AmFirst provided the Bank with a portfolio of business loans, as well. These loans are typically for one-year terms, with adjustable rates indexed to the prime rate. Included in these products are secured and unsecured loans and lines. Commercial property, business inventories, commercial equipment and personal property of the business owner serves as collateral for the secured business loans. Commercial business loans increased from $25 million at June 30, 1997 to $41 million at June 30, 1998. Unsecured business loans totaled $2.4 million at June 30, 1998.

    Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the successful operation of the borrower's business and creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                  For the Year Ended
                                               -------------------------------------------------------
                                                                       June 30,
                                               -------------------------------------------------------
                                                   1994        1995       1996       1997        1998
                                               -------------------------------------------------------
                                                                (Dollars in thousands)

Total gross loans at beginning of period        $ 193,776    223,610    261,013    287,124    360,439
Loans originated
  Real estate mortgage
    One-to-four family residential                277,949     85,966     79,752     94,521    256,257
    Multi-family residential and commercial         2,118      3,928     13,040     37,427     24,977
  Single-family construction                       22,601     22,828     31,719     28,592     57,089
  Commercial                                       11,051     12,776     12,293     12,287     20,649
  Installment                                         814      1,225     10,083     22,947     11,742
                                                  ----------------------------------------------------
    Total loans originated                        314,533    126,723    146,887    195,774    370,714

Loans purchased                                       552        369        821        110        245
Whole loans sold                                  236,703     43,969     57,286     50,825    190,374
Loan principal repayments                          47,840     43,305     61,921     71,203    132,402
Other                                                (708)    (2,415)    (2,390)      (541)      (433)
                                                  ----------------------------------------------------
Loan activity, net                                 29,834     37,403     26,111     73,315     47,750
                                                  ----------------------------------------------------
  Total gross loans at end of period              223,610    261,013    287,124    360,439    408,189
                                                  ====================================================

Loans converted to mortgage-backed securities
    Loans securitized                              61,148     15,393     32,330     17,419     24,400
    Mortgage-backed securities sold                45,049     10,623     32,330     17,419     24,385


    LOAN PORTFOLIO ANALYSIS. The following table sets forth the Corporation's loan portfolio by type of loan and by type of security as of the dates indicated.

                                                                                    At June 30,
                                         ------------------------------------------------------------------------------------------
                                             1994              1995              1996              1997              1998
                                         ------------------------------------------------------------------------------------------
                                         Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                                         ----------------  ----------------  ----------------  ----------------  -------------------
                                                                               (Dollars in thousands)
Type of Loan
-------------
Real estate mortgage
  Residential (F1)(F2)                   $157,590   74.33%  192,482   77.22   208,979   76.69   262,605   76.96   260,491   67.71
  FHA and VA                                2,762    1.30     3,458    1.39     3,085    1.13     3,955    1.16     6,189    1.61
  Commercial                               18,850    8.89    16,770    6.73    14,739    5.41    25,250    7.40    31,746    8.25
  Land loans                                5,614    2.65       202    0.08       194    0.07       606    0.18       232    0.06
Real estate construction                   18,351    8.66    23,436    9.40    31,125   11.42    33,361    9.78    47,861   12.44
Commercial                                 18,406    8.68    22,091    8.86    26,016    9.55    24,601    7.21    41,494   10.79
Installment                                 2,037    0.96     2,574    1.03     2,986    1.10    10,061    2.95    20,176    5.24
                                          ----------------------------------------------------------------------------------------
  Total Loans                             223,610  105.47   261,013  104.71   287,124  105.37   360,439  105.64   408,189  106.10
Less
  Due to borrowers on construction loans    5,980    2.82     6,215    2.49     9,082    3.33    12,865    3.77    16,966    4.41
  Unearned discounts                        1,771    0.84     2,225    0.89     2,235    0.82     2,494    0.73     2,346    0.61
  Allowance for possible loan losses        3,828    1.81     3,305    1.33     3,336    1.22     3,879    1.14     4,143    1.08
  Valuation allowance on loans held for
    sale                                       --      --        18      --         7      --        --      --        --      --
                                          ----------------------------------------------------------------------------------------
  Total loans, net                        212,031  100.00   249,250  100.00   272,464  100.00   341,201  100.00   384,734  100.00
                                          ========================================================================================
Type of Security
-----------------
Real estate mortgage
  One-to-four family (F2)                $154,277   72.77   192,080   77.06   205,525   75.43   241,050   70.65   251,805   65.45
  Multi-family                             24,426   11.52    27,296   10.95    37,664   13.82    58,662   17.19    62,736   16.31
  Commercial                               18,850    8.89    16,770    6.73    14,739    5.41    25,250    7.40    31,746    8.25
  Land loans                                5,614    2.65       202    0.08       194    0.07       606    0.18       232    0.06
Other                                      20,443    9.64    24,665    9.89    29,002   10.64    34,871   10.22    61,670   16.03
                                          ----------------------------------------------------------------------------------------
  Total Loans                             223,610  105.47   261,013  104.71   287,124  105.37   360,439  105.64   408,189  106.10
Less
  Due to borrowers on construction loans    5,980    2.82     6,215    2.49     9,082    3.33    12,865    3.77    16,966    4.41
  Unearned discounts                        1,771    0.84     2,225    0.89     2,235    0.82     2,494    0.73     2,346    0.61
  Allowance for possible loan losses        3,828    1.80     3,305    1.33     3,336    1.22     3,879    1.14     4,143    1.08
  Valuation allowance on loans held for
    sale                                       --      --        18      --         7      --        --      --        --      --
                                          ----------------------------------------------------------------------------------------
Total loans, net                          212,031  100.00   249,250  100.00   272,464  100.00   341,201  100.00   384,734  100.00
                                          ========================================================================================
_______________________________________

<F1> Includes construction loans converted to permanent loans.
<F2> Includes home equity loans.

    The following table sets forth the estimated repricing or maturity of the Corporation's loans and mortgage-backed securities for years ended June 30, 1996, 1997, and 1998 and the dollar amount of such securities and loans at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Mortgage-backed securities are reported without premiums or discounts.

                                                               1998
                                  ------------------------------------------------------------
                                                                                     Mortgage
                                    Mortgage   Commercial   Installment    Total      Backed
                                     Loans        Loans        Loans       Loans    Securities
                                  ------------------------------------------------------------

Amount repricing or maturing
  Within one year                 $ 136,020      21,539        2,651      160,210      7,837
  After one year through three       98,160       5,830        1,710      105,700      3,322
  After three years through five     59,823       8,884       15,815       84,522        801
  After five years                   52,516       5,241           --       57,757     11,044
                                  -----------------------------------------------------------
    Total                           346,519      41,494       20,176      408,189     23,004
                                  ===========================================================

Interest rate terms on amounts
  due after one year
    Fixed                            77,146      13,529        2,025       92,700     15,167
    Adjustable                      187,588       9,390       17,103      214,081      5,390

                                                                1997
                                  ------------------------------------------------------------
                                                                                     Mortgage
                                    Mortgage   Commercial   Installment    Total      Backed
                                     Loans        Loans        Loans       Loans    Securities
                                  ------------------------------------------------------------
Amount repricing or maturing
  Within one year                 $ 135,496      15,065          782      151,343      6,100
  After one year through three       63,685       5,249          113       69,047      5,014
  After three years through five     93,696       3,671        8,069      105,436      4,743
  After five years                   32,900         616        1,097       34,613     14,091
                                  -----------------------------------------------------------
    Total                           325,777      24,601       10,061      360,439     29,948
                                  ===========================================================

Interest rate terms on amounts
  due after one year
    Fixed                            82,887       9,571        1,172       93,630     23,848
    Adjustable                      194,138       7,554        8,443      210,135      6,100


                                                                1996
                                  ------------------------------------------------------------
                                                                                     Mortgage
                                    Mortgage   Commercial   Installment    Total      Backed
                                     Loans        Loans        Loans       Loans    Securities
                                  ------------------------------------------------------------
Amount repricing or maturing
  Within one year                 $ 111,513      16,330          765      128,608     15,269
  After one year through three       42,653       7,303          607       50,563      4,854
  After three years through five     69,959       2,550          643       73,152      4,956
  After five years                   33,287         545          969       34,801     18,609
                                  -----------------------------------------------------------
    Total                           257,412      26,728        2,984      287,124     43,688
                                  ===========================================================

Interest rate terms on amounts
  due after one year
    Fixed                            90,525      10,533          527      101,585     28,419
    Adjustable                      119,090       8,545        1,525      129,160     13,085


Loan Maturity and Repricing
---------------------------

    The following table sets forth information at June 30, 1998, regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates and balloon repayment dates are shown as maturing at their next repricing date. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

                                                        Due After     Due After    Due After
                                                        3 Through 5   5 Through   10 Through   Due After
                                   Due During             Years       10 Years     15 Years    15 Years
                                The Year Ending           After         After       After       After
                                     June 30,            June 30,      June 30,    June 30,    June 30,
                         ------------------------------------------------------------------------------------------
                             1999      2000      2001      1998          1998        1998        1998        Total
                         ------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Real estate mortgage
  Residential            $  85,558    33,595    51,484    44,670        15,369       2,237      33,767     266,680
  Commercial                 6,545     1,308     7,797    14,953           352          --         791      31,746
  Land                         202        --        --        30            --          --          --         232
One-to-four family
  construction              43,715     2,837     1,139       170            --          --          --      47,861
Commercial                  21,539     1,051     4,779     8,884         4,405         171         665      41,494
Installment                  2,651       746       964    15,815            --          --          --      20,176
                         ------------------------------------------------------------------------------------------
  Total loans              160,210    39,537    66,163    84,522        20,126       2,408      35,223     408,189
                         =========================================================================================


    The following table sets forth the dollar amount of all loans as of June 30, 1998 due after one year which have fixed interest rates and have floating or adjustable interest rates.

                                     Fixed       Floating or
                                     Rates    Adjustable Rates
                                 -----------------------------
                                    (Dollars in thousands)

Real estate mortgage
  Residential                     $   81,715       184,965
  Commercial                           2,071        29,675
  Land                                    30           202
One-to-four family construction          504         3,756
Commercial                            14,609         6,427
Installment                            1,940        18,151
                                  ------------------------
  Total                              100,869       243,176
                                  ========================

Asset Quality
-------------

    GENERAL. OTS regulations require that each insured institution review and classify its assets regularly. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss.
Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amounts.

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

    DELINQUENCIES. A report containing delinquencies of all loans is reviewed monthly by the Management Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of the loan. The Corporation's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, the Corporation will initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan's principal becomes uncertain. It is intended that the Corporation's allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. As of June 30, 1997 and 1998, the Corporation had $911,000 and $1.9 million, respectively, of loans accounted for on a nonaccrual basis (i.e., loans upon which management believes the future collectibility of interest is uncertain).

    The aggregate amounts of the Corporation's classified assets and of the Corporation's general and specific loss allowances and charge-offs for the period then ended were as follows.

                                              At June 30,
                           ---------------------------------------------
                                1994     1995     1996     1997     1998
                           ---------------------------------------------
                                          (Dollars in thousands)
Substandard                $  13,234    8,588    2,874    2,583    4,433
General loss allowances        3,528    3,005    3,036    3,579    3,776
Specific loss allowances         300      300      300      300      367
Charge-offs                      100      213       30      272       45

Allowances for Loan Losses
--------------------------

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

    While the Corporation believes that the established allowance for loan losses is adequate at June 30, 1998, there can be no assurance that regulators, when reviewing the Corporation's loan portfolio in the future, will not require the Corporation to increase its allowance for loan losses, thereby adversely affecting the Corporation's financial condition and net income.

    The Corporation provided $61,000, $810,000 and $246,000 of loan loss provisions for the three years ended June 30, 1996, 1997 and 1998. The merger with AmFirst added a portfolio of approximately $25 million in commercial business loans. While adequately reserved at the time of the merger, this portfolio coupled with the Bank's intent to originate additional commercial loans and other higher risk loan products will necessitate increasing the Bank's
allowance for loan losses in future years.   Management expects to record
additional provisions for losses on loans in future years as portfolios increase and diversify.

    The following table sets forth information with respect to the Corporation's nonperforming assets at the dates indicated.

                                                                 At June 30,
                                             -----------------------------------------------
                                                   1994     1995     1996     1997     1998
                                             -----------------------------------------------
                                                            (Dollars in thousands)
Loans accounted for on nonaccrual basis
  Real estate mortgage
    Residential                               $     357      617      373      759      971
    Commercial                                    1,272       --       --       --       --
    Land loans                                    5,082       --       --       --       --
  Commercial                                         71       --      225      152      199
  Installment                                        --       --        2       --      751
                                              ---------------------------------------------
    Total                                         6,782      617      600      911    1,921

Accruing loans which are contractually
  past due 90 days or more
    Real estate mortgage
      Residential                                    --       --       --      141       --
      Commercial                                     --    1,219       --       --       --
    Commercial                                       --       --      120       --       --
    Installment                                      --       --       --       17       --
                                               --------------------------------------------
Total of nonaccrual and 90 days past due loans    6,782    1,836      720    1,069    1,921
  Real estate owned                                 150    1,643      747      750       74
                                               --------------------------------------------
    Total nonperforming assets                    6,932    3,479    1,467    1,819    1,995
                                               ============================================

Total loans delinquent 90 days or more to
  net loans                                        3.20     0.74     0.26     0.31     0.50
Total loans delinquent 90 days or more to
  total assets                                     2.20     0.50     0.18     0.25     0.43
Total nonperforming assets to total assets         2.25     0.95     0.37     0.42     0.45

    Certain loans meet the criteria of troubled debt restructurings as defined in Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan", and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", respectively.

                                                             At June 30,
                                           --------------------------------------------
                                               1994     1995     1996     1997     1998
                                           --------------------------------------------
                                                         (Dollars in thousands)

Restructured loans                         $  4,186    4,168    4,150       --       --
Interest foregone on restructured loans         192      148       97        6       --


    The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage by category as of the dates indicated.


                                                                                At June 30,
                                            ------------------------------------------------------------------------------------
                                                    1994              1995             1996             1997             1998
                                            -------------------------------------------------------------------------------------
                                               Amount    %      Amount    %      Amount    %      Amount    %      Amount    %
                                            -------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Real estate mortgage
  Residential                                $    --    0.00       --    0.00       --    0.00       --    0.00       --    0.00
  Commercial real estate                         300    1.59      300    1.79      300    2.04      300    1.19      300    0.95
  Land acquisition and development                --    0.00       --    0.00       --    0.00       --    0.00       --    0.00
Real estate -- construction                       --    0.00       --    0.00       --    0.00       --    0.00       67    0.14
Commercial                                        --    0.00       --    0.00       --    0.00       --    0.00       --    0.00
Installment                                       --    0.00       --    0.00       --    0.00       --    0.00       --    0.00
Unallocated                                    3,528     n/a    3,005     n/a    3,036     n/a    3,579     n/a    3,776     n/a
Total allowance for loan losses to net loans   3,828    1.77    3,305    1.31    3,336    1.20    3,879    1.12    4,143    1.07


    The following table sets forth an allocation of the unallocated allowance by loan category as of the dates indicated. The unallocated allowance is however applicable to the loan portfolio in its entirety.

                                                                     At June 30,
                                                     ----------------------------------------
                                                         1994    1995    1996    1997    1998
                                                     ----------------------------------------
                                                                 (Dollars in thousands)
Real estate mortgage
  Single-family residential                           $   340     410     310     540     525
  Multi-family                                            330     270     380     590     630
  Commercial real estate                                1,120     910     410     610     760
  Land acquisition and development                        900      --      --       6      --
Real estate - construction                                250     225     290     545     790
Commercial                                                185     225     260     500     625
Installment                                                20      30      30     310     400
Unallocated                                               383     935   1,356     478      46
                                                      ---------------------------------------
  Unallocated allowance for loan losses to net loans    3,528   3,005   3,036   3,579   3,776
                                                      =======================================


    The following table sets forth an analysis of the Corporation's allowance for possible loan losses for the periods indicated.


                                                                 For the Year
                                                                 Ended June 30,
                                             -------------------------------------------------
                                                1994       1995       1996     1997       1998
                                             -------------------------------------------------
                                                            (Dollars in thousands)

Allowance at beginning of period             $ 3,433      3,828      3,305    3,336      3,879
Provision for loan losses                        495       (319)        61      810        246
Charge offs
  Residential real estate                         --         --        --        59         --
  Commercial real estate                         100        200        --        --         --
  Real estate construction                        --         --        --        --         --
  Commercial                                      --         11        20       178         29
  Installment                                     --          5        10        35         16
  Land                                            --         --        --        --         --
                                              ------------------------------------------------
      Total charge offs                          100        216        30       272         45
                                              ------------------------------------------------
      Recoveries                                  --         12        --         5         63
      Net charge offs and allowance
        recovered                                100       (523)       30       267        (18)
                                              -------------------------------------------------
        Balance at end of period               3,828      3,305     3,336     3,879      4,143
                                              ================================================

Ratio of allowance to net loans
  outstanding at the end of the period          1.77       1.31      1.20      1.12       1.07
Ratio of net charge offs to average loans
  outstanding during the period                 0.04       0.23      0.01      0.09      (0.01)
Ratio of loan loss allowance to
  nonperforming assets                         55.22      95.00    227.40    213.25     207.67

Asset and Liability Management Activities
-----------------------------------------

    The Corporation uses interest rate exchange agreements ("swaps") and interest rate caps and floors to control the amount of its interest rate risk by more closely matching the repricing characteristics of its earning assets and costing liabilities or to reduce the cost of longer liabilities. Swaps are agreements in which the Corporation and another party, generally the FHLB-
Seattle, and primary dealers of United States government securities, agree to exchange interest payments on a notional principal amount. Caps and floors are agreements whereby for a fixed fee, the Corporation will receive cash payments if a particular interest rate exceeds or falls below the predetermined level. Caps, floors and swaps are one component of the Corporation's asset/ liability management program. Depending on customer preferences for loan and deposit products, the Corporation may increase its use of interest rate swaps, caps and floors. The Board of Directors reviews the outstanding hedging transactions of the Corporation periodically. At June 30, 1997 and 1998, the Corporation had $10 million and $5 million notional amount of caps outstanding.
There were $13 million of floors outstanding at June 30, 1998. These agreements were designated against certain loans. See Note 8 of the Notes to the Consolidated Financial Statements contained in the Annual Report for additional information.


    AVERAGE BALANCE SHEETS. In addition to mortgage banking income, the Bank depends on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Bank's interest-earning assets and interest-bearing liability portfolios. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using the average of month-end balances during such period. Such average balances are considered to be representative of the average daily balance for each period presented.


                                                                     For the Year Ended June 30,
                                    ----------------------------------------------------------------------------------------------
                                                    1996                           1997                           1998
                                    ----------------------------------------------------------------------------------------------
                                                 Interest                       Interest                       Interest
                                        Average    and      Yield/     Average    and      Yield/     Average    and      Yield/
                                        Balance  Dividend    Cost      Balance  Dividend    Cost      Balance  Dividend    Cost
                                    ----------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

ASSETS
Interest-earning assets <F1>
  Mortgage loans                     $  242,438    21,134     8.72     276,596    23,238     8.40     292,919    24,618     8.40
  Consumer loans                          7,780       719     9.24      18,229     1,626     8.92      40,294     3,550     8.81
  Commercial loans                       14,924     1,618    10.84      12,477     1,299    10.41      29,629     2,941     9.93
                                       ------------------------------------------------------------------------------------------
    Total loans                         265,142    23,471     8.85     307,302    26,163     8.51     362,842    31,109     8.57
  Mortgage-backed securities             56,670     3,616     6.38      39,435     2,240     5.68      26,864     1,592     5.93
  Investment and trading securities      34,997     2,013     5.75      44,354     2,527     5.70       9,479       539     5.69
  Daily interest-earning deposits
    and FHLB Stock                        8,559       594     6.94      10,216       638     6.25       6,353       676    10.64
                                       ------------------------------------------------------------------------------------------
      Total interest-earning assets     365,368    29,694     8.13     401,307    31,568     7.87     405,538    33,916     8.36
Noninterest-earning assets
  Office properties and equipment, net    7,439                          7,237                          7,902
  Real estate, net                        1,807                            770                            569
  Other noninterest-earning assets        8,519                          6,935                         13,768
                                       --------                        -------                        -------
    Total assets                        383,133                        416,249                        427,777
                                       ========                        =======                        =======
LIABILITIES AND EQUITY
Interest-bearing liabilities
  Passbook accounts                      15,406       518     3.36      15,946       523     3.28      14,529       456     3.14
  Checking accounts                      14,766       302     2.05      16,211       371     2.29      29,535       356     1.21
  Money market accounts                  25,741     1,063     4.13      43,071     2,003     4.65      51,750     2,371     4.58
  Certificates of deposit               198,134    12,040     6.08     202,810    11,720     5.78     205,763    12,022     5.84
                                    ----------------------------------------------------------------------------------------------
    Total deposits                      254,047    13,923     5.48     278,038    14,617     5.26     301,577    15,205     5.04
Other interest-bearing liabilities
  FHLB advances                          64,380     3,937     6.12      72,071     4,183     5.80      69,078     4,015     5.81
  Other interest-bearing liabilities     21,849     1,244     5.69      20,195     1,124     5.57      15,006       898     5.98
                                    ----------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                       340,276    19,104     5.61     370,304    19,924     5.38     385,661    20,118     5.22
  Other liabilities                      18,550                         19,938                         12,860
    Total liabilities                   358,826                        390,242                        398,521
  Retained earnings                      24,307                         26,007                         29,256
    Total liabilities and retained
      earnings                          383,133                        416,249                        427,777
Net interest income <F2>                           10,590                         11,644                         13,798
Interest rate spread <F3>                                     2.52                           2.49                           3.14
Net interest margin <F4>                             2.90                           2.90                           3.40
Average interest-earning assets to
  average interest-bearing
  liabilities                            107.37                         108.37                         105.15
_____________________________

<F1> Does not include interest on loans 90 days or more past due.
<F2> Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
<F3> Total interest-earning assets yield less total interest-bearing liabilities cost.
<F4> Net interest income as an annualized percentage of total interest-earning assets.

    RATE/VOLUME ANALYSIS. The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                                                    Year Ended June 30,
                        ------------------------------------------------------------------------------------------------------------
                                 1996 Compared to Year               1997 Compared to Year             1998 Compared to Year
                                  Ended June 30, 1995                 Ended June 30, 1996               Ended June 30, 1997
                                  Increase (Decrease)                 Increase (Decrease)               Increase (Decrease)
                                        Due to                              Due to                            Due to
                        ------------------------------------------------------------------------------------------------------------
                                             Rate/                               Rate/                             Rate/
                             Rate    Volume  Volume    Net        Rate   Volume  Volume    Net      Rate   Volume  Volume     Net
                        ------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in thousands)

Interest-earning assets
  Mortgage loans <F1>     $ (1,310)   2,584   (169)   1,105       (766)   2,979   (109)   2,104        8    1,371       1    1,380
  Consumer loans <F1>          (13)     551    (34)     504        (26)     966    (33)     907      (20)   1,968     (24)   1,924
  Commercial loans <F1>          7      272      2      281        (65)    (265)    11     (319)     (61)   1,786     (83)   1,642
    Total loans             (1,316)   3,407   (201)   1,890       (857)   3,680   (131)   2,692      (73)   5,125    (106)   4,946
                        ------------------------------------------------------------------------------------------------------------
  Mortgage-backed
    securities                 516   (1,234)  (142)    (860)      (397)  (1,100)   121   (1,376)      97     (714)    (31)    (648)
  Securities                    52      958     53    1,063        (19)     538     (5)     514       (5)  (1,988)      5   (1,988)
  Daily interest-earning
    deposits                    33      105      8      146        (59)     115    (12)      44      449     (241)   (170)      38
                        ------------------------------------------------------------------------------------------------------------
Total net change in
  income on interest-
  earning assets              (715)   3,236   (282)   2,239     (1,332)   3,233    (27)   1,874    1,956    2,182  (1,790)   2,348
                        ===========================================================================================================

Interest-bearing
  liabilities
    Interest-bearing
      deposits               1,218    1,373    188    2,779       (568)   1,315    (53)     694     (598)   1,238     (52)     588
    FHLB advances              188      524     31      743       (200)     471    (25)     246        6     (174)     --     (168)
    Other borrowings             3     (373)    (1)    (371)       (28)     (94)     2     (120)      84     (289)    (21)    (226)
                        -----------------------------------------------------------------------------------------------------------
Total net change in
  expenses on interest-
  bearing liabilities        1,409    1,524    218    3,151       (796)   1,692    (76)     820     (508)     775     (73)     194
                        ===========================================================================================================
Net change in net
  interest income             (912)                              1,054                              2,154
                             ======                              ======                             ======
__________________________

<F1> Does not include interest on loans ninety days or more past due.

Investment Activities
---------------------

    Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest part of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain liquid assets at minimum levels that are set by the OTS. See "REGULATION - Federal Home Loan Bank System." The Corporation may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans. For the month ended June 30, 1998, Cascade's regulatory liquidity was 9.32%.

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

    Investment decisions are made by the Asset Liability Committee, which meets regularly and consists of three members of the Board of Directors, the Chief Financial Officer and other members of senior management. The Management Committee acts within policies established by the Board of Directors. At June 30, 1997 and 1998, the Corporation's securities portfolio totaled approximately $65 million and $32 million, respectively. For further information concerning the Corporation's securities portfolio, see Note 4 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Subsidiary Activity
-------------------

    Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amounts in excess of 1% are used primarily for community, inner city and community development projects. Cascade's investment in its service corporations did not exceed these limits at June 30, 1998. At June 30, 1998, Cascade's investment in its subsidiaries was $323,000.

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

                                                                          At June 30,
                                       -------------------------------------------------------------------------------------------
                                               1994              1995              1996              1997              1998
                                       -------------------------------------------------------------------------------------------
                                         Carrying  Market  Carrying  Market  Carrying  Market  Carrying  Market  Carrying   Market
                                           Value    Value    Value    Value    Value    Value    Value    Value    Value    Value
                                       -------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)

Investment securities
  US Treasury                           $  11,401   11,085   10,595   10,463   10,782   10,722   15,929   15,929    1,002    1,002
  Municipals                                1,493    1,602    2,529    2,639    5,480    5,480    4,938    4,938       --       --
  SBA                                          --       --       --       --   13,721   13,721    5,871    5,871    2,177    2,177
  MBS                                      48,946   46,929   69,896   69,360   43,213   42,709   29,657   29,517   23,004   22,933
  CMO                                         455      455      499      481      481      481      493      493      468      468
  Corporate securities and mutual funds    11,315   11,315    4,507    4,507   21,069   21,069    2,971    2,971       --       --
                                        ------------------------------------------------------------------------------------------
    Total investment securities            73,610   71,386   88,026   87,450   94,746   94,182   59,859   59,719   26,651   26,580
                                        ==========================================================================================

Federal Reserve stock                   $      70       70       70       70       70       70       70       70       --       --
FHLB-Seattle stock                          2,935    2,935    3,959    3,959    4,702    4,702    5,074    5,074    5,486    5,486
                                        ------------------------------------------------------------------------------------------
                                            3,005    3,005    4,029    4,029    4,772    4,772    5,144    5,144    5,486    5,486
                                        ==========================================================================================

    The following table sets forth the Corporation's securities portfolio at carrying value at the dates indicated.

                                                                                   At June 30,
                       ----------------------------------------------------------------------------------------------------
                                1994                1995                1996                1997                1998
                       ------------------------------------------------------------------------------------------------------
                                    Percent            Percent             Percent              Percent             Percent
                         Carrying      of    Carrying     of     Carrying     of     Carrying      of     Carrying     of
                          Value    Portfolio  Value   Portfolio   Value   Portfolio   Value    Portfolio   Value   Portfolio
                       -------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)

US Treasury            $  11,401     15.49%   10,595     12.04    10,782     11.38    15,929     26.61     1,002      3.76
Municipals                 1,493      2.03     2,529      2.87     5,480      5.78     4,938      8.25        --        --
SBA                           --      0.00        --      0.00    13,721     14.48     5,871      9.81     2,177      8.17
MBS                       48,946     66.49    69,896     79.40    43,213     45.61    29,657     49.55    23,004     86.31
CMO                          455      0.62       499      0.57       481      0.51       493      0.82       468      1.76
Corporate securities
  and mutual funds        11,315     15.37     4,507      5.12    21,069     22.24     2,971      4.96        --        --
                       ----------------------------------------------------------------------------------------------------
  Total                   73,610    100.00    88,026    100.00    94,746    100.00    59,859    100.00    26,651    100.00
                       ===================================================================================================

Deposit Activities and Other Sources of Funds
---------------------------------------------

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

    The following table sets forth information concerning the Corporation's deposits at June 30, 1998. The indicated interest rates were those being offered at June 11, 1998.

                                                                   Percentage
Interest                                         Minimum            of Total
Rate    Term           Category                   Amount   Balance  Deposits
-----------------------------------------------------------------------------
                                                        (In thousands)

1.90%   None           NOW accounts             $    100    17,923    5.74
3.00    None           Regular savings               100    13,218    4.23
3.70    None           Money market accounts       2,500    54,697   17.50
0.00    None           Noninterest checking          100    15,347    4.91

                       Certificates of Deposit
                       -----------------------
4.40    0 - 3 mos.     Fixed term, fixed rate      1,000       480    0.16
5.05    4 - 6 mos.     Fixed term, fixed rate      1,000     3,882    1.24
5.45    7 - 12 mos.    Fixed term, fixed rate      1,000   101,523   32.49
5.30    13 - 24 mos.   Fixed term, fixed rate      1,000     7,495    2.39
5.15    25 - 48 mos.   Fixed term, fixed rate      1,000     4,498    1.44
5.25    49 - 120 mos.  Fixed term, fixed rate      1,000    28,827    9.22
4.64    Various        Variable rate               1,000        56    0.02
5.30    Various        Jumbo certificates        100,000    64,572   20.66
                                                           ---------------
                                                           312,518  100.00
                                                           ===============

    The following table indicates the amount of the Corporation's jumbo certificates of deposit by time remaining until maturity as of June 30, 1998. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                              Jumbo
                          Certificates
Maturity Period            of Deposits
---------------------------------------
                         (In thousands)

Three months or less       $  16,969
Three through six months      16,784
Six through twelve months     20,977
Over twelve months             9,842
                            --------
Total                         64,572
                            ========

    BORROWINGS. Savings deposits are the primary source of funds for Cascade's lending and investment activities and for its general business purposes. The Corporation has in the past, however, relied upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Corporation's first mortgage loans, and stock issued by the FHLB-Seattle. At June 30, 1997 and 1998, the Corporation had $75 million and $73 million, respectively, in advances from the FHLB-Seattle. The Corporation's current credit limit with the FHLB-Seattle is 30% of total assets.

    The Corporation enters into reverse repurchase agreements with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings by the Corporation and are secured by designated investments, and mortgage-backed securities. The proceeds of these transactions are used to meet the cash flow needs of the Corporation. At June 30, 1997 and 1998, the Corporation had $19 million and $13 million, respectively, in outstanding reverse repurchase agreements.

    The Corporation has an unused commitment of $2 million from a regional commercial bank to purchase Fed funds on an unsecured basis.

    The following table sets forth certain information regarding borrowings by the Corporation at the end of, and during, the periods indicated.

                                                       At June 30,
                                                   --------------------
                                                   1996    1997    1998
                                                   --------------------
Weighted average rate paid on
  Securities sold under agreements to repurchase   5.44%   5.63    5.56
  FHLB advances                                    5.86    5.88    5.67

                                                                      For the Year
                                                                    Ended June 30,
                                                              --------------------------
                                                                1996      1997      1998
                                                              --------------------------
                                                                (Dollars in thousands)

Maximum amount of borrowings outstanding at any month end
  Securities sold under agreements to repurchase            $  24,261    22,006    17,283
  FHLB advances                                                78,792    80,109    76,439

Approximate average short-term borrowings outstanding
  with respect to
  Securities sold under agreements to repurchase               21,432    19,948    14,299
  FHLB advances                                                64,104    70,498    67,782

Approximate weighted average rate paid on
  Securities sold under agreements to repurchase                 5.76      5.59      5.65
  FHLB advances                                                  6.14      5.80      5.92


Competition
-----------

    The Corporation competes for both loans and deposits. The Puget Sound metropolitan area has a high density of financial institutions, some of which are larger and have greater financial resources than the Corporation, and all of which are competitors of the Corporation to varying degrees. The
Corporation's competition for loans comes principally from savings and loan associations, corporations, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits has historically come from savings and loan associations, corporations, commercial banks and credit unions. The Corporation faces additional competition for deposits from short-term money market funds and other corporate and government securities.

Personnel
---------

    As of June 30, 1998, the Corporation had 144 full-time equivalent employees.
The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

                                            REGULATION

General
-------

    The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the insurer of its deposits.
The activities of federal savings institutions are governed by the Home Owners'
Loan Act (the "HOLA"), as amended and, in certain respects, the Federal Deposit
Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage.
Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.
There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations.
The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

FEDERAL REGULATION OF SAVINGS BANKS

Office of Thrift Supervision
----------------------------

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

Federal Deposit Insurance Corporation
-------------------------------------

    The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.


    Cascade's accounts are insured by the SAIF and accounts from AmFirst are insured by BIF. The FDIC insures deposits at Cascade to the maximum extent permitted by law. Cascade currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups based on reviews by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to gauging the risk posed by the institution. Based on its capital and supervisory subgroups, each institution is assigned an annual FDIC assessment rate.
Cascade's assessments expensed for the year ended June 30, 1998, totaled
$175,000.

    The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of Cascade.

Federal Home Loan Bank System
-----------------------------

    The FHLB System, consisting of 12 FHLBs, now is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner. Cascade, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle.
Cascade complied with this requirement with an investment in FHLB-Seattle stock of $5 million at June 30, 1998. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-
Seattle.  At June 30, 1998, Cascade had $73 million in advances from the FHLB-
Seattle.

Community Reinvestment Act
--------------------------

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

Liquidity
---------

    Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratio of Cascade for the month ended June 30, 1998 was 9.32%.


Prompt Corrective Action
------------------------

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

    At June 30, 1998, Cascade was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test
----------------------------

    All savings associations are required to meet a Qualified Thrifty Lender
("QTL") test set forth in the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (1) the association may not make any new investment or engage in activities that would not be permissible for national banks; (2) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) the association shall not be eligible to obtain new advances from any FHLB;
and (4) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.


    Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans;
mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination;
100% of consumer; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June
30, 1998, the qualified thrift investments of Cascade were approximately 94% of the its portfolio assets.

Capital Requirements
--------------------

    Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.
Savings associations must meet all of the standards to comply with the capital requirements.

    The OTS requires savings associations, such as Cascade, to meet each of three separate capital adequacy standards: a core capital leverage requirement, a tangible capital requirement and a risk-based capital requirement. OTS regulations require savings associations to maintain core capital of at least
3.0% of assets and tangible capital of at least 1.5% of assets. At June 30, 1998, Cascade's core capital and tangible capital ratios were both 7%. Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries.
"Tangible capital" is defined, generally, as core capital minus any "intangible assets," other than purchased mortgage servicing rights.

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

    OTS regulations incorporate a risk-based capital requirement that is designed to be no less stringent than the capital standard applicable to national banks. These regulations require a core risk-based capital ratio of at least 4.0% of total risk-weighted assets and a total risk-based capital ratio of at least 8.0% of total risk-weighted assets. At June 30, 1998, the bank had core risk-based and total risk-based capital ratios of 10.3% and 11.4% respectively. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

    The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight.
Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned of that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.


    The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital. See Note 13 to the Consolidated Financial Statements for the Corporation's capital position at June 30, 1998.

Limitations on Capital Distributions
------------------------------------

    OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require
Cascade to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach, which permits various levels of distributions based primarily upon a savings association's capital level.

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

Loans-to-One Borrower
---------------------

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

    At June 30, 1998, the Corporation had no borrowers with balances in excess of current loans-to-one-borrower limits.

Activities of Savings Associations and Their Subsidiaries
---------------------------------------------------------

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

Transactions with Affiliates
----------------------------

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

Regulation of the Corporation
-----------------------------

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

Federal Taxation
----------------

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

    Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, Cascade is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income method. Instead, Cascade is required to compute its deduction based on specific charge-offs during the taxable year (Cascade anticipates that this will result in a higher effective tax rate). This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. The Corporation qualified, under the provisions of this tax legislation, for a two-year deferral of its bad debt recapture which amount is approximately $2.7 million.

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


    DISTRIBUTIONS. To the extent that Cascade makes "nondividend distributions" to the Corporation that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or
(ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in Cascade's taxable income. Nondividend distributions include distributions in excess of Cascade's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.
However, dividends paid out of Cascade's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from Cascade's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to Cascade's bad debt reserve and deducted for federal income tax purposes would create a tax liability for Cascade. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, Cascade makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes.

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

    The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.60% of gross receipts; however interest received on loans secured by mortgages or deeds of trust on residential properties and interest on obligations issued or guaranteed by the United States are not presently subject to the tax. On August 15, 1994, the Department of Revenue of the State of Washington began an audit of the Corporation's records for compliance regarding the business and occupation tax. The Corporation had not been audited for seventeen years. The Department of Revenue has issued a tax billing for approximately $270,000 of which the Corporation has set aside reserves of $120,000. The Corporation has filed an appeal with the Department of Revenue. A determination has been issued reversing two of the three billing issues in the audit. The Corporation has filed another appeal regarding the final issue.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

    The Corporation owns six full service branch locations and leases five full service locations along with one loan origination office. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at June
30, 1998, including leasehold improvements, furniture and fixtures, of $8 million. The Corporation leases approximately 20% of its main office and approximately 50% of its Marysville office to non-affiliated parties. See
Note 6 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    None

                                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

    The information contained under the caption "Common Stock Information" in the Annual Report is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FIVE YEAR FINANCIAL HIGHLIGHTS

Dollars in thousands except financial ratios


For The Year Ended                    June 30, 1994       1995       1996       1997       1998
-----------------------------------------------------------------------------------------------
Interest income                          $   19,991     27,460     29,694     31,568     33,916
Interest expense                             10,670     15,693     19,104     19,924     20,118
Net interest income                           9,321     11,767     10,590     11,644     13,798
Provision for (recovery of) loan losses         515       (319)        61        810        246
Net interest income after provision for
  loan losses                                 8,806     12,086     10,529     10,834     13,552
Other income                                  5,538      2,833      2,780      1,942      2,458
Other expense                                10,815      9,957      9,225     10,897     10,729
Income before Federal income taxes            3,529      4,962      4,084      1,879      5,281
Net income                                    2,366      3,304      2,781      1,368      3,525
Net income per common share, basic             0.56       0.79       0.66       0.32       0.83
Weighted average number of shares
  outstanding, basic                      4,159,022  4,171,791  4,205,646  4,213,038  4,249,844
Net income per common share, diluted           0.51       0.71       0.60       0.29       0.75
Weighted average number of shares
  outstanding, diluted                    4,606,043  4,632,257  4,633,917  4,667,385  4,691,275

At Year End                           June 30, 1994       1995       1996       1997       1998
-----------------------------------------------------------------------------------------------
Assets                                   $  307,708    367,597    399,316    434,162    444,155
Loans                                       212,031    249,250    272,464    341,201    384,734
Cash and securities                          85,513    105,426    114,702     79,313     44,103
Deposits                                    226,986    252,204    277,897    304,205    312,518
Stockholders' equity                         19,891     23,505     25,532     27,543     31,418
Non-performing loans                          6,782        617        600        911      1,921

Financial Ratios                      June 30, 1994       1995       1996       1997       1998
-----------------------------------------------------------------------------------------------
Return on assets                               0.84%      0.95       0.73       0.33       0.82
Return on equity                              12.67      14.96      11.44       5.26      12.05
Net interest margin                            3.51       3.54       2.90       2.90       3.40
Net interest spread                            3.23       3.20       2.52       2.49       3.14

    Results have been restated to reflect the 1997 merger with AmFirst Bancorporation.

QUARTERLY RESULTS

                                     Quarter Ended                     Quarter Ended
                          ---------------------------------  ---------------------------------
                             Sep 30, Dec 31, Mar 31, Jun 30,   Sep 30, Dec 31, Mar 31, Jun 30,
                               1996    1996   1997   1997        1997    1997   1998   1998
                          ---------------------------------  ---------------------------------
                                 (Dollars in thousands, except per share data, unaudited)
Results of operations
  Interest income          $  7,565   7,909  7,992  8,102    $  8,388   8,366  8,373  8,789
  Interest expense            4,858   4,985  4,988  5,093       5,199   4,971  4,888  5,060
                           ------------------------------    ------------------------------
  Net interest income         2,707   2,924  3,004  3,009       3,189   3,395  3,485  3,729
Provision for loan losses       266     163    188    193         102      99     --     45
  Other income                  449     431    508    554         462     510    735    751
  Other expense               3,511   2,368  2,479  2,539       2,521   2,580  2,708  2,920
                           ------------------------------    ------------------------------
    Income before income
      taxes                    (621)    824    845    831       1,028   1,226  1,512  1,515
Provision for income taxes     (166)    318    193    166         382     453    406    515
                           ------------------------------    ------------------------------
  Net income                   (455)    506    652    665         646     773  1,106  1,000

  Earnings per share,
    basic                     (0.10)   0.12   0.15   0.15        0.15    0.18   0.26   0.24
  Earnings per share,
    diluted                   (0.11)   0.11   0.13   0.16        0.14    0.17   0.23   0.21


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

    The information contained under the section captioned "Management's
Discussion and Analysis" in the 1998 Annual Report to Stockholders in incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

    The information contained under the section captioned "Management's
Discussion and Analysis" in the 1998 Annual Report to Stockholders in incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

    The financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

    Not applicable.


                                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The information contained under the section captioned "Proposal I --
Election of Directors" contained in the Corporation's Definitive Proxy
Statement for the Corporation's 1998 Annual Meeting of Stockholders (the
"Proxy Statement"), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with
Section 16(a) of the Exchange Act.

    The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name                     Age (a)  Position
-------------------------------------------------------------------------------------------

Frank M. McCord            68     Chairman and Chief Executive Officer (b)

C. Fredrick Safstrom       44     President, Chief Operating Officer and
                                    Director (b)

Robert G. Disotell         43     Executive Vice President, Retail Lending
                                    Manager and Director (b)

Steven R. Erickson         42     Executive Vice President, Income Property and
                                    Construction Lending

David R. Little            52     Executive Vice President, Business Banking
                                    Manager

James J. Palm              45     Executive Vice President, Wholesale Lending
                                    Manager

Russell E. Rosendal        39     Executive Vice President, Chief Financial
                                    Officer and Secretary/Treasurer (b)

J. Wesley Cochran          44     Executive Vice President, Branch Banking
                                    Manager

Vera E. Wildauer           40     Senior Vice President, Marketing Director

________________________
(a) As of June 30, 1998.
(b) Officer of the Corporation and Bank

    The principal occupation of each executive officer of the Corporation and Bank is set forth below. All of the officers listed above have held positions with or been employed by the Corporation or Bank for a minimum of five years unless otherwise stated. All executive officers reside in Everett, Washington, unless otherwise stated. There are no family relationships among or between the executive officers listed above.

    FRANK M. McCORD, CPA became Chairman of the Board of Directors, President and Chief Executive Officer of the Bank in 1990 and subsequently the Corporation. Mr. McCord was the Managing Partner of KPMG Peat Marwick,
Seattle, Washington office until his retirement in 1986. In addition to his responsibilities to the Corporation, Mr. McCord is a director of the Everett
Area Chamber of Commerce and the Everett Performing Arts Association.  Mr.
McCord has previously served as President of the Evergreen Area Council of Boy Scouts of America, Treasurer of the United Way of King County, Director of the Everett Rotary Club, Trustee of Seattle University, a Fellow of Seattle
Pacific University, Treasurer of the Washington Society of Certified Public
Accountants, and a Director of the Seattle Chamber of Commerce.

    C. FREDRICK SAFSTROM joined Cascade in 1976, was elected to the Board of Directors in June 1990 and was named President and Chief Operating Officer in December 1991. He is a life-long Everett resident and holds a B.A. in Business Administration from Seattle University. Mr. Safstrom is a Trustee and Chairman of the Finance and Facilities committee at Seattle Pacific
University.  He is Co-Chairman of the Board at the YMCA of Snohomish County,
Director and Treasurer at Housing Hope, and a Director of the Snohomish County
Investment Plan. He is also President of the Everett Public Schools Foundation, a member of the Everett Rotary, and is active in various housing related boards and committees.

    ROBERT G. DISOTELL has been employed by Cascade for approximately twenty years and currently serves as a Director and an Executive Vice President. He is responsible for all retail loan production, including residential mortgages, installment and consumer lending. Mr. Disotell is a resident of Arlington, Washington.

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

    STEVEN R. ERICKSON is the Executive Vice President of the Bank responsible for managing residential construction and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in
1978. He is a member of the Board of Directors of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

    DAVID R. LITTLE is the Executive Vice President responsible for the business banking activities of the Bank. Mr. Little joined Cascade in 1997 from the merger with American First National Bank. He is a founding member of the Everett-Port Gardner Rotary club and is a resident of Everett.

    JAMES J. PALM is the Executive Vice President of the Bank responsible for wholesale lending. Mr. Palm has been with the Bank since 1996, after previously being with Cascade in the late 1970s. He has been in mortgage banking for the past 23 years in management and loan origination. Mr. Palm is a resident of Woodinville, Washington.

    J. WESLEY COCHRAN joined Cascade in 1992 as Chief Savings Officer and
Manager of the Everett Main Office Branch.  As Chief Branch Banking Division
Manager, he is responsible for management of the bank's full service offices.
In August 1997 he was elected to Executive Vice President.  Mr. Cochran has a
20-year background in mortgage banking and branch management. Mr. Cochran is Board Chairman of the Everett Salvation Army and is a member of the Redmond
Rousers Rotary Club.  He is a resident of Redmond, Washington.

    VERA E. WILDAUER joined Cascade in 1997 as Senior Vice President, Marketing
Director. Ms. Wildauer has over 15 years experience in a full range of bank marketing disciplines among major Washington State financial institutions.
As Marketing Director, she is responsible for market research, advertising, public relations, product development, and delivery strategy for the bank.
She is a resident of Bothell, Washington.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The information contained under the section captioned "Executive
Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The information required by this Item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors -- Certain
Transactions with the Corporation" of the Proxy Statement.


                                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  (1)(2)  Independent Auditors' Report
             Consolidated Financial Statements
             (a)  Consolidated Balance Sheets as of June 30, 1997 and June 30,
                  1998.
             (b)  Consolidated Statements of Operations for the Years Ended
                  June 30, 1996, 1997 and 1998.
             (c)  Consolidated Statements of Stockholders' Equity for the Years
                  Ended June 30, 1996, 1997 and 1998.
             (d)  Consolidated Statements of Cash Flows for the Years Ended
                  June 30, 1996, 1997 and 1998.
             (e)  Notes to Consolidated Financial Statements

    All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related
Notes contained in the Annual Report to Stockholders.

     (3)  Exhibits

           3.1  Certificate of Incorporation of Cascade Financial Corporation**

           3.2  Bylaws of Cascade Financial Corporation**

          10.1  Cascade Financial Corporation 1994 Employee Stock Purchase
                Plan**

          10.2  Cascade Financial Corporation 1992 Stock Option and Incentive
                Plan***

          10.3  Cascade Financial Corporation Employee Stock Ownership Plan***

          10.4  Cascade Financial Corporation 1997 Stock Option Plan****

          10.5  Employment agreement for David Little

            13  Cascade Financial Corporation 1998 Annual Report to Stockholders

            21  Subsidiaries

            23  Consent of Independent Auditors

(b)  Reports on Form 8-K

     No Forms 8-K were filed during the quarter ended June 30, 1998.
_________________
*     Incorporated by reference to the Corporations' Proxy statement on Form
      Def 14A File No. 000-25286.
**    Incorporated by reference to the Corporation's Registration Statement on
      Form S-4 File No. 33-83200.
***   Incorporated by reference to the Corporation's Annual Report on Form 10-K
      For June 30, 1998.
****  Incorporated by reference to Appendix E to the Prospectus included in the
      Corporation's Registration Statement on Form S-4 (File No. 333-24203)


                                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CASCADE FINANCIAL CORPORATION

Date:  September 23, 1998                  By:  /s/ Frank M. McCord
                                                ------------------------
                                                Frank M. McCord
                                                Chairman and Chief Executive
                                                 Officer
                                                (Principal Executive Officer)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Russell E. Rosendal               By:    /s/ D. R. Murphy
       ----------------------------                 ------------------------
       Russell E. Rosendal                          D. R. Murphy
       Executive Vice President                     Director
       (Chief Financial and Accounting       Date:  September 23, 1998
         Officer)
Date:  September 23, 1998


By:    /s/ C. F. Safstrom                    By:    /s/ Ronald E Thompson
       ---------------------------                  ------------------------
       C. F. Safstrom                               Ronald E. Thompson
       President and Director                       Director
Date:  September 23, 1998                    Date:  September 23, 1998


By:    /s/ Robert Disotell                   By:    /s/ G. Brandt Westover
       ----------------------------                 ------------------------
       Robert Disotell                              G. Brandt Westover
       Executive Vice President/Director            Director
Date:  September 23, 1998                    Date:  September 23, 1998


By:    /s/ David W. Duce                     By:    /s/ Paull Shin
       ----------------------------                 ------------------------
       David W. Duce                                Paull Shin
       Director                                     Director
Date:  September 23, 1998                    Date:  September 23, 1998


By:    /s/ Gary Meisner                      By:    /s/Joan M. Earl
       ----------------------------                 ------------------------
       Gary Meisner                                 Joan M. Earl
       Director                                     Director
Date:  September 23, 1998                    Date:  September 23, 1998


By:    /s/ Dwayne Lane                       By:    /s/ David O'Connor
       ----------------------------                 ------------------------
       Dwayne Lane                                  David O'Connor
       Director                                     Director
Date:  September 23, 1998                    Date:  September 23, 1998


By:    /s/ Henry Robinett
       ----------------------------
       Henry Robinett
       Director
Date:  September 23, 1998

