Form 10-Q
period 1998-09-30
CASCADE FINANCIAL CORP
filed 1998-11-16
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                       10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ________________ TO
     _________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                  Outstanding as of September 30, 1998
            -----                  ------------------------------------

   Common Stock ($.01 par value)                 4,308,509

                          CASCADE FINANCIAL CORPORATION

                                   FORM 10-Q
                    for the Quarter Ended September 30, 1998



                                      INDEX


PART I - Financial Information:

    Item 1 - Financial Statements:

        - Condensed Consolidated Balance Sheets . . . . . . . . . . . . . .3

        - Condensed Consolidated Statements of Operations . . . . . . . . .4

        - Condensed Consolidated Statements of Cash Flows . . . . . . . . .5

        - Notes to Consolidated Financial Statements. . . . . . . . . . . .7

    Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . .8


PART II - Other Information. . . . . . . . . . . . . . . . . . . . . . . .13

                           PART I -- FINANCIAL INFORMATION

                     CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands, unaudited)

                                                September 30,        June 30,
                                                -------------        --------
                                                    1998               1998
ASSETS                                             ------             ------

Cash on hand and in banks                       $   9,527             10,642
Interest-earning deposits in other institutions       215              1,324
Securities available for sale                      37,444             27,412
Loans available for sale, net                      25,951             19,920
Mortgage-backed securities held to maturity
  (market value of $3,635 and $4,654)               3,674              4,725
Loans, net                                        366,641            364,814
Premises and equipment, at cost, net                8,985              8,764
Accrued interest receivable and other assets        7,174              6,554
                                                 --------           --------
  TOTAL ASSETS                                  $ 460,469            444,155
                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $ 318,654            312,518
Federal Home Loan Bank advances                    95,426             73,436
Securities sold under agreements to repurchase        745             13,391
Advance payments by borrowers for taxes and
  insurance                                         3,081              1,953
Accrued expenses and other liabilities              8,505             10,065
Deferred income tax                                 1,442              1,374
                                                 --------           --------
  TOTAL LIABILITIES                               427,853            412,737

Preferred stock, $.01 par value, 500,000 shares
  authorized; no shares issued or outstanding          --                 --
Common stock, $.01 par value, 5,000,000
  shares authorized; 4,308,509 and 4,265,624
  shares issued and outstanding                        43                 43
Additional paid-in capital                          4,614              4,433
Retained earnings, substantially restricted        27,929             27,046
Cumulative comprehensive income, net (note 4)          30               (104)
                                                 --------           --------
  TOTAL STOCKHOLDERS' EQUITY                       32,616             31,418
                                                 --------           --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 460,469            444,155
                                                 ========           ========

                  See notes to consolidated financial statements

                   CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                   September 30,  September 30,
                                                   -------------  -------------
                                                       1998            1997
                                                      ------          ------
Interest income:
  Loans                                            $   8,422           7,482
  Mortgage-backed securities held-to-maturity             52              82
  Securities available for sale                          372             648
  FHLB stock dividends                                   104             102
  Interest-earning deposits                               70              74
                                                     -------         -------
    Total interest income                              9,020           8,388

Interest expense:
  Deposits                                             4,023           3,953
  Borrowings                                           1,222           1,246
                                                     -------         -------
    Total interest expense                             5,245           5,199

Net interest income                                    3,775           3,189
  Provision for loan losses                              150             102
                                                     -------         -------
Net interest income after provision for loan losses    3,625           3,087

Other income:
  Gain (loss) on sale of loans                           228             (41)
  Service charges                                        255             347
  Gain on sale of securities available for sale            4              82
  Other                                                   49              74
                                                     -------         -------
    Total other income                                   536             462

Other expenses:
  Salaries and employee benefits                       1,476           1,241
  Occupancy                                              435             402
  Federal deposit insurance premiums                      46              42
  Advertising                                            107              71
  Data processing                                        143              39
  Other                                                  616             726
                                                     -------         -------
    Total other expenses                               2,823           2,521

    Income before income taxes                         1,338           1,028
  Federal income taxes                                   455             382
                                                     -------         -------

    Net income                                     $     883             646
                                                     =======         =======

Earnings per share, basic                          $    0.20            0.15
Earnings per share, diluted                             0.19            0.14

Weighted average number of shares outstanding:
  Basic                                            4,308,509       4,237,894
  Diluted                                          4,753,041       4,669,407


               See notes to consolidated financial statements

                           CASCADE FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands, unaudited)

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998               1997
                                                   ------             ------
Cash flows from operating activities:
 Net income                                   $      883                646
                                                ---------          ---------
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization of premises
     and equipment                                   173                165
    Amortization of retained servicing rights        107                 70
    Provision for losses on:
     Loans                                           150                102
     Mortgage servicing rights                        94                 --
    Additions to mortgage servicing rights          (187)              (212)
    Deferred loan fees, net of amortization         (170)                98
    Origination of loans held-for-sale and
     mortgage-backed securities held for
     trading                                     (49,837)           (33,088)
    Proceeds from sale of loans held-for-
     sale and mortgage-backed securities
     held for trading                             43,805             30,147
    Net loss (gain) on sales of:
     Securities available for sale                    (4)               (82)
     Premises and equipment                           (1)                --
     Real Estate Owned                                --                  6
    Federal Home Loan Bank stock dividend
     received                                       (104)              (102)
    Net change in accrued interest receivable
     and other assets over principal and
     interest payable on loans serviced for
     others and accrued expenses and other
     liabilities                                  (2,688)             1,298
                                                ---------          ---------
      Total adjustments                           (8,662)            (1,598)
                                                ---------          ---------
       Net cash used in operating activities      (7,779)              (952)

Cash flows from investing activities:
 Loans originated, net of principal repayments    (2,170)           (10,859)
 Principal repayments on securities held-to
  maturity                                         1,051                434
 Principal repayments on securities available-
  for-sale                                         2,204                874
 Purchases of securities available-for-sale      (14,933)               (39)
 Proceeds from sales of securities available-
  for-sale                                         3,007             17,918
 Proceeds from sales of real estate owned             --                435
 Purchases of premises and equipment                (394)              (384)
 Proceeds from sales of premises and equipment,
  and other assets                                     1                 --
                                                ---------          ---------
  Net cash (provided by) used in investing
   activities                                    (11,234)             8,379

Subtotal, carried forward                        (19,013)             7,427
                                                ---------          ---------

                  See notes to consolidated financial statements
                                         5

                            CASCADE FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands, unaudited)

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998               1997
                                                   ------             ------

Subtotal, brought forward                     $  (19,013)             7,427

Cash flows from financing activities:
 Proceeds from issuance of common stock              181                 39
 Net increase (decrease) in deposits               6,136               (947)
 Proceeds from Federal Home Loan Bank advances   133,950             68,000
 Repayment of Federal Home Loan Bank advances   (111,960)           (74,750)
 Net decrease in securities sold under
  agreements to repurchase                       (12,646)            (3,128)
 Net decrease in advance payments by borrowers
  for taxes and insurance                          1,127              1,219
                                                ---------          ---------
   Net cash provided by (used in) financing
    activities                                    16,788             (9,567)
                                                ---------          ---------

 Net decrease in cash and cash equivalents        (2,225)            (2,140)
Cash and cash equivalents at beginning of
 period                                           11,967             14,311
                                                ---------          ---------
Cash and cash equivalents at end of period    $    9,742             12,171
                                                =========          =========

Supplemental disclosures of cash flow
 information-cash paid during the period for:
  Interest                                    $    5,237              5,053
  Federal income taxes                               200                550
                                                ---------          ---------
Supplemental schedule of noncash investing
 activities:
  Mortgage loans securitized into mortgage
   backed securities and held-for-trading
   and sold                                        5,035             11,086
  Net mortgage loans transferred to real
   estate owned                                      363                226

                See notes to consolidated financial statements.

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                   (unaudited)

1.  Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the books and records of Cascade Financial Corporation, ("Cascade" or the "Corporation"). The Corporation's sole subsidiary is Cascade Bank, (the Bank"). In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting.

    Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 1998, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's 1998 Annual Report on Form 10-K.

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

3.  Financial Statement Reclassification

    Certain amounts in the financial statements for fiscal 1998 have been reclassified to conform with the financial statement classification for fiscal 1999.

4.  New Accounting Pronouncements

    Effective January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income for the three months ended September 30, 1998 and 1997 was $1,017 and $724, respectively. Total comprehensive income for the three months ended September 30, 1998 and 1997 consisted of net income and the change in the unrealized gain on investments.

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This statement was adopted on July 1, 1998. Provisions of this statement require annual disclosure in the year of adoption and interim reporting for periods thereafter.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Management is reviewing this statement and does not expect that application of this statement will have a material effect on the results of operations or the financial position of the Corporation.

    SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", was issued in October 1998 and requires that entities securitizing mortgage loans held for sale shall classify any retained mortgage-backed securities in accordance with the provisions of Statement No. 115, which requires the classification be based upon the enterprise's ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Application of this statement will not have a material effect on the results of operations or the financial position of the Corporation.

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

                                     MERGER

    On August 1, 1997, Cascade Financial Corporation completed a merger with AmFirst Bancorporation ("AmFirst"). This merger added three new full-service offices to Cascade's branch network and immediately established Cascade's commercial banking presence in Snohomish County. Acquired assets were $67.3 million, including $36.0 million primarily in commercial loans. Cascade also acquired deposits of $60.7 million in the merger. The merger was accounted for as a pooling-of-interests. Accordingly, the assets and liabilities of AmFirst were added to those of Cascade at their recorded book values, and the financial statements of Cascade were restated as if the merger had taken place at the beginning of the periods covered.

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

    Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200 basis point increase in general interest rates would reduce Cascade's annual net interest income by 2% at June 30, 1998. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed seven years. Principally all new fifteen and thirty year fixed rate loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term Federal Home Loan Bank-Seattle ("FHLB") advances. Cascade also uses interest rate swap and interest rate cap agreements to effectively extend the repricing of short-term deposit accounts.

    Cascade uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

                          CHANGES IN FINANCIAL CONDITION

    Total assets increased to $460.5 million at September 30, 1998, compared with $444.2 million at June 30, 1998. Loans, net increased by $1.8 million and securities available for sale increased $10 million. Increases in assets were funded by a $6.1 million increase in deposits and a $9.3 million increase in FHLB-Seattle advances.

Asset Quality
    Nonperforming assets totaled $1.8 million and $2.0 million at September 30, 1998 and June 30, 1998, respectively. Assets classified as substandard totaled $4.4 million at both September 30, 1998 and June 30, 1998.

                                 RESULTS OF OPERATIONS

       Comparison of the Three months Ended September 30, 1998 and 1997

General

    Net income for the three months ended September 30, 1998 increased to $883,000 compared with $646,000 in 1997. The principal reason for the increase in the three months earnings was an increase in interest income of $632,000.

Net Interest Income

    Net interest income increased $586,000 to $3.8 million for the three months ended September 30, 1998, compared to the quarter ended September 30, 1997.
The Bank's net interest margin increased 23 basis points for quarter ended September 30, 1998, to 3.39%, as compared to the quarter ended September 30, 1997. Average interest earning assets increased $20.3 million to $426.8 million for the quarter ended September 30, 1998. Average loans increased $44.4 million and average securities decreased $20.4 million during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in average loans, which provide a much higher yield than investments, coupled with a decrease of 21 basis points in the Bank's cost of funds, which decreased to 5.15% for the quarter ended September 30, 1998, were the primary factors leading to the increase in net interest margin.

    Cascade is focusing on adding commercial businesses, nonconforming one-to-four family loans, multi-family loans, home equity lines of credit, and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for Cascade and can be underwritten conservatively to ensure low delinquency, absent unforeseen changes in local or national economic conditions. Additionally, these loan types are typically not effected as much by refinance activity as conforming loans. This should help to lower Cascade's overall origination and servicing costs in the future.

Provision for Loan Losses

    Cascade's provision for loan losses was $150,000 for the three months ended September 30, 1998 compared with $102,000 in 1997. At September 30, 1998 and June 30, 1998, the Bank's loan loss allowance totaled $4.3 million and $4.1 million, respectively and the loan loss allowance as a percent of net loans outstanding was 1.1% for both periods. Nonperforming loans decreased $557,000 to $1.3 million at September 30, 1998 as compared to the period ending June 30, 1998. Substandard loans were unchanged during the same period. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors. Management intends to grow the commercial, nonconforming, construction, and income property portfolios. These loans typically have a higher credit risk which will require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

    Other income increased during the quarter ended September 30, 1998 to $536,000 as compared with the $462,000 recorded in the three months ended September 30, 1997. This increase was the result of an increase in gains from the sales of loans of $269,000. The decrease in market interest rates caused a significant increase in the production of loans available for sale, which resulted in an increase in gains from sales. These gains were offset by decreases in service charges of $92,000 and gains on sales of securities available for sale of $78,000.

Other Expenses

    Other expenses increased $302,000 to $2.8 million for the three months ended September 30, 1998 compared with $2.5 million for the three months ended September 30, 1997. This increase is due primarily to increases in salaries and employee benefits of $235,000 and data processing of $104,000 resulting from the Corporation's expansion of products and services.

Liquidity and Sources of Funds

    Cascade maintains liquidity balances in FHLB deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $31.6 million in September 1998, which was in excess of the required liquidity level of $15.4 million.

    Loan commitments outstanding at September 30, 1998, were $29.7 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $14.2 million at September 30, 1998.

    At September 30, 1998, the Bank had an unused line of credit from the FHLB-Seattle of $34.6 million. The Bank's credit line with the FHLB-Seattle is 30% of total assets or up to $130 million. The Bank also had $745,000 of reverse repurchase agreements outstanding, a decrease of $12.6 million from June 30, 1998.

Capital Resources

    Cascade Bank is in full compliance with all capital requirements established by the OTS at September 30, 1998. Cascade's regulatory capital, capital requirements, and related excess capital amounts as of September 30, 1998 are presented in the following table:

    Core capital                  Amount       Percentage
    ------------                  ------       ----------
    Tier 1 (Core) capital       $ 32,053          6.96%
    Less:  Minimum requirement    18,412          4.00
                                 -------         -----
    Excess                      $ 13,641          2.96%
                                 =======         =====

    Risk-based capital            Amount       Percentage
    ------------------            ------       ----------
    Risk-based capital          $ 35,437         11.64%
    Less: Minimum requirement(1)  24,345          8.00
                                 -------         -----
    Excess                      $ 11,092          3.64%
                                 =======         =====

    (1)  Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized", "adequately capitalized", undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The OTS has advised the Corporation that at September 30, 1998, Cascade Bank is a "well capitalized" institution.

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

                              YEAR 2000 DISCLOSURE

    Cascade Bank is committed to providing continuous, secure, quality banking operations and services as we transition to the twenty-first century. Cascade Bank has performed an assessment of its year 2000 exposure, and is in the process of resolving all year 2000 incompatibilities with its current systems and operations. Most of the software systems used by Cascade Bank are standard vendor-supplied solutions under maintenance contracts. These solutions have either been certified by the vendors as year 2000 compliant, are being modified for year 2000 compliance by the vendor, or are being replaced by Cascade Bank with year 2000 compliant systems.

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

    The assessment phase of the year 2000 project has been completed, and a report was provided to the Board of Directors, and the OTS. The report analyzes readiness from two perspectives. In the first stage a business readiness assessment was provided in terms of the Bank's critical business processes, significant borrowers, and significant business partners. This was followed with a technical review of the Bank's automated systems. The report provides a year 2000 project plan with schedules, budget estimates, and contingency plans based on the business and technical analysis, hardware and software inventories, vendor-provided year 2000 product information, software conversion estimates, equipment and software upgrades, and contingency plans. The project calls for all year 2000 testing to be completed by December 31, 1998.

    As of September 30, 1998, the Bank has spent $54,000 of its $250,000 budget to upgrade computer equipment and purchase software upgrades for year 2000.
The Bank has not added additional staff due to the year 2000 project, and does not anticipate adding any in the future.

    Mission critical computer functions are either in the process of being tested or have been tested. The Year 2000 Committee is currently preparing detailed contingency plans for all mission critical computer functions. The Bank is anticipating a December 31, 1998, completion date for testing and the contingency plan.

                             PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

    The Corporation and the Bank have certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position.

Item 2.  Changes in Securities.
-------------------------------

    Not applicable

Item 3.  Defaults upon Senior Securities.
-----------------------------------------

    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

    Not applicable

Item 5.  Other information.
---------------------------

    Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    Not applicable


Signatures
----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CASCADE FINANCIAL CORPORATION

                                         /S/  Russell E. Rosendal
November 13, 1998                        -----------------------------
                                         By:  Russell E. Rosendal
                                              Executive Vice President
                                              (Chief Financial Officer)