Form 10-Q/A
period 1998-09-30
CASCADE FINANCIAL CORP
filed 1998-12-10
CIK 928911

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

    Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . .8


PART II - Other Information. . . . . . . . . . . . . . . . . . . . . . . .13

                           PART I -- FINANCIAL INFORMATION

                     CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands, unaudited)

                                                September 30,        June 30,
                                                -------------        --------
                                                    1998               1998
ASSETS                                             ------             ------

Cash on hand and in banks                       $   9,527             10,642
Interest-earning deposits in other institutions       215              1,324
Securities available for sale                      37,444             27,412
Loans available for sale, net                      25,951             19,920
Mortgage-backed securities held to maturity
  (market value of $3,635 and $4,654)               3,674              4,725
Loans, net                                        366,641            364,814
Premises and equipment, at cost, net                8,985              8,764
Accrued interest receivable and other assets        8,032              6,554
                                                 --------           --------
  TOTAL ASSETS                                  $ 460,469            444,155
                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $ 318,654            312,518
Federal Home Loan Bank advances                    95,426             73,436
Securities sold under agreements to repurchase        745             13,391
Advance payments by borrowers for taxes and
  insurance                                         3,081              1,953
Accrued expenses and other liabilities              8,505             10,065
Deferred income tax                                 1,442              1,374
                                                 --------           --------
  TOTAL LIABILITIES                               427,853            412,737

Preferred stock, $.01 par value, 500,000 shares
  authorized; no shares issued or outstanding          --                 --
Common stock, $.01 par value, 5,000,000
  shares authorized; 4,308,509 and 4,265,624
  shares issued and outstanding                        43                 43
Additional paid-in capital                          4,614              4,433
Retained earnings, substantially restricted        27,929             27,046
Cumulative comprehensive income, net (note 4)          30               (104)
                                                 --------           --------
  TOTAL STOCKHOLDERS' EQUITY                       32,616             31,418
                                                 --------           --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 460,469            444,155
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