Form 10-Q
period 1998-12-31
CASCADE FINANCIAL CORP
filed 1999-02-12
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                     FORM 10-Q


     /x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

	OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR TRANSITION PERIOD FROM_______TO_________

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.     Yes  /X/   No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                	Outstanding as of December 31, 1998
           -----                 -----------------------------------
 	Common Stock ($.01 par value)             4,328,839

                      CASCADE FINANCIAL CORPORATION

                               FORM 10-Q
                  for the Quarter Ended December 31, 1998


                                 INDEX
                                 -----

PART I - Financial Information:

  Item 1 - Financial Statements:

         - Condensed Consolidated Balance Sheets. . . . . . . . .3

         - Condensed Consolidated Statements of Operations. . . .4

         - Condensed Consolidated Statements of Cash Flows. . . .5

         - Notes to Consolidated Financial Statements . . . . . .7

  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .8


PART II - Other Information. . . . . . . . . . . . . . . . . . .14

                      PART I -- FINANCIAL INFORMATION

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands, unaudited)

                                                  December 31,	     June 30,
                                                  ------------     --------
ASSETS                                                1998            1998
------                                               ------          ------

Cash on hand and in banks                         $  13,391          10,642
Interest-earning deposits in other institutions       1,772           1,324
Securities available for sale                        42,009          27,412
Loans available for sale                             40,554          19,920
Mortgage-backed securities held to maturity
 (market value of $2,834 and $4,654)                  2,862           4,725
Loans, net                                          373,144         364,814
Premises and equipment, at cost, net                  9,347           8,764
Accrued interest receivable and other assets          6,728           6,554
                                                    -------         -------
  TOTAL ASSETS                                    $ 489,807         444,155
                                                    =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                         $ 	335,529         312,518
Federal Home Loan Bank advances                     106,916          73,436
Securities sold under agreements to repurchase        1,644          13,391
Advance payments by borrowers for taxes and
  insurance                                           2,192           1,953
Accrued expenses and other liabilities                8,313           9,836
Deferred income tax                                   1,601           1,603
                                                    -------         -------
  TOTAL LIABILITIES                                 456,195         412,737
                                                    =======         =======

Preferred stock, $.01 par value, 500,000 shares
  authorized; no shares issued or outstanding            --              --
Common stock, $.01 par value,5,000,000 shares
  authorized; 4,328,839 and 4,265,624 shares
  issued and outstanding                                 43              43
Additional paid-in capital                            4,688           4,433
Retained earnings, substantially restricted          28,989          27,046
Cumulative comprehensive income, net (note 4)          (108)           (104)
                                                    -------         -------
  TOTAL STOCKHOLDERS' EQUITY                         33,612          31,418
                                                    -------         -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 489,807         444,155
                                                    =======         =======


                 See notes to consolidated financial statements

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                (unaudited)

                                         Three Months         Six Months
                                      Ended December 31,  Ended December 31,
                                      ------------------  ------------------
                                       1998       1997       1998       1997
                                      ------     ------     ------     ------
Interest income:
  Loans                            $  8,590      7,666	    17,012    	15,149
  Mortgage-backed securities
    held-to-maturity                     39         80         90        162
  Securities available for sale         516        442        889      1,089
  FHLB stock dividends                  110        104        214        207
  Interest-earning deposits              58         74        128        147
                                     ----------------------------------------
    Total interest income             9,313      8,366     18,333     16,754
Interest expense:
  Deposits                            4,034      3,753      8,057      7,705
  Borrowings                          1,361      1,218      2,582      2,465
                                     ----------------------------------------
    Total interest expense            5,395      4,971     10,639     10,170
Net interest income                   3,918      3,395      7,694      6,584
  Provision for loan losses             150         99        300        201
                                     ----------------------------------------
Net interest income after provision
  for loan losses                     3,768      3,296      7,394      6,383
Other income:
  Gain on sale of loans                 231        125        459         84
  Service charges                       247        300        501        647
  Gain on sale of securities
    available-for-sale                   12         13         17         94
  Gain on sale of real estate owned      55         --         55          1
  Other                                  62         72        111        145
                                    -----------------------------------------
    Total other income                  607        510      1,143        971
Other expenses:
  Salaries and employee benefits      1,340      1,314      2,816      2,555
  Occupancy                             492        420        926        821
  Advertising                           111        105        218        176
  Data processing                       134         96        276        135
  Other                                 694        645      1,358      1,412
                                    -----------------------------------------
    Total other expenses              2,771      2,580      5,594      5,099
    Income before income taxes        1,604      1,226      2,943      2,255
  Federal income taxes                  545        453      1,000        835
                                    -----------------------------------------

    Net income                     $  1,059        773      1,943      1,420
                                    =========================================

Earnings per share, basic          $   0.24       0.18       0.45       0.33
Earnings per share, diluted            0.22       0.17       0.41       0.30

Weighted average number of shares
  outstanding:
    Basic                         4,328,839  4,245,749  4,318,674  4,241,822
    Diluted                       4,731,497  4,669,343  4,742,269  4,669,375


                     See notes to consolidated financial statements

                         CASCADE FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)

                                                 Six Months Ended December 31,
                                                 -----------------------------
                                                       1998             1997
                                                      ------           ------
Cash flows from operating activities:
  Net income                                     $    1,943            1,420
    Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization of premises
        and equipment                                   352              330
      Amortization of retained servicing rights         231              154
      Provision for losses on:
        Loans                                           300              202
        Mortgage servicing rights                       154               --
      Additions to mortgage servicing rights           (505)            (384)
      Deferred loan fees, net of amortization          (208)              43
      Net change in loans available for sale        (20,634)          (3,975)
      Net loss (gain) on sales of:
      Securities available for sale                     (16)             (94)
      Premises and equipment                             (1)              --
      Real Estate Owned                                  16                8
      Federal Home Loan Bank stock dividend received   (214)            (207)
      Net change in accrued interest receivable
        and other assets over accrued expenses
          and other liabilities                      (1,595)           2,490
                                                    -------------------------
      Net cash used in operating activities         (20,177)             (13)

Cash flows from investing activities:
  Loans originated, net of principal repayments      (8,784)         (14,287)
  Purchases of mortgage-backed securities
    held-to-maturity                                   (128)              --
  Principal repayments on securities held-to-
    maturity                                          1,991              779
  Principal repayments on securities available-
    for-sale                                          3,665            2,353
  Purchases of securities available for sale        (24,054)             (64)
  Proceeds from sales of securities available
    for sale                                          6,016           23,886
  Proceeds from sales of real estate owned              363              546
  Purchases of premises and equipment                  (935)            (762)
                                                    -------------------------
    Net cash used in investing activities           (21,866)          12,451

Subtotal, carried forward                           (42,043)          12,438
                                                    -------------------------


                  See notes to consolidated financial statements

                           CASCADE FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)

                                                 Six Months Ended December 31,
                                                 -----------------------------
                                                       1998             1997
                                                      ------           ------

Subtotal, brought forward                        $  (42,043)          12,438

Cash flows from financing activities:
  Proceeds from issuance of common stock                256               86
  Net increase (decrease) in deposits                23,011           (4,111)
  Proceeds from Federal Home Loan Bank advances     364,950          125,300
  Repayment of Federal Home Loan Bank advances     (331,470)        (132,503)
  Net decrease in securities sold under
    agreements to repurchase                        (11,747)          (4,917)
  Net decrease in advance payments by borrowers
    for taxes and insurance                             239              432
                                                    -------------------------
    Net cash provided by (used in) financing
      activities                                     45,239          (15,713)
                                                    -------------------------

    Net increase (decrease) in cash and cash
      equivalents                                     3,196           (3,275)
Cash and cash equivalents at beginning of period     11,967           14,311
                                                    -------------------------
Cash and cash equivalents at end of period       $   15,163           11,036
                                                    =========================

Supplemental disclosures of cash flow information-
  cash paid during the period for:
    Interest                                     $   10,752           10,116
    Federal income taxes                              1,361              500

Supplemental schedule of noncash investing
  activities:
    Mortgage loans securitized into mortgage
      backed securities and held-for-trading
      and sold                                       13,072           18,345
    Net mortgage loans transferred to real
      estate owned                                      363              226


                 See notes to consolidated financial statements.

                   CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1998
                                 (unaudited)

1.  Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the books and records of Cascade Financial Corporation, (the "Corporation"). The Corporation's sole subsidiary is Cascade Bank, ("Cascade" or the "Bank"). In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.

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

    Periodically, there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporation's and the Bank's business. In the opinion of management, no significant loss is expected from any such pending lawsuits.

3.  Financial Statement Reclassification

    Certain amounts in the financial statements for fiscal 1998 have been reclassified to conform with the financial statement classification for fiscal 1999.

4.  New Accounting Pronouncements

    Effective January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income for the three months ended December 31, 1998 and 1997, was $921 and $946, respectively. Comprehensive income for the six months ended December 31, 1998 and 1997 was $1,939 and $1,671, respectively. Comprehensive income consists of net income and the change in the unrealized gain on investments.

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

    Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200-basis point increase in general interest rates would reduce Cascade's annual net interest income by 5% at September 30, 1998. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed seven years. Principally all new fifteen and thirty year fixed rate loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term Federal Home Loan Bank-Seattle ("FHLB") advances. Cascade also uses interest rate swap and interest rate cap and floor agreements to effectively extend the repricing of short-term deposit accounts.

    Cascade uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

                         CHANGES IN FINANCIAL CONDITION

    Total assets increased to $489.8 million at December 31, 1998, compared with $444.2 million at June 30, 1998. Loans available for sale, net increased $20.6 million to $40.6 million at December 31, 1998. Refinance activity increased dramatically as mortgage interest rates continued to decline. Loans, net increased by $8.3 million, and securities available for sale increased $14.7 million. Increases in assets were funded by a $23.0 million increase in deposits and a $33.5 million increase in FHLB-Seattle advances.

ASSET QUALITY

    Nonperforming assets totaled $1.0 million and $2.0 at December 31, 1998 and June 30, 1998, respectively. Assets classified as substandard totaled $2.9 million at December 31, 1998, and $4.4 million at June 30, 1998. The decreases in non performing and substandard assets resulted from the foreclosure of real and personal property from one borrower totaling $745,000. The Bank loss less than $4,000 on the sale of these repossessed properties.

                             RESULTS OF OPERATIONS

      Comparison of the Three and Six Months Ended December 31, 1998 and 1997

General

    Net income for the three months ended December 31, 1998, increased to $1.1 million compared with $773,000 in 1997. The principal reason for the increase in the three months earnings was an increase in net interest income of $472,000 after provisions for loan losses. The three month net interest income increase was partially offset by an increase of $191,000 in other expenses, principally due to an increase of $72,000 in occupancy and an increase of $38,000 in data processing expenses. Net income for the six months ended December 31, 1998, increased to $1.9 million from $1.4 million in 1997. The principal reason for the increase in the six months earnings was an increase in net interest income of $1.0 million after provisions for loan losses. Part of the increase in net interest income for the six month period was offset by an increase in other expenses, principally due to an increase of $261,000 in salaries and benefits expenses and $141,000 in data processing expenses. Both increases can be attributed to the in-house data processing system conversion and an increase in personnel.

Net Interest Income

    Net interest income increased $523,000 to $3.9 million for the three months ended December 31, 1998 compared with the $3.4 million for the quarter ended December 31, 1997. Net interest income increased by $1.1 million to $7.7 million for the six months ended December 31, 1998 compared with the $6.6 million for the six months ended December 31, 1997. The Bank's net interest margin increased 8 basis points to 3.53% for the most recent quarter and 21 basis points to 3.46% for the six months ended December 31, 1998. Average interest earning assets increased $51.8 million to $456.8 for the quarter ended December 31, 1998 and $40.1 million for the six months ended December 31, 1998 as compared to the same periods in 1997. Average loans increased $56.1 million and average securities decreased $338,000 during the most recent quarter as compared with the same quarter in 1997. Average loans increased $50.9 million and average securities decreased $8.7 million during the six months ended December 31, 1998 compared with the six months ended December 31, 1997. The increase in average loans, which provide higher yields than investments, coupled with a decrease of 29 basis points in the Bank's cost of funds, which decreased to 4.93% for the quarter ended December 31, 1998, were the primary factors leading to the increase in net interest margin.

    Cascade is focusing on adding commercial businesses, nonconforming one-to-four family loans, multi-family loans, home equity lines of credit, and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for Cascade and can be underwritten conservatively to ensure low delinquency, absent unforeseen changes in local or national economic conditions. Additionally, these loan types are typically variable rate loans and are not effected as much by refinance activity as conforming fixed rate loans. This should help to lower Cascade's overall origination and servicing costs in the future.

Provision for Loan Losses

    Cascade's provision for loan losses was $150,000 for the three months ended December 31, 1998, as compared with $99,000 for the 1997 period. Provisions were $300,000 and $201,000 for the respective six months. At December 31, 1998, and June 30, 1998, the Bank's loan loss allowance totaled $4.2 million and $4.0 million, respectively, and the loan loss allowance as a percent of net loans outstanding was 1.1% at each date. Nonperforming loans decreased $929,000 to $992,000 at December 31, 1998, as compared to the period ending June 30, 1998. Substandard loans decreased $1.5 million to $2.9 million during the same period. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors. Management intends to grow the commercial, nonconforming, construction and income property portfolios. These loans typically have a higher credit risk that will require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

    Other income increased $97,000 to $607,000 for the three months ended December 31, 1998 as compared with the three months ended December 31, 1997. For the six months ended December 31, 1998, other income increased $172,000 to $1.1 million as compared with the six months ended December 31, 1997. These increases were the result of increases in gain on sale of loans of $106,000 and $375,000 for the three and six month periods, respectively. These gains were offset by decreases in service charges of $53,000 and $146,000 for the same periods.

Other Expenses

    Other expenses increased to $2.8 million for the three months ended December 31, 1998 compared with $2.6 million for the three months ended December 31, 1997. This increase is due primarily to increases in occupancy of $72,000 and an increase in data processing costs of $38,000 resulting from the Corporation's expansion of products and services. For the six month period ended December 31, 1998 other expenses totaled $5.6 million, a $495,000 increase from the December 31, 1997 total. Increases in salaries, employee benefits and information service costs related to development of new products and services were the cause of this increase.

Liquidity and Sources of Funds

    Cascade maintains liquidity balances in FHLB deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $34.2 million in December 1998, which were in excess of the required liquidity level of $15.9 million.

    Loan commitments outstanding at December 31, 1998, were $36.1 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $40.6 million at December 31, 1998.

    At December 31, 1998, the Bank had an unused line of credit from the FHLB-Seattle of $65 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $172 million. The Bank also had $1.6 million of reverse repurchase agreements outstanding, a decrease of $11.8 million from June 30, 1998.

Capital Resources

    Cascade Bank is in full compliance with all capital requirements established by the Office of Thrift Supervision ("OTS") at December 31, 1998. Cascade's regulatory capital requirements and related excess capital amounts as of December 31, 1998 are presented in the following table:

            Core capital                  Amount    Percentage
            ------------                  ------    ----------
            Tier 1 (Core) capital        $33,118       6.78%
            Less:  Minimum requirement    19,548       4.00
                                          ------      -----
            Excess                       $13,570       2.78%
                                          ======      =====

            Risk-based capital            Amount    Percentage
            ------------------            ------    ----------
            Risk-based capital           $36,661      11.56%
            Less: Minimum requirement(1)  25,371       8.00
                                          ------      -----
            Excess                       $11,290       3.56%
                                          ======      =====

            (1)  Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The OTS has advised the Corporation that at December 31, 1998, Cascade Bank is a "well capitalized" institution.

    The OTS issued a final rule on December 1, 1998, that provides comprehensive guidance to management and examiners covering among other things, interest rate risk, investment securities, and the use of financial derivatives. The guidance provides guidelines for examiners to use in evaluating the effectiveness of a financial institution's risk management practices and identifies a set of "sound practices" management should consider to improve their own risk management practices. The rule describes the qualitative and quantitative guidelines examiners will use to rate an institution's exposure to interest rate risk.

    Management does not believe the rule will materially adversely the current business strategy.

                            YEAR 2000 DISCLOSURE

    In the past, computer software commonly condensed a century date to just two digits to conserve computer storage space. Thus, computers may interpret "00" as "1900" rather than "2000. This could result in the inability of the software application to properly process transactions with the dates in the Year 2000 or
thereafter.   The Year 2000 problem is of particular concern to Cascade and other financial institutions because most financial transactions, such as interest accruals and payments, are date sensitive and there is much interaction with numerous customers, vendors and third party service providers whom must also address the century date change issue.

State of Readiness

    Cascade is committed to providing continuous, secure, quality banking operations and services as we transition to the twenty-first century. Cascade has established a Year 2000 team (the "Team") which is comprised of employees from all significant operational areas of the Bank. This Team is managed at the executive vice president level and provides regular status reports to senior management and the board of directors. Examiners from the OTS have also reviewed the Bank's Year 2000 progress and project plans.

    The Year 2000 problem will impact both information technology ("IT") and non-IT. IT includes computer hardware and software, whereas non-IT typically includes embedded technology, such as microcontrollers, automated teller machines ("ATMs") and elevators. With this in mind, the Team performed an assessment of its Year 2000 exposure and created a business readiness report in terms of the Bank's critical business processes (both IT and non-IT), hardware and software inventories, significant borrowers, and significant business partners. This assessment was followed with a technical review of the automated systems of the Bank. The report provides a Year 2000 project plan with testing schedules, budget estimates, and contingency plans. The Team identified certain systems as "mission critical" and the project plan calls for all mission critical Year 2000 testing be completed by December 31,1998. Testing for non-mission critical systems is on going and testing for these systems not tested in 1998 will continue into 1999.

    Most of the software systems used by Cascade Bank are standard vendor-supplied solutions under maintenance contracts. These solutions have either been certified by the vendors as year 2000 compliant, are being modified for Year 2000 compliance by the vendor, or are being replaced by the Bank with Year 2000 compliant systems.

    Mission critical software was tested in 1998 and this testing has been completed. The hardware for mission critical systems will be tested in February. Cascade intends to participate in the Mortgage Bankers Association Year 2000 Inter-System Readiness Test, an industry-wide test of various mortgage banking software platforms. This testing is scheduled for the March-to-May period and will involve a test of loan origination and loan closing systems. Testing of the software and hardware for ATM and debit card systems will be conducted in both March and April.

Costs to address Year 2000 issues

    The Team anticipated the Bank would need to spend approximately $250,000 to upgrade computer equipment, test software, purchase software upgrades and hire additional temporary staff for Year 200 issues. As of December 31, 1998, the Bank has expensed $68,000 of the budgeted amount. The Bank added one additional employee to work on Year 2000 projects, and does not anticipate adding any additional employees. These expenses will be funded through normal cash flows from operations.

Risks associated with the Year 2000

    The nature of the Year 2000 problem makes it difficult, if not impossible, to determine what the exact risks will be to the Bank. There are many issues beyond the Bank's control, such as electric power and telephone communications. The Bank interacts with many customers, vendors, and third party service providers, who in turn interact with many of the same. Due to the interdependence of computer systems today, it is simply impossible for any one party to eliminate the risk related to the Year 2000 problem. If the computer systems of a third party on which Cascade relies are not converted by the Year 2000, there may be significant costs incurred by Cascade. The Bank has been in contact with its large loan customers, to insure they are aware of the Year 2000 problem and are in the process of addressing the issues. In the even that these loan customers are unable to operate due to a Year 2000 problem, there may be a loss of revenue for Cascade.

Contingency Plans

    As the nature of the problems that may result from the Year 2000 problem are extremely varied and vague, it has proven to be quite challenging to create one contingency plan. However, the Team has created a worst case scenario contingency plan for each of its mission critical systems. The Team is currently in the stage of writing a manual for all employees and testing of this plan will occur in early April.

                          PART II-OTHER INFORMATION

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

                              CASCADE FINANCIAL CORPORATION


    February 12, 1999         /s/  Russell E. Rosendal
                              -------------------------
                              By:  Russell E. Rosendal
                                   Executive Vice President
                                   (Chief Financial Officer)