Form 10-Q
period 1999-03-31
CASCADE FINANCIAL CORP
filed 1999-05-17
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                 ----------------

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD
                              fROM_______TO__________

                         Commission file number 0-25286

                       CASCADE FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                    	91-1661954
       -------------------------------      -------------------
       (State or other jurisdiction of        (IRS Employer
         incorporation or organization)     Identification No.)


                2828 Colby Avenue
               Everett, Washington                 98201
   ----------------------------------------      ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding as of March 31, 1999
          -----                   --------------------------------

 Common Stock ($.01 par value)                4,344,124

                         CASCADE FINANCIAL CORPORATION

                                    FORM 10-Q
                     for the Quarter Ended March 31, 1999



                                      INDEX


PART I - Financial Information:

  Item 1 - Financial Statements:

    - Condensed Consolidated Balance Sheets. . . . . . . . . . . .3

    - Condensed Consolidated Statements of Operations. . . . . . .4

    - Condensed Consolidated Statements of Cash Flows. . . . . . .5

    - Notes to Consolidated Financial Statements. . . . . . . . . 7

  Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations. . . . . . . . . . . . 8


PART II - Other Information. . . . . . . . . . . . . . . . . . . 14

                        PART I -- FINANCIAL INFORMATION

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, unaudited)

                                                 March 31,    June 30,
                                                ----------   ----------
                                                   1999         1998
                                                ----------   ----------
ASSETS
------
Cash on hand and in banks                      $   12,615      10,642
Interest-earning deposits in other institutions       447       1,324
Securities available for sale                      72,412      27,412
Loans available for sale                           32,146      19,920
Mortgage-backed securities held to maturity
 (market value of $1,854 and $4,654)                1,879       4,725
Loans, net                                        394,229     364,814
Premises and equipment, at cost, net                9,419       8,764
Accrued interest receivable and other assets        7,529       6,554
                                                ----------   ---------
  TOTAL ASSETS                               $    530,676     444,155
                                                ==========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                       $  358,878     312,518
Federal Home Loan Bank advances                   113,906      73,436
Securities sold under agreements to repurchase      6,414      13,391
Advance payments by borrowers for taxes and
 insurance                                          3,425       1,953
Accrued expenses and other liabilities             10,177       9,836
Deferred income tax                                 2,929       1,603
                                                ----------   ---------
  TOTAL LIABILITIES                               495,729     412,737

Preferred stock, $.01 par value, 500,000 shares
 authorized;  no shares issued or outstanding          --          --
Common stock, $.01 par value, 8,000,000 shares
 authorized; 4,344,124 and 4,265,624 shares
 issued and outstanding                                43          43
Additional paid-in capital                          4,721       4,433
Retained earnings, substantially restricted        30,321      27,046
Cumulative other comprehensive income,
 net (note 4)                                        (138)       (104)
                                                ----------   ---------
  TOTAL STOCKHOLDERS' EQUITY                       34,947      31,418
                                                ----------   ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  530,676     444,155
                                                ==========   =========

                 See notes to consolidated financial statements

                   CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share amounts)
                                      (unaudited)

                                 Three Months Ended,      Nine Months Ended
                                      March 31,               March 31,
                                --------------------    --------------------
                                   1999       1998         1999       1998
                                  ------     ------       ------     ------
Interest income:
 Loans                          $  8,723      7,758       25,735     22,907
 Mortgage-backed securities
  held-to-maturity                    29         70          120        231
 Securities available for sale       650        329        1,538      1,496
 FHLB stock dividends                111        101          325        308
 Interest-earning deposits            99        115          227        185
                                 -------------------------------------------
  Total interest income            9,612      8,373       27,945     25,127
Interest expense:
 Deposits                          4,122      3,699       12,179     11,405
 Borrowings                        1,276      1,189        3,858      3,653
                                 -------------------------------------------
  Total interest expense           5,398      4,888       16,037     15,058

Net interest income                4,214      3,485       11,908     10,069
 Provision for loan losses           127         --          427        202
                                 -------------------------------------------
Net interest income after
 provision for loan losses         4,087      3,485       11,481      9,867
Other income:
 Gain on sale of loans               212        244          671        329
 Gain on sale of servicing rights    583         --          583         --
 Service charges                     304        328          805        975
 Gain on sale of securities
  available-for-sale                  --         (2)          17         93
 Net gain (loss) on sale of real
  estate owned                         2         --           41         (8)
 Other                                47        165          157        308
                                 -------------------------------------------
  Total other income               1,148        735        2,274      1,697
Other expenses:
 Salaries and employee benefits    1,720      1,409        4,536      3,964
 Occupancy                           625        449        1,551      1,270
 Advertising                         114         97          332        273
 Data processing                      36         84          312        220
 Other                               716        669        2,058      2,071
                                 -------------------------------------------
  Total other expenses             3,211      2,708        8,789      7,798
                                 -------------------------------------------

  Income before income taxes       2,024      1,512        4,966      3,766
 Federal income taxes                691        406        1,691      1,241
                                 -------------------------------------------
  Net income                   $   1,333      1,106        3,275      2,525
                                 ===========================================
Earnings per share:
 Basic                         $    0.31       0.26         0.76       0.59
 Diluted                            0.28       0.24         0.69       0.54
Weighted average number of
 shares outstanding:
  Basic                        4,344,124  4,250,110    4,327,157  4,244,584
  Diluted                      4,767,531  4,689,371    4,750,690  4,676,040

                 See notes to consolidated financial statements

                        CASCADE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                               Nine Months Ended March 31,
                                               ---------------------------
                                                    1999          1998
                                                   ------        ------
Cash flows from operating activities:
 Net income                                    $   3,275         2,525
                                                -----------------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of
     premises and equipment                          639           500
    Provision for losses on:
     Loans                                           427           202
     Mortgage servicing rights                       187            --
    Change in mortgage servicing rights              969          (398)
    Deferred loan fees, net of amortization         (105)          (22)
    Net change in loans available for sale       (12,226)      (17,987)
    Net loss (gain) on sales of
     Securities available for sale                   (17)          (93)
     Premises and equipment                           (1)           --
     Real estate owned                               (41)            8
     Mortgage servicing rights                      (583)           --
     Investment property                              --          (101)
 Federal Home Loan Bank stock dividend
     received                                       (325)         (308)
    Net change in accrued interest receivable
     and other assets over accrued expenses
     and other liabilities                            63         5,992
                                                -----------------------
      Net cash used in operating activities       (7,738)       (9,682)

Cash flows from investing activities:
 Loans originated, net of principal repayments   (30,100)      (15,032)
 Purchases of mortgage-backed securities
  held-to-maturity                                  (291)           --
 Principal repayments on securities held-to
  maturity                                         3,137         1,619
 Principal repayments on securities available-
  for-sale                                         5,276         3,996
 Purchases of securities available for sale      (56,003)          (64)
 Proceeds from sales of securities available
  for sale                                         6,016        24,885
 Proceeds from sales of real estate owned            478           546
 Proceeds from sales of investment property           --           555
 Purchases of premises and equipment              (1,295)       (1,414)
 Proceeds from sales of premises and equipment         1            --
                                                -----------------------
  Net cash used in investing activities          (72,781)       15,091

Subtotal, carried forward                        (80,519)        5,409
                                                -----------------------

                  See notes to consolidated financial statements

                        CASCADE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                               Nine Months Ended March 31,
                                               ---------------------------
                                                    1999          1998
                                                   ------        ------

Subtotal, brought forward                      $ (80,519)        5,409
                                                -----------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock              289            97
 Net increase in deposits                         46,360        (2,701)
 Proceeds from Federal Home Loan Bank
  advances                                       482,950       208,400
 Repayment of Federal Home Loan Bank advances (442,480) (210,113) Net decrease in securities sold under
  agreements to repurchase                        (6,977)       (5,369)
 Net decrease in advance payments by
  borrowers for taxes and insurance                1,472         1,518
                                                -----------------------
  Net cash provided by (used in) financing
   activities                                     81,614        (8,168)
                                                -----------------------

 Net increase in cash and cash equivalents         1,095        (2,759)
Cash and cash equivalents at beginning of
 period                                           11,967        14,311
                                                -----------------------

Cash and cash equivalents at end of period     $  13,062        11,552
                                                =======================

Supplemental disclosures of cash flow
 information-cash paid during the period for:
  Interest                                     $  15,997        15,015
  Federal income taxes                             1,788         1,100
                                                -----------------------

Supplemental schedule of noncash investing
 activities:
  Mortgage loans securitized into mortgage
   backed securities and held-for-trading
   and sold                                       18,092        20,861
  Mortgage loans securitized into mortgage
   backed securities and held-for-investment          --            13
  Net mortgage loans transferred to real
   estate owned                                      363           226
  Funds due on sales of mortgage servicing
   rights                                          1,320            --


                  See notes to consolidated financial statements.

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1999
                                   (unaudited)

1.  Presentation of Financial Information

  The accompanying financial information is unaudited and has been prepared from the books and records of Cascade Financial Corporation (the "Corporation"). The Corporation's sole subsidiary is Cascade Bank ("Cascade" or the "Bank"). In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.

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

4.  New Accounting Pronouncements

  Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income for the three months ended March 31, 1999 and 1998, was $1.3 million and $1.0 million, respectively. Comprehensive income for the nine months ended March 31, 1999 and 1998, was $3.2 million and $2.7 million, respectively. Comprehensive income consists of net income and the change in the unrealized gain on investments.

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

  Effective January 1, 1999, the Corporation has adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 requires that entities securitizing mortgage loans held for sale classify any retained mortgage-backed securities in accordance with the provisions of Statement No. 115, which requires the classification be based upon the enterprise's ability and intent to sell or hold those investments.

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

  Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200-basis point increase in general interest rates would reduce Cascade's annual net interest income by 5% at September 30, 1998. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed seven years. Principally, all new fifteen and thirty year fixed rate loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term Federal Home Loan Bank-Seattle ("FHLB") advances. Cascade also uses interest rate swap and interest rate cap and floor agreements to effectively extend the repricing of short-term deposit accounts and protect segments of the Bank's loan portfolio from changes in market interest rates.

  Cascade uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

                            CHANGES IN FINANCIAL CONDITION

  Total assets increased to $530.7 million at March 31, 1999, compared with $444.2 million at June 30, 1998. Loans available for sale, net increased $12.2 million to $32.1 million at March 31, 1999. Loans, net increased by $29.4 million, and securities available for sale increased $45.0 million. Increases in assets were funded by a $46.3 million increase in deposits and a $40.4 million increase in FHLB-Seattle advances.

ASSET QUALITY

  Nonperforming assets totaled $951,000 and $2.0 million at March 31, 1999, and June 30, 1998, respectively. Assets classified as substandard totaled $2.9 million at March 31, 1999, and $4.4 million at June 30, 1998. The decreases in nonperforming and substandard assets resulted from the foreclosure of real and personal property from one borrower totaling $745,000. The Bank incurred a small loss on the sale of these repossessed properties.

                                RESULTS OF OPERATIONS

     Comparison of the Three and Nine Months Ended March 31, 1998 and 1999

General

  Net income for the three months ended March 31, 1999, increased to $1.3 million compared with $1.1 million in 1998. The principal reason for the increase in the three months earnings was an increase in net interest income of $602,000 after provisions for loan losses and a gain on sale of servicing rights of $583,000. These increases were partially offset by an increase of $503,000 in other expenses, principally due to an increase of $311,000 in salaries and employee benefits and an increase of $176,000 in occupancy. Net income for the nine months ended March 31, 1999, increased to $3.3 million from $2.5 million in 1998. The principal reason for the increase in the nine months earnings was an increase in net interest income of $1.6 million after provisions for loan losses and a gain on sale of servicing rights of $583,000. Part of the increase in net interest income for the nine month period was offset by an increase in other expenses of $1.0 million, principally due to an increase of $572,000 in salaries and benefits expenses and $281,000 in occupancy expenses. Both increases can be attributed to the in-house data processing system conversion and an increase in customer service personnel.

Net Interest Income

  Net interest income increased $729,000 to $4.2 million for the three months ended March 31, 1999, compared with the $3.5 million for the quarter ended March 31, 1998. Net interest income increased by $1.8 million to $11.9 million for the nine months ended March 31, 1999, compared with the $10.1 million for the nine months ended March 31, 1998. The Bank's net interest margin increased 9 basis points to 3.51% for the most recent quarter and 17 basis points to 3.48% for the nine months ended March 31, 1999. Average interest earning assets increased $63.4 million to $479.6 for the quarter ended March 31, 1999, and $71.8 million for the nine months ended March 31, 1999, as compared to the same periods in 1998. Average loans increased $53.4 million and average securities increased $20.1 million during the most recent quarter as compared with the same quarter in 1998. Average loans increased $51.7 million and average securities increased $892,000 during the nine months ended March 31, 1999, compared with the nine months ended March 31, 1998. The increase in average loans, which provide higher yields than investments, coupled with a decrease of 20 basis points in the Bank's cost of funds, which decreased to 4.73% for the quarter ended March 31, 1999, were the primary factors leading to the increase in net interest margin.

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

Provision for Loan Losses

  Cascade's provision for loan losses was $127,000 for the three months ended March 31, 1999, as compared with $0 for the 1998 period. Provisions were $427,000 and $202,000 for the respective nine months. At March 31, 1999, and June 30, 1998, the Bank's loan loss allowance totaled $4.3 million and $4.1 million, respectively, and the loan loss allowance as a percent of net loans outstanding was 1.1% at each date. Nonperforming loans decreased $969,000 to $951,000 at March 31, 1999, as compared to the period ending June 30, 1998. Substandard loans decreased $1.6 million to $2.9 million during the same period. The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors. Management intends to grow the commercial, nonconforming, construction and income property portfolios. These loans typically have a higher credit risk that will require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

  Other income increased $413,000 to $1.1 million for the three months ended March 31, 1999, as compared with the three months ended March 31, 1998. This increase was the result of a gain on sale of servicing rights of $583,000.
This gain was partially offset by a decrease in other income of $118,000. For the nine months ended March 31, 1999, other income increased $584,000 to $2.3 million as compared with the nine months ended March 31, 1998. This increase is primarily due to a gain on sale of servicing rights of $583,000 and an increase in gain on sales of loans of $342,000. These gains were partially offset by decreases in service charges of $70,000 and other income of $151,000. Increased saleable production origination volumes resulted in significant increases to gain on sale of loans.

Other Expenses

  Other expenses increased to $3.2 million for the three months ended March 31, 1999 compared with $2.7 million for the three months ended March 31, 1998.
This increase is due primarily to increases in salaries and employee benefits of $311,000 and occupancy costs of $176,000. Both increases are due to the in-house data processing system conversion and an increase in customer service personnel. For the nine month period ended March 31, 1999, other expenses totaled $8.8 million, a $1.0 million increase from the March 31, 1998, total. Increases in salaries and employee benefits and occupancy costs related to development of new products and services and the in-house data processing system conversion were the primary causes of this increase.

Liquidity and Sources of Funds

  Cascade maintains liquidity balances in FHLB deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $32.5 million in March 1999, which were in excess of the required liquidity level of $16.6 million.

  Loan commitments outstanding at March 31, 1999, were $15.3 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $7.2 million at March 31, 1999.

  At March 31, 1999, the Bank had an unused line of credit from the FHLB-Seattle of $71.9 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $185.8 million. The Bank also had $6.4 million of reverse repurchase agreements outstanding, a decrease of $7.1 million from June 30, 1998.

Capital Resources

  Cascade Bank is in full compliance with all capital requirements established by the Office of Thrift Supervision ("OTS") at March 31, 1999. Cascade's regulatory capital requirements and related excess capital amounts as of March 31, 1999, are presented in the following table:

  Core capital                     Amount      Percentage
  ------------                    --------     ----------
  Tier 1 (Core) capital          $  34,533        6.52%
  Less:  Minimum requirement        21,181        4.00
                                  --------       ------
  Excess                         $  13,352        2.52%
                                  ========       ======

  Risk-based capital               Amount      Percentage
  ------------------              --------     ----------
  Risk-based capital             $  38,194       10.70%
  Less: Minimum requirement (1)     28,553        8.00
                                  --------       ------
  Excess                         $   9,641        2.70%
                                  ========       ======

______________________
  (1) Based on risk-weighted assets.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The OTS has advised the Corporation that at March 31, 1999, Cascade Bank is a "well capitalized" institution.

  The OTS issued a final rule on December 1, 1998, that provides comprehensive guidance to management and examiners covering among other things, interest rate risk, investment securities and the use of financial derivatives. The guidance provides guidelines for examiners to use in evaluating the effectiveness of a financial institution's risk management practices and identifies a set of "sound practices" management should consider to improve their own risk management practices. The rule describes the qualitative and quantitative guidelines examiners will use to rate an institution's exposure to interest rate risk.

  Management does not believe the rule will materially adversely effect the current business strategy.

                               YEAR 2000 DISCLOSURE

  In the past, computer software commonly condensed a century date to just two digits to conserve computer storage space. Thus, computers may interpret "00" as "1900" rather than "2000". This could result in the inability of software applications to properly process transactions with the dates in the Year 2000 or thereafter. The Year 2000 problem is of particular concern to Cascade and other financial institutions because most financial transactions, such as interest accruals and payments, are date sensitive and there is much interaction with numerous customers, vendors and third party service providers whom must also address the century date change issue.

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

  The Year 2000 problem will impact both information technology ("IT") and non-IT. IT includes computer hardware and software, whereas non-IT typically includes embedded technology, such as microcontrollers, automated teller machines ("ATMs") and elevators. With this in mind, the Team performed an assessment of its Year 2000 exposure and created a business readiness report in terms of the Bank's critical business processes (both IT and non-IT), hardware and software inventories, significant borrowers, funding sources and significant business partners. This assessment was followed with a technical review of the automated systems of the Bank. The report provides a Year 2000 project plan with testing schedules, budget estimates and contingency plans. The Team identified certain systems as "mission critical" and the project plan called for all mission critical Year 2000 testing be completed by December 31, 1998. Testing for non-mission critical systems is on-going and testing for these systems not tested in 1998 will continue into 1999.

  The majority of software systems used by Cascade Bank are standard vendor-supplied solutions under maintenance contracts. These solutions have either been certified by the vendors as year 2000 compliant, are being modified for Year 2000 compliance by the vendor, or are being replaced by the Bank with Year 2000 compliant systems.

  Mission critical software was tested in 1998 and this testing has been completed. Hardware testing for mission critical systems was completed in February. Cascade is participating in the Mortgage Bankers Association Year 2000 Inter-System Readiness Test, an industry-wide test of various mortgage banking software platforms. This testing is to be completed in May and involves testing of loan origination and loan closing systems. Testing of the software and hardware for ATM and debit card systems was completed in April.
On May 7, 1999, the Bank was notified its ATM and debit card third party processor had not completed all Year 2000 testing as proscribed by the Federal Banking Regulators. This processor handles many other financial institutions as well as the Bank. The processor has until June 30, 1999 to meet its testing requirements. Management is reviewing options previously identified in its renovation plans for resolving this potential issue.

Costs to address Year 2000 issues

  The Team anticipated the Bank would need to spend approximately $250,000 to upgrade computer equipment, test software, purchase software upgrades and hire additional temporary staff for Year 2000 issues. As of March 31, 1999, the Bank has expensed $85,000 of the budgeted amount. The Bank added one additional employee to work on Year 2000 projects and does not anticipate adding additional employees. These expenses will be funded through normal cash flows from operations. There may be costs associated with resolving the ATM-debit card processor issue. These costs, if incurred, would not be material in any single reporting period. Management will take whatever steps necessary to enforce its contractual rights.

Risks associated with the Year 2000

  The nature of the Year 2000 problem makes it difficult, if not impossible, to determine what the exact risks will be to the Bank. There are numerous issues beyond the Bank's control, such as electric power and telephone communications. The Bank interacts with many customers, vendors and third party service providers, who in turn interact with many of the same. Due to the interdependence of computer systems today, it is simply impossible for any one party to eliminate the risk related to the Year 2000 problem. If the computer systems of a third party on which Cascade relies are not converted by the Year 2000, there may be significant costs incurred by Cascade. The Bank has been in contact with its large loan customers, to insure they are aware of the Year 2000 problem and are in the process of addressing the issues. In the event that these loan customers are unable to operate due to a Year 2000 problem, there may be a loss of revenue for Cascade.

Contingency Plans

  As the nature of the problems that may result from the Year 2000 problem are extremely varied and vague, it has proven to be quite challenging to create one contingency plan. However, the Team has created a worst-case-scenario contingency plan for each of its mission critical systems. The Team is currently in the stage of implementing this plan and testing will occur in June.

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

                                        CASCADE FINANCIAL CORPORATION


  May 14, 1999                          /S/ Russell E. Rosendal
                                        -----------------------------
                                        By:  Russell E. Rosendal
                                             Executive Vice President
                                             (Chief Financial Officer)