Form 10-K405
period 1999-06-30
CASCADE FINANCIAL CORP
filed 1999-09-28
CIK 928911

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the Fiscal Year Ended June 30, 1999

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   Commission file number 0-25286

                    CASCADE FINANCIAL CORPORATION
                    -----------------------------
        (Exact name of registrant as specified in its charter)

               Delaware                                   91-1661954
---------------------------------------     ----------------------------------
   (State or other jurisdiction of              (I.R.S. Employer I.D. Number)
   incorporation or organization)

 2828 Colby Avenue, Everett, Washington                      98201
----------------------------------------    ----------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,
 including area code:                                  (425) 339-5500
                                            ----------------------------------

Securities registered pursuant to
 Section 12(b) of the Act:                                None
                                            ----------------------------------

Securities registered pursuant to                   Common Stock, par value
 Section 12(g) of the Act:                               $0.01 per share
                                            ----------------------------------


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

     As of September 24, 1999, there were issued and outstanding 5,472,471 shares of the registrant's Common Stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Smallcap Market under the symbol "CASB." Based on the average of the bid and asked prices for the Common Stock on September 24, 1999, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $58.8 million (based on $10.75 per share). For purposes of this calculation, officers and directors of the registrant are not considered nonaffiliates of the registrant.

               DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (the "Annual Report")(Part II).

     2. Portions of registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

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

     As of June 30, 1999, the Corporation conducted its business from its main office in Everett, Washington and ten other full service offices and one loan origination office in the greater Puget Sound region. At June 30, 1999, the Corporation had total assets of $557.1 million, total deposits of $361.8 million and stockholders' equity of $34.2 million. The savings deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") and to a lesser amount, the Bank Insurance Fund ("BIF"), up to the limits specified by law.

     Cascade is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Cascade is a member of the Federal Home Loan Bank System ("FHLB") and is subject to certain limited regulations promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve"). As the holding company of Cascade, the Corporation also is subject to regulation and oversight by the OTS. Such regulation and supervision govern the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities, which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress could have a material impact on the Corporation, Cascade and their respective operations. See "Regulation."

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

      The Corporation's principal business activities are commercial banking, mortgage lending, construction and income property lending and consumer banking. The Corporation seeks to control its interest rate risk by generally retaining in its portfolio adjustable rate and balloon loans that are funded with a combination of FHLB-Seattle advances and deposits from the local market area. The Corporation also sells a portion of the long-term fixed rate residential loans it originates. The Corporation's strategy for the coming years is to increase the business, consumer, and commercial real estate portions of the Bank's portfolio relative to the residential mortgage portfolio. Management is also reviewing plans for additional branches, potential acquisitions and other methods to increase customer convenience and expand the Bank's market area.

Market Area
-----------
     Headquartered in Everett, Washington, the Corporation serves its customers from eleven full service offices, eight in Snohomish County, two in King County and one in Skagit County. The Corporation has a mortgage origination office in Whatcom County. The Corporation serves the financial services need of the diverse geographic communities in which it operates.

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

Lending Activities
------------------
     General. The Corporation originates business, consumer and real estate loans primarily through its full service office staff and commissioned business bankers and loan officers. Business bankers and loan officers direct their efforts toward establishing and maintaining ongoing relationships with local businesses and consumers. These customers are a valuable source for new loan origination referrals. During the year just completed most loans were for the purchase or refinance of one-to-four family, multi-family, and commercial properties, for construction of one-to-four family homes and home equity lending. As of June 30, 1999, $261.8 million or 54.4% of the Corporation's total loans consisted of loans secured by one-to-four family residential properties (permanent and construction), $49.2 million or 10.2% of total loans consisted of commercial real estate and land loans, $85.9 million or 17.8% consisted of multi-family loans, $61.7 million or 12.8% consisted of commercial business loans and $22.9 million or 4.8% consisted of installment loans.

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

     Residential Construction Loans. The Corporation originates construction loans on one-to-four family homes either to individual borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have terms of twelve months. The interest rates charged by the Corporation on construction loans are indexed to the prime rate and vary depending on the loan. The Corporation requires personal guaranties of payment from the principals of the borrowing entities. All construction loans require approval by various levels of corporate personnel, depending on the size of the loan. At June 30, 1998 and June 30, 1999, the percentage of the Corporation's gross loan portfolio that consisted of one-to-four family construction loans was 11.7% and 11.3%, respectively. Management has sought to increase the residential construction loan portfolio because of its relatively high margins, beneficial asset/liability characteristics and the favorable housing market in the Corporation's market area. The residential construction portfolio is limited by Board of Director policy to 15% of assets.

     Construction loans involve further credit risks because loan funds are advanced upon the security of the project under construction that is of uncertain value before completion. The Corporation's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs proves to be inaccurate, the Corporation may be required to advance additional funds to complete the development. If, upon completion of the project the marketability of the property proves to be inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, and the loan may become nonperforming. Delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. Furthermore, if the estimate of value proves to be inaccurate, the Corporation may be confronted with, at or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment.

     Home Equity/Line of Credit Lending. Loans are made either independently through the Corporation's retail offices or in connection with the closing of a residential mortgage loan. Management views these loans as important in building the Corporation's orientation toward a full service community bank. The balance outstanding in this portfolio has increased to $29.3 million at June 30, 1999 as compared to $28.3 million in 1998. At June 30, 1998 and 1999, the total amount of outstanding unused lines of credit was $21.8 million and $23.8 million, respectively.

     Multi-family Loans. Multi-family loans totaled $85.9 million or 17.8% of total loans at June 30, 1999. The multi-family portfolio is limited, by policy, to 20% of assets. New loan originations are all in the Puget Sound region with adjustable rates. The multi-family portfolio is principally comprised of small to medium-size apartment projects ($2.5 million in loan amount or less) with loan-to-value ratios in the 70% to 80% range.

     Commercial Real Estate and Land Loans. Commercial real estate and land loans totaled $49.2 million or 10.2% of the Corporation's total loans at June 30, 1999. All commercial real estate and land loans are secured by properties in the western Washington area, mainly in the Puget Sound region. Improved property such as office buildings and small commercial business properties such as strip shopping centers secure the Corporation's commercial real estate loans. At June 30, 1999, the largest commercial real estate and land loan in the Corporation's portfolio was $4.7 million, which was performing according to its terms at that date.

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

     Installment Loans/Consumer Loans. Consistent with the community banking strategy, management has initiated a consumer loan program focusing on boats, automobiles and recreational vehicles, as well as a limited amount of unsecured personal loans. This portfolio increased $2.7 million to $22.9 million at June 30, 1999 as compared to the $20.2 million outstanding at June 30, 1998. Management expects this portfolio will continue to increase and diversify in future years as new consumer products are introduced.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     Business Loans. During 1997, a line of business banking products was developed and is currently being marketed by the Bank. The merger with AmFirst Bancorporation ("AmFirst") provided the Bank with a portfolio of business loans, as well. These loans are typically for one-year terms, with adjustable rates indexed to the prime rate. Included in these products are secured and unsecured loans and lines of credit. Commercial property, business inventories, commercial equipment and personal property of the business owner serves as collateral for the secured business loans. Commercial business loans increased from $41.5 million at June 30, 1998 to $61.7 million at June 30, 1999. Unsecured business loans totaled $4.0 million at June 30, 1999.

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

                                                                    For the Year Ended
                                               -----------------------------------------------------------
                                                                          June 30,
                                               -----------------------------------------------------------
                                                   1995         1996       1997        1998      1999
                                               -----------------------------------------------------------
                                                                   (Dollars in thousands)

Total gross loans at beginning of period       $  223,610     261,013     287,124     360,439     408,189
Loans originated
  Real estate mortgage
    One-to-four family residential                 85,966      79,752      94,521     256,257     291,174
    Multi-family residential and commercial         3,928      13,040      37,427      24,977      57,149
  Single-family construction                       22,828      31,719      28,592      57,089      53,405
  Commercial                                       12,776      12,293      12,287      20,649      20,181
  Installment                                       1,225      10,083      22,947      11,742      11,427
                                               -----------------------------------------------------------
    Total loans originated                        126,723     146,887     195,774     370,714     433,336
Loans purchased                                       369         821         110         245         685
Whole loans sold                                   43,969      57,286      50,825     190,374     229,910
Loan principal repayments                          43,305      61,921      71,203     132,402     130,318
Other                                              (2,415)     (2,390)       (541)       (433)       (534)
                                               -----------------------------------------------------------
Loan activity, net                                 37,403      26,111      73,315      47,750      73,259
                                               -----------------------------------------------------------
Total gross loans at end of period                261,013     287,124     360,439     408,189     481,448
                                               ===========================================================

Loans converted to mortgage-backed securities:
  Loans securitized                                15,393      32,330      17,419      24,400      20,137
  Mortgage-backed securities sold                  10,623     32,330       17,419      24,385      20,137

                                             5

Loan Portfolio Analysis.  The following table sets forth the Corporation's loan portfolio by type of loan and by type of security as of the dates indicated.

                                                             At June 30,
                         ----------------------------------------------------------------------------------
                              1995             1996             1997            1998             1999
                         ----------------------------------------------------------------------------------
                         Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount Percent
                         ---------------  ---------------  ---------------  ---------------  --------------
                                                          (Dollars in thousands)
Type of Loan
------------
Real estate mortgage
  Residential (1)(2)   $192,482   77.22  208,979   76.69  262,605   76.96  260,491   67.71  287,604   63.11
  FHA and VA              3,458    1.39    3,085    1.13    3,955    1.16    6,189    1.61    5,611    1.23
  Commercial             16,770    6.73   14,739    5.41   25,250    7.40   31,746    8.25   49,066   10.77
  Land loans                202    0.08      194    0.07      606    0.18      232    0.06      106    0.02
Real estate
 construction            23,436    9.40   31,125   11.42   33,361    9.78   47,861   12.44   54,500   11.96
Commercial               22,091    8.86   26,016    9.55   24,601    7.21   41,494   10.79   61,676   13.53
Installment               2,574    1.03    2,986    1.10   10,061    2.95   20,176    5.24   22,885    5.02
                       ------------------------------------------------------------------------------------
  Total Loans           261,013  104.71  287,124  105.37  360,439  105.64  408,189  106.10  481,448  105.64
Less:
  Due to borrowers
   on construction
   loans                  6,215    2.49    9,082    3.33   12,865    3.77   16,966    4.41   19,087    4.19
  Unearned discounts      2,225    0.89    2,235    0.82    2,494    0.73    2,346    0.61    2,371    0.52
  Allowance for
   possible loan
   losses                 3,305    1.33    3,336    1.22    3,879    1.14    4,143    1.08    4,254    0.93
  Valuation
   allowance
   on loans
   held for sale             18      --        7     --        --      --       --      --       --      --
                       ------------------------------------------------------------------------------------
  Total loans, net     $249,250  100.00  272,464  100.00  341,201  100.00  384,734  100.00  455,736  100.00
                       ====================================================================================
Type of Security
----------------
Real estate mortgage
  One-to-four
   family (2)          $192,080   77.06  205,525   75.43  241,050   70.65  251,805   65.45  261,822  57.45
  Multi-family           27,296   10.95   37,664   13.82   58,662   17.19   62,736   16.31   85,893  18.85
  Commercial             16,770    6.73   14,739    5.41   25,250    7.40   31,746    8.25   49,066  10.77
  Land loans                202    0.08      194    0.07      606    0.18      232    0.06      106    0.02
Other                    24,665    9.89   29,002   10.64   34,871   10.22   61,670   16.03   84,561   18.55
                       ------------------------------------------------------------------------------------
  Total Loans           261,013  104.71  287,124  105.37  360,439  105.64  408,189  106.10  481,448  105.64
Less:
  Due to
   borrowers on
   construction loans     6,215   2.49     9,082    3.33  12,865  3.77   16,966   4.41      19,087    4.19
  Unearned discounts      2,225   0.89     2,235    0.82   2,494  0.73    2,346   0.61       2,371    0.52
  Allowance for
  possible loan losses    3,305   1.33     3,336    1.22   3,879   1.14   4,143   1.08       4,254    0.93
  Valuation allowance
   on loans held
   for sale                  18     --        7       --      --     --      --     --          --     --
                       ------------------------------------------------------------------------------------
Total loans, net       $249,250 100.00  272,464   100.00  341,201 100.00 384,734 100.00    455,736  100.00
                       ====================================================================================

-------------------
(1)  Includes construction loans converted to permanent loans.
(2)  Includes home equity loans.



     The following table sets forth the estimated repricing or maturity of the Corporation's loans and mortgage-backed securities for years ended June 30, 1997, 1998, and 1999, and the dollar amount of such securities and loans at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Mortgage-backed securities are reported without premiums or discounts.

                                               1999
                    ----------------------------------------------------------
                     Mortgage  Commercial  Installment  Total   Mortgage Backed
                       Loans      Loans       Loans     Loans      Securities
                    ----------------------------------------------------------
Amount repricing
 or maturing
  Within one year    $142,318    28,669       3,395    174,382       4,394
  After one year
  through three        72,331     3,730       6,918     82,979       1,677
  After three years
  through five         69,144    15,452      10,724     95,320          43
  After five years    113,094    13,825       1,848    128,767      24,753
                     --------------------------------------------------------
     Total           $396,887    61,676      22,885    481,448      30,867
                     ========================================================

Interest rate terms
 on amounts due
 after one year
     Fixed             76,923    31,609       3,718    112,250      22,360
     Adjustable       265,715     9,526      17,983    293,224       4,113

                                               1998
                    ----------------------------------------------------------
                     Mortgage  Commercial  Installment  Total   Mortgage Backed
                       Loans      Loans       Loans     Loans      Securities
                    ----------------------------------------------------------
Amount repricing
or maturing
  Within one year    $136,020    21,539       2,651    160,210       7,837
  After one year
  through three        98,160     5,830       1,710    105,700       3,322
  After three years
  through five         59,823     8,884      15,815     84,522         801
  After five years     52,516     5,241          --     57,757      11,044
                     --------------------------------------------------------
     Total           $346,519    41,494      20,176    408,189      23,004
                     ========================================================

Interest rate terms
on amounts due
  after one year
     Fixed             77,146    13,529       2,025     92,700      15,167
     Adjustable       187,588     9,390      17,103    214,081       5,390

                                               1997
                    ----------------------------------------------------------
                     Mortgage  Commercial  Installment  Total   Mortgage Backed
                       Loans      Loans       Loans     Loans      Securities
                    ----------------------------------------------------------
Amount repricing
or maturing
  Within one year    $135,496    15,065         782    151,343       6,100
  After one year
  through three        63,685     5,249         113     69,047       5,014
  After three years
  through five         93,696     3,671       8,069    105,436       4,743
  After five years     32,900       616       1,097     34,613      14,091
                     --------------------------------------------------------
     Total           $325,777    24,601      10,061    360,439      29,948
                     ========================================================

Interest rate terms
on amounts due
  after one year
     Fixed             82,887     9,571       1,172     93,630      23,848
     Adjustable       194,138     7,554       8,443    210,135       6,100

Loan Maturity and Repricing
---------------------------
     The following table sets forth information at June 30, 1999, regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates and balloon repayment dates are shown as maturing at their next repricing date. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.



                                                       Due after   Due after   Due after
                                  Due during          3 through 5  5 through  10 through   Due after
                               the year ending           years     10 years    15 years    15 years
                                   June 30,              after      after       after       after
                        ----------------------------    June 30,   June 30,    June 30,    June 30,
                           2000      2001      2002      1999       1999        1999        1999     Total
                        --------    ------    ------    ------     ------     -------     -------   -------
                                                      (Dollars in thousands)
Real estate mortgage
     Residential        $ 78,895    42,367    21,069    57,620     50,096     6,481       36,687    293,215
     Commercial            9,098     5,432     3,433    11,494     14,882     3,952          775     49,066
     Land                     76        --        --        30         --        --           --        106
One-to-four family
     construction         54,249        --        30        --        221        --           --     54,500
Commercial                28,669     1,998     1,732    15,453     13,510       200          114     61,676
Installment                3,395       529     6,389    10,724        706     1,142           --     22,885
                        -----------------------------------------------------------------------------------
     Total loans        $174,382    50,326    32,653    95,321     79,415    11,775       37,576    481,448
                        ===================================================================================


     The following table sets forth the dollar amount of all loans as of June 30, 1999, due after one year which have fixed interest rates and have floating or adjustable interest rates.

                                                 Fixed           Floating or
                                                 Rates        Adjustable Rates
                                                 ----------------------------
                                                    (Dollars in thousands)
    Real estate mortgage
     Residential                                 $  73,927          219,288
     Commercial                                      2,936           46,130
     Land                                               30               76
    One-to-four family construction                     30              221
    Commercial                                      31,609            9,526
    Installment                                      3,718           17,983
                                                 ----------------------------
     Total                                       $ 112,250          293,224
                                                 ============================

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

     Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Management Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of the loan. The Corporation's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, the Corporation will initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan's principal becomes uncertain. It is intended that the Corporation's allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. As of June 30, 1998 and 1999, the Corporation had $1.9 million and $1.2 million, respectively, of loans accounted for on a nonaccrual basis (i.e., loans upon which management believes the future collectibility of interest is uncertain).

     The aggregate amounts of the Corporation's classified assets and of the Corporation's general and specific loss allowances and charge-offs for the period then ended were as follows.

                                                At June 30,
                         ------------------------------------------------------
                           1995       1996         1997        1998        1999
                         ------------------------------------------------------
                                         (Dollars in thousands)
Substandard              $ 8,588     2,874        2,583        4,433      2,149
General loss allowances    3,005     3,036        3,579        3,776      4,254
Specific loss allowances     300       300          300          367         --
Charge-offs                  213        30          272           45        323

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

     While the Corporation believes that the established allowance for loan losses is adequate at June 30, 1999, there can be no assurance that regulators, when reviewing the Corporation's loan portfolio in the future, will not require the Corporation to increase its allowance for loan losses, thereby adversely affecting the Corporation's financial condition and net income.

     The Corporation provided $810,000, $246,000 and $427,000 of loan loss provisions for the three years ended June 30, 1997, 1998 and 1999, respectively. The merger with AmFirst added a portfolio of approximately $25 million in commercial business loans. While adequately reserved at the time of the merger, this portfolio coupled with the Bank's intent to originate additional commercial loans and other higher risk loan products will necessitate increasing the Bank's allowance for loan losses in future years. Management expects to record additional provisions for losses on loans in future years as portfolios increase and diversify.

  The following table sets forth information with respect to the Corporation's nonperforming assets at the dates indicated.

                                                      At June 30,
                                      -----------------------------------------
                                      1995      1996     1997     1998     1999
                                      -----------------------------------------
                                                (Dollars in thousands)
Loans accounted for on
 nonaccrual basis:
   Real estate mortgage
    Residential                       $  617      373     759      971      618
    Commercial                            --       --      --       --       --
    Land loans                            --       --      --       --       --
   Commercial                             --      225     152      199      338
   Installment                            --        2      --      751      245
                                     ------------------------------------------
      Total                              617      600     911    1,921    1,201
Accruing loans which are contractually
   past due 90 days or more:
   Real estate mortgage
    Residential                           --       --     141       --       --
    Commercial                         1,219       --      --       --       --
   Commercial                             --      120      --       --       --
   Installment                            --       --      17       --       --
                                     ------------------------------------------
   Total of nonaccrual and 90 days
   past due loans                      1,836      720   1,069    1,921    1,201
   Real estate owned                   1,643      747     750       74       --
                                     ------------------------------------------
    Total nonperforming assets       $ 3,479    1,467   1,819    1,995    1,201
                                     ==========================================
Total loans delinquent
 90 days or more to
   net loans                            0.74     0.26    0.31     0.50     0.26
Total loans delinquent
 90 days or more to
   total assets                         0.50     0.18    0.25     0.43     0.22
Total nonperforming assets
 to total assets                        0.95     0.37    0.42     0.45     0.22

   Certain loans meet the criteria of troubled debt restructurings as defined in Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan," and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," respectively.

                                                  At June 30,
                                      -----------------------------------------
                                      1995      1996     1997      1998    1999
                                      -----------------------------------------
                                                (Dollars in thousands)
Restructured loans                    $ 4,168   4,150      --       --       --
Interest foregone on restructured loans   148      97       6       --       --

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage by category as of the dates indicated.

                                                                  At June 30,
                                 --------------------------------------------------------------------------
--
                                     1995            1996            1997            1998            1999
                               ----------------------------------------------------------------------------
                               Amount     %     Amount   %      Amount   %      Amount   %      Amount   %
                               ------   ----    -----   ----    -----   ----    -----   ----    -----  ----
                                                           (Dollars in thousands)
Real estate mortgage:
  Residential                  $   --   0.00       --   0.00       --   0.00       --   0.00      --    --
  Commercial real
   estate                         300   1.79      300   2.04      300   1.19      300   0.95      --    --
  Land acquisition
   and development                 --   0.00       --   0.00       --   0.00       --   0.00      --    --
Real estate ? construction         --   0.00       --   0.00       --   0.00       67   0.14      --    --
Commercial                         --   0.00       --   0.00       --   0.00       --   0.00      --    --
Installment                        --   0.00       --   0.00       --   0.00       --   0.00      --    --
Unallocated                     3,005    n/a    3,036    n/a    3,579    n/a    3,776    n/a   4,254   n/a
                               ----------------------------------------------------------------------------
Total allowance for
 loan losses to
 net loans                      3,305   1.31    3,336   1.20    3,879   1.12    4,143   1.07   4,254  0.930
                               ============================================================================

   The following table sets forth an allocation of the unallocated allowance by loan category as of the dates indicated.  The unallocated allowance is however applicable to the loan portfolio in its entirety.

                                                                           At June 30,
                                                     ------------------------------------------------------
                                                      1995        1996       1997        1998         1999
                                                     ------------------------------------------------------
                                                                      (Dollars in thousands)
Real estate mortgage:
 Single-family residential                           $  410        310        540         525          961
 Multi-family                                           270        380        590         630          460
 Commercial real estate                                 910        410        610         760        1,160
 Land acquisition and development                        --         --          6          --           30
Real estate   construction                              225        290        545         790          420
Commercial                                              225        260        500         625          740
Installment                                              30         30        310         400          370
Unallocated                                             935      1,356        478          46          113
                                                   --------------------------------------------------------
 Unallocated allowance for loan
  losses to net loans                                $3,005      3,036      3,579       3,776        4,254
                                                   ========================================================

                                                                   11

     The following table sets forth an analysis of the Corporation's allowance for possible loan losses for the periods indicated.

                                                    For the Year
                                                   Ended June 30,
                                  ---------------------------------------------
                                    1995     1996       1997    1998      1999
                                  ---------------------------------------------
                                              (Dollars in thousands)
Allowance at beginning of period  $ 3,828    3,305      3,336    3,879    4,143
Provision for loan losses            (319)      61        810      246      427
Charge-offs
  Residential real estate              --       --         59       --        7
  Commercial real estate              200       --         --       --       --
  Real estate construction
  Commercial                           11       20        178       29       49
  Installment                           5       10         35       16      267
  Land                                 --       --         --       --       --
    Total charge-offs                 216       30        272       45      323
                                   --------------------------------------------
    Recoveries                         12       --          5       63        7
    Net charge-offs and
    allowance recovered              (523)      30        267      (18)     316
                                   --------------------------------------------
     Balance at end of period      $3,305    3,336      3,879    4,143    4,254
                                   ============================================
Ratio of allowance to net loans
 outstanding at
 the end of the period               1.31     1.20       1.12     1.07     0.93
Ratio of net charge offs
 to average loans
 outstanding during the period       0.23     0.01       0.09    (0.01)    0.08
Ratio of loan loss allowance to
 nonperforming assets               95.00   227.40     213.25   207.67   354.21

Asset and Liability Management Activities
-----------------------------------------
     The Corporation uses interest rate exchange agreements ("swaps") and interest rate caps and floors to control the amount of its interest rate risk by more closely matching the repricing characteristics of its earning assets and costing liabilities or to reduce the cost of longer liabilities. Swaps are agreements in which the Corporation and another party, generally the FHLB-Seattle, and primary dealers of United States government securities, agree to exchange interest payments on a notional principal amount. Caps and floors are agreements whereby for a fixed fee, the Corporation will receive cash payments if a particular interest rate exceeds or falls below the predetermined level. Caps, floors and swaps are one component of the Corporation's asset/liability management program. Depending on customer preferences for loan and deposit products, the Corporation may increase its use of interest rate swaps, caps and floors. The Board of Directors reviews the outstanding hedging transactions of the Corporation periodically. At June 30, 1998 and 1999, the Corporation had $5.0 million and $0, respectively, of notional amount of caps outstanding. There were $13.0 million of floors, $8.5 million and $6.5 million of swaps outstanding at June 30, 1998 and 1999, respectively. These agreements were designated against certain loans. See Note 7 of the Notes to the Consolidated Financial Statements contained in the Annual Report for additional information.

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

                                                        For the Year Ended June 30,
                              -----------------------------------------------------------------------------
                                            1997                     1998                     1999
                              -----------------------------------------------------------------------------
                                          Interest                  Interest                 Interest
                                 Average   and    Yield/  Average    and    Yield/  Average    and   Yield/
                                 Balance Dividend  Cost   Balance  Dividend  Cost   Balance Dividend   Cost
                              -----------------------------------------------------------------------------
                                                              (Dollars in thousands)
ASSETS
Interest-earning assets (1)
  Mortgage loans              $ 276,596   23,238  8.40    292,919   24,618  8.40    321,038   25,878  8.06
  Consumer loans                 18,229    1,626  8.92     40,294    3,550  8.81     48,755    4,273  8.76
  Commercial loans               12,477    1,299 10.41     29,629    2,941  9.93     48,414    4,600  9.51
                              -----------------------------------------------------------------------------
   Total loans                  307,302   26,163  8.51    362,842   31,109  8.57    418,207   34,751  8.31
  Mortgage-backed securities     39,435    2,240  5.68     26,864    1,592  5.93     30,805    1,835  5.96
  Investment and trading
   securities                    44,354    2,527  5.70      9,479      539  5.69     14,482      904  6.24
  Daily interest-earning
   deposits and
   FHLB stock                    10,216      638  6.25      6,353      676 10.64      9,218      715  7.76
                              -----------------------------------------------------------------------------
    Total interest
     -earning assets            401,307   31,568  7.87    405,538   33,916  8.36    472,712   38,205  8.08
Noninterest-earning assets
  Office properties and
   equipment, net                 7,237                     7,902                     9,225
  Real estate, net                  770                       569                       209
  Other noninterest
   -earning assets                6,935                    13,768                    13,947
                              ---------                  --------                  --------
   Total assets               $ 416,249                   427,777                   496,093
                              =========                  ========                  ========
LIABILITIES AND EQUITY
Interest-bearing
 liabilities
  Passbook accounts              15,946      523  3.28     14,529      456  3.14     12,781      391  3.06
  Checking accounts              16,211      371  2.29     15,185      356  2.34     18,540      409  2.21
  Money market accounts          43,071    2,003  4.65     51,750    2,371  4.58     69,426    3,233  4.66
  Certificates of deposit       202,810   11,720  5.78    205,763   12,022  5.84    220,921   12,392  5.61
                              -----------------------------------------------------------------------------
   Total interest-bearing
    deposits                   278,0381    4,617  5.26    287,277   15,205  5.29    321,668   16,425  5.11
Other interest-bearing
 liabilities
  FHLB advances                  72,071    4,183  5.80     69,078    4,015  5.81    102,045    5,280  5.17
  Other interest-bearing
 liabilities                     20,195    1,124  5.57     15,006      898  5.98      5,571      251  4.51
                              -----------------------------------------------------------------------------
   Total interest-bearing
    liabilities                 370,304   19,924  5.38    371,361   20,118  5.42    429,284   21,956  5.12
  Other liabilities              19,938                    27,210                    33,216
                              ---------                  --------                  --------
   Total liabilities            390,242                   398,521                   462,500
  Retained earnings              26,007                    29,256                    33,593
                              ---------                  --------                  --------

   Total liabilities and
    retained earnings         $ 416,249                   427,777                   496,093
                              =========                  ========                  ========
Net interest income (2)                   11,644                    13,798                    16,249
                                          ======                    ======                    ======
Interest rate spread (3)                          2.49                      2.94                      2.96
Net interest margin (4)                     2.90                      3.40                      3.43
Average interest-earning
 assets to average interest-
 bearing liabilities             108.37                    109.20                    110.12

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

                                                   Year Ended June 30,
                    ---------------------------------------------------------------------------------------
                       1997 Compared to Year        1998 Compared to Year          1999 Compared to Year
                        Ended June 30, 1996          Ended June 30, 1997            Ended June 30, 1998
                         Increase (Decrease)         Increase (Decrease)            Increase (Decrease)
                              Due to                       Due to                        Due to
                    ---------------------------------------------------------------------------------------
                                    Rate/                        Rate/                         Rate/
                    Rate   Volume Volume  Net    Rate   Volume  Volume    Net    Rate  Volume Volume  Net
                    ----   ------ ------  ---    ----   ------  ------    ---    ----  ------ ------  ---
                                                      (Dollars in thousands)
Interest-earning
 assets
  Mortgage
   loans (1)       $ (766)  2,979  (109)  2,104      8   1,371      1    1,380 (1,007) 2,362   (97)  1,258
  Consumer
   loans (1)          (26)    966   (33)    907    (20)  1,968    (24)   1,924    (19)   745    (4)    722
  Commercial
   loans (1)          (65)   (265)   11    (319)   (61)  1,786    (83)   1,642   (124) 1,865   (79)  1,662
                    ---------------------------------------------------------------------------------------
    Total loans      (857)  3,680  (131)  2,692    (73)  5,125   (106)   4,946 (1,150) 4,972  (180)  3,642
  Mortgage-backed
   securities        (397) (1,100)  121  (1,376)    97    (714)   (31)    (648)    13    234     2     249
  Securities          (19)    538    (5)    514     (5) (1,988)     5   (1,988)    52    284    28     364
  Daily interest-
   earning
   deposits           (59)    115   (12)     44    449    (241)  (170)      38   (189)   308   (85)     34
                    ---------------------------------------------------------------------------------------
Total net change
 in income on
 interest-
 earning assets    (1,332)  3,233   (27)   1,874 1,956   2,182 (1,790)   2,348 (1,274) 5,798  (235)  4,289
                    =======================================================================================

Interest-bearing
 liabilities
  Interest
   -bearing
   deposits          (568)  1,315   (53)     694    83     486     19      588   (517) 1,819   (82)  1,220
  FHLB advances      (200)    471   (25)     246     6    (174)    --     (168)  (441) 1,916  (210)  1,265
  Other borrowings    (28)    (94)    2     (120)   84    (289)   (21)    (226)  (719)   358  (286)   (647)
                    ---------------------------------------------------------------------------------------
Total net change
 in expenses on
 interest- bearing
 liabilities        $(796)  1,692   (76)     820   173      23     (2)     194 (1,677) 4,093  (578)  1,838
                    =======================================================================================

Net change in
 net interest
 income                                    1,054                         2,154                       2,451
                                           =====                         =====                       =====

-----------------
(1) Does not include interest on loans ninety days or more past due.



Investment Activities
---------------------
     Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest part of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain liquid assets at minimum levels that are set by the OTS. See "REGULATION --Federal Home Loan Bank System." The Corporation may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans. For the month ended June 30, 1999, Cascade's regulatory liquidity was 8.14%.

     The Board of Directors sets the investment policy of the Corporation.
This policy dictates that investments will generally be made with the intent of holding them available-for-sale and will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Corporation and the return on the investments. The Corporation's policy does not permit investment in noninvestment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which include United States Treasury obligations, securities of various federal agencies, mortgage-backed securities ("MBS"), Small Business Administration ("SBA") securities, collateralized mortgage obligations ("CMOs"), certain certificates of deposits of insured banks, repurchase agreements and Federal funds.

     Investment decisions are made by the Asset /Liability Committee, which meets regularly and consists of three members of the Board of Directors, the Chief Financial Officer and other members of senior management. The Committee acts within policies established by the Board of Directors. At June 30, 1998 and 1999, the Corporation's securities portfolio totaled $32.1 million and $74.5 million, respectively. For further information concerning the Corporation's securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Subsidiary Activity
-------------------
     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amounts in excess of 1% are used primarily for community, inner city and community development projects. Cascade's investment in its service corporations did not exceed these limits at June 30, 1999. At June 30, 1999, Cascade's investment in its subsidiaries was $400,000.

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

Real Estate Held for Development
--------------------------------
     Cascade owns a five acre parcel which is in the pre-development stage.
The approximate book balance is $425,000. Upon receiving final zoning and other approvals, it is anticipated Cascade will begin development of the property. It is currently anticipated the parcel will contain approximately 20 lots upon completion of the project. There are considerable uncertainties about timing of receiving the necessary approvals and completion of the development.

The following table summarizes the carrying value and estimated market value of the Corporation's portfolio of investment securities at the dates indicated.

                                                          At June 30,
                   ----------------------------------------------------------------------------------------
                          1995              1996             1997               1998             1999
                   ----------------  ----------------  ----------------  ----------------  ----------------
                   Carrying  Market  Carrying  Market  Carrying  Market  Carrying  Market  Carrying  Market
                   Value     Value   Value     Value   Value     Value   Value     Value   Value     Value
                   ----------------  ----------------  ----------------  ----------------  ----------------
                                                    (Dollars in thousands)
Investment
 securities
  US Treasury      $ 10,595  10,463   10,782  10,722    15,929  15,929     1,002   1,002        --       --
  Municipals          2,529   2,639    5,480   5,480     4,938   4,938        --      --        --       --
  US Government
   Agency                --      --   13,721  13,721    5,871   5,871      2,177   2,177    37,298   37,298
  MBS                69,896   69,360  43,213  42,709   29,657  29,517     23,004  22,933    29,604   29,565
  CMO                   499      481     481     481      493     493        468     468       209      209

  Corporate
   securities
   and mutual
   funds              4,507    4,507  21,069  21,069    2,971   2,971         --      --        --       --
                   ----------------------------------------------------------------------------------------
   Total
    investment
     securities    $ 88,026   87,450  94,746  94,182   59,859  59,719     26,651  26,580    67,111   67,072
                   ========================================================================================

Federal Reserve
 stock             $     70       70      70      70       70      70         --      --        --       --
FHLB-Seattle
 stock                3,959    3,959   4,702   4,702    5,074   5,074      5,486   5,486     7,346    7,346
                   ----------------------------------------------------------------------------------------
                   $  4,029    4,029   4,772   4,772    5,144   5,144      5,486   5,486     7,346    7,346
                   ========================================================================================

The following table sets forth the Corporation's securities portfolio at carrying value at the dates indicated.

                                                           At June 30,
                   ----------------------------------------------------------------------------------------
                          1995              1996             1997               1998             1999
                   ----------------  ----------------  ----------------  ----------------  ----------------
                           Percent           Percent           Percent          Percent            Percent
                  Carrying   of     Carrying   of     Carrying   of     Carrying  of      Carrying    of
                   Value  Portfolio  Value  Portfolio  Value  Portfolio  Value  Portfolio  Value  Portfolio
                   ----------------  ----------------  ----------------  ----------------  ----------------
                                                                        (Dollars in thousands)
US Treasury        $ 10,595  12.04%    10,782  11.38     15,929  26.61      1,002   3.76        --     --
Municipals            2,529   2.87      5,480   5.78      4,938   8.25         --     --        --     --
US Government
 agency                  --     --     13,721  14.48      5,871   9.81      2,177   8.17     37,298  55.58
MBS                  69,896  79.40     43,213  45.61     29,657  49.55     23,004  86.31     29,604  44.11
CMO                     499   0.57        481   0.51        493   0.82        468   1.76        209   0.31
Corporate
 securities
 and mutual
 funds                4,507   5.12     21,069  22.24      2,971   4.96         --     --         --     --
                   ----------------------------------------------------------------------------------------
   Total           $ 88,026 100.00     94,746 100.00     59,859 100.00     26,651 100.00     67,111 100.00
                   ========================================================================================



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

     Deposit Accounts. The Corporation offers a variety of deposit accounts having a range of interest rates and terms. The Corporation's deposits consist of passbook, negotiable order of withdrawal ("NOW"), money market, and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from credit unions, mutual funds and nonbank corporations, such as securities brokerage companies and other diversified companies. The Corporation's deposits are obtained primarily from the areas in which its branches are located. The Corporation relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. Individual certificate accounts in excess of $100,000 are not actively solicited by the Corporation but are accepted at rates at or below other funding sources. In the coming year, the Bank will focus deposit gathering activities on its new line of business deposit products and management expects a large portion of the year's deposit growth will occur in these products.

     In the unlikely event Cascade is liquidated, certain depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders. Substantially all of Cascade's depositors are residents of the State of Washington.

     The following table sets forth information concerning the Corporation's deposits at June 30, 1999. The indicated interest rates were those being offered at June 30, 1999.

                                                                     Percentage
Interest                                        Minimum               of Total
Rate      Term           Category                Amount    Balance    Deposits
----      ----           --------                ------    -------    --------
                                                     (In thousands)

1.90%     None           NOW accounts           $    100    16,782       4.6%
3.00      None           Regular savings             100    12,301       3.4
4.65      None           Money market accounts     2,500    87,835      24.3
0.00      None           Noninterest checking        100    18,100       5.0

                         Certificates of Deposit
                         ------------------------
4.00      0 - 3 mos.     Fixed term, fixed r      1,000        487       0.1
4.76      4 - 6 mos.     Fixed term, fixed rate   1,000     24,168       6.7
4.83      7 - 12 mos.    Fixed term, fixed rate   1,000     97,253      26.9
4.66      13 - 24 mos.   Fixed term, fixed rate   1,000      4,607       1.3
4.74      25 - 48 mos.   Fixed term, fixed rate   1,000      3,034       0.8
4.96      49 - 120 mos.  Fixed term, fixed rate   1,000     23,523       6.5
3.90      Various        Variable rate            1,000         62       0.0
4.86      Various        Jumbo certificates     100,000     73,634      20.4

                                                           ------------------
                                                           $ 361,786  100.00
                                                           =================

     The following table indicates the amount of the Corporation's jumbo certificates of deposit by time remaining until maturity as of June 30, 1999. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                           Jumbo
                                        Certificates
Maturity Period                         of Deposits
---------------                         -------------
                                        (In thousands)

Three months or less                   $       28,404
Over three through six months                  27,446
Over six through twelve months                 13,400
Over twelve months                              4,384
                                        -------------
Total                                  $       73,634
                                        =============
     Borrowings. Savings deposits are the primary source of funds for Cascade's lending and investment activities and for its general business purposes. The Corporation has in the past, however, relied upon advances from the FHLB- Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Corporation's first mortgage loans, and stock issued by the FHLB-Seattle. At June 30, 1998 and 1999, the Corporation had $73.0 million and $142.0 million, respectively, in advances from the FHLB-Seattle. The Corporation's current credit limit with the FHLB-Seattle is 35% of total assets.

     The Corporation enters into reverse repurchase agreements with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings by the Corporation and are secured by designated investments, and mortgage-backed securities. The proceeds of these transactions are used to meet the cash flow needs of the Corporation. At June 30, 1998 and 1999, the Corporation had $13.4 million and $6.0 million, respectively, in outstanding reverse repurchase agreements.

     The Corporation has an unused commitment of $2 million from a regional commercial bank to purchase Fed funds on an unsecured basis.

     The following table sets forth certain information regarding borrowings by the Corporation at the end of, and during, the periods indicated.

                                                          At June 30,
                                               --------------------------------
                                                1997          1998      1999
                                               ------        ------    ------
Weighted average rate paid on:
 Securities sold under agreements to repurchase  5.63%        5.56       4.85
 FHLB advances                                   5.88         5.67       5.01


                                                         For the Year
                                                         Ended June 30,
                                               -------------------------------
                                                1997          1998      1999
                                               ------        ------    ------
                                                     (Dollars in thousands)
Maximum amount of borrowings outstanding
at any month end:
 Securities sold under agreements to
 repurchase                                   $ 22,006       17,283    11,976
 FHLB advances                                  80,109       76,439   141,996

Approximate average short-term borrowings
outstanding with respect to:
  Securities sold under agreements
  to repurchase                                 19,948       14,299     5,571
  FHLB advances                                 70,498       67,782   102,045

Approximate weighted average rate paid on:
 Securities sold under agreements
 to repurchase                                    5.59         5.65      4.51
 FHLB advances                                    5.80         5.92      5.17

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

Personnel
---------

     As of June 30, 1999, the Corporation had 177 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

                            REGULATION
General
-------

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act (the "HOLA"), as amended and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Banks


Office of Thrift Supervision
----------------------------

     The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions. OTS regulations require the Corporation, as a savings and loan holding company, to file periodic reports with the OTS. In addition, it must observe such record keeping requirements as the OTS may prescribe and is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a savings and loan holding company constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

Federal Deposit Insurance Corporation
-------------------------------------

     The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds, the BIF and the SAIF. Cascade's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of Cascade's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are well-capitalized, adequately capitalized, or undercapitalized. The FDIC also places an institution in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depend on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     On September 30, 1996, the Deposit Insurance Funds Act was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including Cascade, to recapitalize the SAIF. As a result of the Deposit Insurance Funds Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including Cascade, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged as assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligation issued by the Financing Corporation in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the Financing Corporation bonds at a rate of approximately 0.013%. Full pro rata sharing of the Financing Corporation payments between BIF and SAIF members will occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of Cascade.

     Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of Cascade does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System
-----------------------------

     The FHLB System, consisting of 12 FHLBs, now is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner. Cascade, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle. Cascade complied with this requirement with an investment in FHLB-Seattle stock of $7.3 million at June 30, 1999. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle. At June 30, 1999, Cascade had $142.0 million in advances from the FHLB-Seattle.

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

Liquidity
---------

     Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratio of Cascade for the month ended June 30, 1999 was 8.14%.

Prompt Corrective Action
------------------------

     Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations intended to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

     At June 30, 1999 Cascade was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test
----------------------------

     All savings associations are required to meet a Qualified Thrift Lender ("QTL") test set forth in the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (1) the association may not make any new investment or engage in activities that would not be permissible for national banks; (2) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) the association shall not be eligible to obtain new advances from any FHLB; and (4) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets; 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1999, the qualified thrift investments of Cascade were approximately 70.39% of the its portfolio assets.

Capital Requirements
--------------------

     Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio, which is defined as the ratio of core capital to adjusted total assets. Core capital is defined to include common stockholders'equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less any intangible assets, except for certain qualifying intangible assets; certain mortgage servicing rights; and equity and debt investments in subsidiaries that are "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a core capital leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that it will permit only those savings associations rated as composite one, the highest rating, under the CAMELS rating system for savings associations to operate at or near the regulatory minimum leverage ratio of 3%. It will require all other savings association to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to Cascade.

     Savings associations also must maintain "tangible capital" of not less than 1.5% of adjusted total assets of Cascade. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage- servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, and general valuation loan and lease loss allowance up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital. See Note 12 to the Consolidated Financial Statements for the Corporation's capital position at June 30, 1999.

Limitations on Capital Distributions
------------------------------------

     OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemption's or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as Cascade that meet their capital requirements, before and after the proposed distribution, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Cascade may pay dividends in accordance with this general authority.

     Savings institution proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings institution may make a capital distribution without notice to the OTS, unless it is a subsidiary of a holding company, provided that it has a regulatory rating in the two top categories, is not of supervisory concern, and would remain adequately capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings institution may not make a capital distribution with prior approval of the OTS and the FDIC if it is undercapitalized before, or because of, such distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

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

     At June 30, 1999, the Corporation had no borrowers with balances in excess of current loans-to-one-borrower limits.

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

Regulatory and Criminal Enforcement Provisions
----------------------------------------------

     Under the FDIA, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, a cease and desist order, or to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

     Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust,
(vi) those activities previously directly authorized by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

     Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "--Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                             TAXATION

Federal Taxation
----------------

     General. The Corporation and Cascade report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Cascade's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Cascade or the Corporation.

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

     Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, Cascade is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income method. Instead, Cascade is required to compute its deduction based on specific charge-offs during the taxable year (Cascade anticipates that this will result in a higher effective tax rate). This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. The Corporation qualified, under the provisions of this tax legislation, for a two-year deferral of its bad debt recapture, which amount is approximately $2.7 million.

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

  Distributions. To the extent that Cascade makes "nondividend distributions" to the Corporation that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or
(ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in Cascade's taxable income. Nondividend distributions include distributions in excess of Cascade's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of Cascade's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from Cascade's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to Cascade's bad debt reserve and deducted for federal income tax purposes would create a tax liability for Cascade. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Cascade makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which Cascade's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including Cascade, whether or not an Alternative Minimum Tax ("AMT") is paid.

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

     The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.5% of gross receipts; however interest received on loans secured by mortgages or deeds of trust on residential properties and interest on obligations issued or guaranteed by the United States are not presently subject to the tax. On August 15, 1994, the Department of Revenue of the State of Washington began an audit of the Corporation's records for compliance regarding the business and occupation tax. The Corporation had not been audited for 17 years. The Department of Revenue has issued a tax billing for approximately $270,000 of which the Corporation has set aside reserves of $120,000. The Corporation has filed an appeal with the Department of Revenue. A determination has been issued reversing two of the three billing issues in the audit. The Corporation has filed another appeal regarding the final issue.

Item 2.  Description of Properties
----------------------------------

     The Corporation owns six full service branch locations and leases five full service locations along with one loan origination office. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at June 30, 1999, including leasehold improvements, furniture and fixtures, of $9.4 million. The Corporation leases approximately 20% of its main office and approximately 50% of its Marysville office to non-affiliated parties. See Note 5 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

Item 6.  Selected Financial Data
--------------------------------

Five Year Financial Highlights

Dollars in thousands except financial ratios

For The Year Ended June 30,              1995           1996           1997           1998          1999
---------------------------------------------------------------------------------------------------------
Interest income                    $    27,460         29,694         31,568         33,916        38,205
Interest expense                        15,693         19,104         19,924         20,118        21,956
Net interest income                     11,767         10,590         11,644         13,798        16,249
Provision for (recovery of)
 loan losses                              (319)            61            810            246           427
Net interest income after
 provision for  loan losses             12,086         10,529         10,834         13,552        15,822
Other income                             2,833          2,780          1,942          2,458         2,837
Other expense                            9,957          9,225         10,897         10,729        12,438
Income before Federal
 income taxes                            4,962          4,084          1,879          5,281         6,221
Net income                               3,304          2,781          1,368          3,525         4,104
Net income per common
 share, basic                             0.63           0.53           0.26           0.66          0.76
Weighted average number
 of shares outstanding, basic        5,214,739      5,257,058      5,266,298      5,312,305     5,420,286
Net income per common
 share, diluted                           0.57           0.48           0.23           0.60         0.69
Weighted average number of
 shares outstanding, diluted         5,709,321      5,792,396      5,832,231      5,843,386    5,956,543


At Year End June 30,                     1995           1996           1997           1998          1999
---------------------------------------------------------------------------------------------------------
Assets                             $   367,597        399,316        434,162        444,155      557,086
Loans                                  249,250        272,464        341,201        384,734      455,736
Cash and securities                    105,426        114,702         79,313         44,103       84,611
Deposits                               252,204        277,897        304,205        312,518      361,786
Stockholders' equity                    23,505         25,532         27,543         31,418       34,239
Non-performing loans                       617            600            911          1,921        1,201


Financial Ratios June 30,                 1995           1996           1997           1998          1999
---------------------------------------------------------------------------------------------------------
Return on assets                          0.95%          0.73           0.33           0.82         0.83
Return on equity                         14.96          11.44           5.26          12.05        12.21
Net interest margin                       3.54           2.90           2.90           3.40         3.43


Results have been restated to reflect the 1997 merger with AmFirst Bancorporation.
Quarterly Results:
                                        Quarter Ended                         Quarter Ended
                         --------------------------------------   ---------------------------------------
                           Sept 30,  Dec 31,   Mar 31,  June 30,  Sept 30,   Dec 31,   Mar 31,   June 30,
                            1997      1997      1998     1998      1998      1998      1999      1999
                         --------------------------------------   ---------------------------------------
                                   (Dollars in thousands, except per share data, unaudited)
Results of operations
  Interest income        $  8,388    8,366      8,373    8,789   $  9,020              8,723     10,260
  Interest expense          5,199    4,971      4,888    5,060      5,245              5,398      5,918
                         -------------------------------------   ----------------------------------------
  Net interest income       3,189    3,395      3,485    3,729      3,775    3,918     4,214      4,342
Provision for
 loan losses                  102       99         --       45        150      150       127         --
  Other income                462      510        735      751        536      607     1,148        546
  Other expense             2,521    2,580      2,708    2,920      2,823    2,771     3,211      3,633
                         -------------------------------------   ----------------------------------------
   Income before
    income taxes            1,028    1,226      1,512    1,515      1,338    1,604     2,024      1,255
Provision for income
 taxes                        382      453        406      515        455      545       691        426
                         --------------------------------------------------------------------------------

  Net income                  646      773      1,106    1,000        883    1,059     1,333        829
  Earnings per share,
   basic                     0.12     0.14       0.21     0.19       0.16     0.20      0.25       0.15
  Earnings per share,
   diluted                   0.11     0.14       0.18     0.17       0.15     0.18      0.22       0.14



Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

     The information contained under the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained under the section captioned "Disclosures about Market Risk" in the Annual Report is incorporated herein by reference.

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

                             PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- "Election of Directors" contained in the Corporation's Definitive Proxy Statement for the Corporation's 1999 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

     The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name                  Age (a)      Position
----                  -------      --------
Frank M. McCord          69          Chairman and Chief Executive Officer (b)

C. Fredrick Safstrom     45          President, Chief Operating Officer and
                                       Director (b)

Robert G. Disotell       44          Executive Vice President, Branch Banking
                                       (b)

Steven R. Erickson       43          Executive Vice President, Income Property
                                       and Construction Lending

David R. Little          53          Executive Vice President, Business Banking

James J. Palm            46          Executive Vice President, Chief Lending
                                       Officer

Russell E. Rosendal      40          Executive Vice President, Chief Financial
                                       Officer and Secretary/Treasurer (b)

Stephen E. Smith         45          Senior Vice President, Bank Operations
                                       Manager

Vera E. Wildauer         41          Senior Vice President, Marketing Director

-------------------------
(a) As of June 30, 1999.
(b) Officer of the Corporation and Bank.

     The principal occupation of each executive officer of the Corporation and Bank is set forth below. All of the officers listed above have held positions with or been employed by the Corporation or Bank for a minimum of five years, unless otherwise stated. All executive officers reside in Everett, Washington, unless otherwise stated. There are no family relationships among or between the executive officers listed above.

     FRANK M. McCORD, CPA became Chairman of the Board of Directors, President and Chief Executive Officer of the Bank in 1990 and subsequently the Corporation. Mr. McCord was the Managing Partner of KPMG Peat Marwick, Seattle, Washington office until his retirement in 1986. In addition to his responsibilities to the Corporation, Mr. McCord is a Director and past Chairman of the Everett Area Chamber of Commerce and is a Director of the Everett Performing Arts Association. Mr. McCord has previously served as President of the Evergreen Area Council of Boy Scouts of America, Treasurer of the United Way of King County, Campaign Chairman of United Way of Snohomish County, Trustee of Seattle University, a Fellow of Seattle Pacific University, Director of the Everett Rotary Club, Treasurer of the Washington Society of Certified Public Accountants, and a Director of the Seattle Chamber of Commerce.

     C. FREDRICK SAFSTROM is the Bank's President and Chief Operating Officer. He has served Cascade in a variety of managerial positions with increasing responsibilities since 1976. Mr. Safstrom is a Trustee and Treasurer of Seattle Pacific University, chairman-elect of the Snohomish County YMCA, past-President and Director of the Everett Public Schools Foundation, Director and Treasurer of Housing Hope, a Director of the Snohomish County Investment Plan, and a member of the Everett Rotary.

     ROBERT G. DISOTELL has been employed by Cascade Bank since 1977 and currently serves as Executive Vice President of Retail Banking. He is responsible for branch deposit and consumer loan production, as well as credit administration. Mr. Disotell has managed a variety of business groups in his tenure at Cascade, including Mortgage Banking,

Loan Servicing, Secondary Marketing, and Community Reinvestment Act (CRA) activities. Mr. Disotell is a resident of Arlington, Washington.

     RUSSELL E. ROSENDAL is the Executive Vice President, Chief Financial Officer and Secretary/Treasurer of the Bank and Corporation. Mr. Rosendal joined Cascade in September 1983 and was elected Corporate Secretary/Treasurer in December 1991. He has served as President of the Puget Sound chapter of the Financial Managers Society and served on their Asset/Liability Committee. Mr. Rosendal is a resident of Mukilteo, Washington.

     STEVEN R. ERICKSON is the Executive Vice President of the Bank responsible for managing residential construction and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board of Directors of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

     DAVID R. LITTLE is the Executive Vice President responsible for the business banking activities of the Bank. Mr. Little joined Cascade in 1997 following the merger with American First National Bank. He is a founding member of the Everett Port Gardner Rotary club and is a resident of Everett.

     JAMES J. PALM is the Executive Vice President of the Bank responsible for Residential Lending. Mr. Palm has been with the Bank since 1996, after previously being with Cascade in the late 1970s. He has been in mortgage banking for the past 24 years, in management and loan origination. Mr. Palm is a resident of Woodinville, Washington.

     STEPHEN E. SMITH is the Senior Vice President for the Operations Division that includes the Information Services, Loan Servicing, Deposit Operations, and Appraisal departments. Mr. Smith received his Masters degree in business administration from Pacific Lutheran University and was inducted into the Betta Gamma Sigma national business honor society. He has been with the Bank since 1998, and has over fifteen years of experience in information technology and process innovation. Mr. Smith is a resident of Mukilteo, Washington.

     VERA E. WILDAUER joined Cascade in 1997 as Senior Vice President, Marketing Director. Ms. Wildauer has over 15 years experience in a full range of bank marketing disciplines among major Washington State financial institutions. As Marketing Director, she is responsible for market research, advertising, public relations, product development and delivery strategy for the bank. Ms. Wildauer is a resident of Bothell, Washington.

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

          The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.*

     (c)  Changes in Control

          The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the section captioned "Proposal I "Election of Directors -- Certain Transactions with the Corporation" of the Proxy Statement.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)(2)  Independent Auditors' Report
              Consolidated Financial Statements
              (a) Consolidated Balance Sheets as of June 30, 1998 and June 30,
                  1999
              (b) Consolidated Statements of Operations for the Years Ended
                  June 30, 1997, 1998 and 1999
              (c) Consolidated Statements of Stockholders' Equity and
                  Comprehensive Income for the Years Ended June 30, 1997,
                  1998 and 1999
              (d) Consolidated Statements of Cash Flows for the Years Ended
                  June 30, 1997, 1998 and 1999
              (e) Notes to Consolidated Financial Statements

     All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

      (3)     Exhibits

              3.1    Certificate of Incorporation of Cascade Financial
                     Corporation2

              3.2    Bylaws of Cascade Financial Corporation2

             10.1    Cascade Financial Corporation 1994 Employee Stock
                     Purchase Plan3

             10.2 Cascade Financial Corporation 1992 Stock Option and Incentive Plan3

             10.3    Cascade Financial Corporation Employee Stock Ownership
                     Plan3

             10.4    Cascade Financial Corporation 1997 Stock Option Plan4

               13    Cascade Financial Corporation 1999 Annual Report to
                     Stockholders

               21    Subsidiaries

               23    Consent of Independent Auditors

      (b)     Reports on Form 8-K

              No Forms 8-K were filed during the quarter ended June 30, 1999.
_________________
1 Incorporated by reference to the Corporation's Proxy statement on Form Def 14A File No. 000-25286.
2 Incorporated by reference to the Corporation's Registration Statement on Form S-4 File No. 33-83200.
3 Incorporated by reference to the Corporation's Annual Report on Form 10-K For June 30, 1998.
4 Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File No. 333-24203).

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CASCADE FINANCIAL CORPORATION

Date:  September 21,1999          By:   /s/ Frank M. McCord
                                        ------------------------------------
                                        Frank M. McCord
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Russell E. Rosendal                  By:   /s/ D. R. Murphy
      -----------------------                        ------------------------
      Russell E. Rosendal                            D. R. Murphy
      Executive Vice President                       Director
      (Chief Financial and                     Date: September 21,1999
      Accounting Officer)
Date: September 21,1999

By:   /s/ C. F. Safstrom                       By:   /s/ Ronald E Thompson
      -----------------------                        ------------------------
      C. F. Safstrom                                 Ronald E. Thompson
      President and Director                         Director
Date: September 21,1999                        Date: September 21,1999

By:   /s/ G. Brandt Westover                   By:   /s/ David W. Duce
      -----------------------                        ------------------------
      G. Brandt Westover                             David W. Duce
      Director                                       Director
Date: September 21,1999                        Date: September 21,1999

By:   /s/ Paull Shin                           By:   /s/ Gary Meisner
      -----------------------                        ------------------------
      Paull Shin                                     Gary Meisner
      Director                                       Director
Date: September 21,1999                        Date: September 21,1999

By:   /s/ Dwayne Lane                          By:   /s/ David O'Connor
      -----------------------                        ------------------------
      Dwayne Lane                                    David O'Connor
      Director                                       Director
Date: September 21,1999                        Date: September 21,1999

By:   /s/ Henry Robinett                       By:   /s/ Janice Halladay
      -----------------------                        ------------------------
      Henry Robinett                                 Janice Halladay
      Director                                       Director
Date: September 21,1999                        Date: September 21,1999

                             Exhibit 13

                   1999 Annual Report to Stockholders

[Pictures appear in background]


                                             "SOLUTIONS"


1999 Annual Report

                                                             Cascade  [LOGO]
                                                           Financial
                                                         Corporation

TABLE OF CONTENTS

Financial
Highlights.....................    2-3

Business Groups................    4-9

Technology.....................     10

Delivery.......................     11

Community......................     12

Management's
Discussion &
Analysis.......................  13-18

Auditors'
Report.........................  19-43

Common Stock
information....................     44

Management.....................     45


[Language appears in background]

                                                                        real
                                                                    solutions

-------------------------------------------------------------------------------
TO OUR STOCKHOLDERS, EMPLOYEES AND CUSTOMERS:            Cascade        [LOGO]
                                                         Financial
                                                         Corporation


This was a year of great accomplishments by the employees of Cascade Financial Corporation. Financially, the Corporation had record earnings and passed the $500 million mark in assets. This important milestone means Cascade has the resources to deliver greater service to its customers.

Many accomplishments took place behind the scenes, including a number of important initiatives to increase customer service. In October, Cascade moved the bank's data processing system in-house. In June, item processing was also moved in-house. Customers now receive their statements faster and the ability to add new products and services is completely in our control.

Cascade Bank was the first community bank in the area to offer online banking via the Internet. Response has been very positive among both consumers and business owners. Customers like the added convenience-and they know they can still count on their local branch for truly personalized service.

COMPARATIVE RETURN
TO STOCKHOLDERS
PERFORMANCE INDEX

Cascade Financial Corporation         NASDAQ (US Stock) Index

1992 -  100                           1992 - 100
1993 -  200                           1993 - 150
1994 -  400                           1994 - 150
1995 -  550                           1995 - 175
1996 -  620                           1996 - 200
1997 -  650                           1997 - 210
1998 -  950                           1998 - 220
1999 - 1100                           1999 - 420

Cascade rewarded shareholders with a seventh 25 percent stock dividend. An initial investment of $1,000 in Cascade Financial stock has grown to $9,537. That's an increase of over 850 percent. In the coming year, Cascade will focus on expanding its branch network in Snohomish and east King Counties and will open three new full service offices, all located inside grocery stores. Designed to meet both consumer and business customers' needs, these branches dramatically improve Cascade's convenience for customers.

Preparing for the Year 2000 has done much to improve processes and customer service. We will continue to build on that effort to give our customers better banking solutions at every opportunity.



/s/Frank M. McCord                                  /s/ Fred Safstrom

Frank M. McCord, Chairman      [Picture of Frank    Fred Safstrom, President
and Chief Executive Officer    McCord and Fred      and Chief Operating Officer
                               Safstrom appears
                               here]

                                                                real
                                                                 solutions

Cascade saw another record year for earnings in fiscal year 1999. This performance was substantially fueled by remarkable growth in the Business Banking group. Unlike many community banks, Cascade's diverse business lines protect the Corporation from economic and competitive uncertanties. Despite industry-wide pressure on net interest margins, Cascade increased net interest income by $2.45 million.

Additionally, efforts continue to improve efficiency and productivity, while sales and revenue continue to grow.

                                                        Lower interest rates
                                                        caused tremendous
                                                        refinancing activity
                                                        In fiscal 1999.

                                                        [Picture appears here]

---------------------------------------------------------
FIVE-YEAR FINANCIAL HIGHLIGHTS

Dollars in thousands except financial ratios (unaudited)

For The Year Ended     June 30,  1995      1996      1997      1998      1999
-------------------------------------------------------------------------------
Net income                      $3,304     2,781     1,368     3,525     4,104

Net interest income             11,767    10,590    11,644    13,798    16,249

Earnings per share (diluted)      0.63      0.48      0.23      0.60      0.69


At June 30,                     1995      1996      1997      1998      1999
-------------------------------------------------------------------------------
Assets                        $367,597   399,316   434,162   444,155   557,086

Loans                          249,250   272,464   341,201   384,734   455,736

Deposits                       252,204   277,897   304,205   312,518   361,786

Stockholders' equity            23,499    25,526    27,537    31,412    34,239

Non-performing loans               617       600       911     1,921     1,201


Financial Ratios                  1995      1996      1997      1998      1999
-------------------------------------------------------------------------------
Return on assets                  0.95%     0.73      0.33      0.82      0.83

Return on equity                 14.96     11.44      5.26     12.05     12.21

Net interest margin               3.54      2.90      2.90      3.40      3.43

Net interest spread               3.20      2.52      2.49      3.14      3.12


Amounts for 1995, 1996 and 1997 have been restated to reflect the acquisition of AmFirst Bancorporation in 1997.


real
  results

ASSETS                                      LOANS
(in millions)                               (in millions)

1995 - $380                                 1995 - $250
1996 - $400                                 1996 - $260
1997 - $420                                 1997 - $330
1998 - $430                                 1998 - $380
1999 - $550                                 1999 - $450



DEPOSITS                                    STOCKHOLDERS'
(in millions)                               EQUITY
                                            (in millions)
1995 - $250
1996 - $275                                 1995 - $21
1997 - $300                                 1996 - $25
1998 - $305                                 1997 - $27
1999 - $350                                 1998 - $30
                                            1999 - $33


NET INCOME                                  NET
(in millions)                               INTEREST
                                            INCOME
1995 - $3.3                                 (in millions)
1996 - $2.8
1997 - $1.2                                 1995 - $12.0
1998 - $3.6                                 1996 - $10.1
1999 - $4.0                                 1997 - $11.0
                                            1998 - $13.0
                                            1999 - $15.1


Net Income for fiscal 1997 was significantly reduced by after-tax charges totaling $1.2 million for recapitalization of the Savings Association Insurance Fund (FDIC) and additional provisions for losses on loans related the acquisition of AmFirst Bancorporation. Net Income and Net Interest Income for fiscal 1995 include a pre-tax recovery of $2.1 million of delinquent interest.

                                                                   real
                                                                    results

[Pictures appear here]                                  The low interest rate
                                                        environment helped
                                                        Cascade to lend over
                                                        $297 million to home
                                                        Buyers in fiscal year
                                                        1999.


Being new in the Northwest, the Stewart family was intent on finding a quality community bank for their financial needs. "I asked around for a good bank and 'Cascade' was the resounding reply," said Brent Stewart, President of United Way of Snohomish County. Cascade financed the home where he and Monica, along with their sons Brent, Jr. and Desmond, live in Everett, Washington.

With Cascade's team approach, customers of the Residential Lending group are routinely referred to a Financial Services Officer for additional banking services. A key to our success is in taking the time to understand our customers' needs and financial goals, and then providing a full range of services to meet those objectives.

RESIDENTIAL LOANS
-------------------------------------------------------------------------
'95 - $160        RESIDENTIAL LENDING
'96 - $165        Many banking relationships start with Cascade's
'97 - $200        Residential Lending group. Over 80 years of experience
'98 - $185        and over 30 loan programs made Cascade Bank the right
'99 - $190        solution for 2,167 customers this year.


family
   solutions

[Picture appears here]                                 A special promotional
                                                       Money Market
                                                       Account brought in
                                                       $17.5 million in new
                                                       consumer deposits -
                                                       and 265 new
                                                       accounts.


[Picture appears here]

Craig at the Colby office made me feel welcome and let me know he wanted my business," Brent added. "The staff seems to want to know their customers and satisfy their needs."

The Stewart family also opened a checking account and uses Cascade's new online banking service with electronic bill payment.


-------------------------------------------------------------------------
CONSUMER LOANS    PERSONAL BANKING
(in millions)
'95 - $ 2.0       As a full-service community bank, Cascade offers a wide
'96 - $ 1.5       range of products to meet consumer needs. Cascade
'97 - $10.0       provides financing for cars and boats.  Home equity
'98 - $18.0       lines of credit offer customers a way to finance home
'99 - $20.0       improvements or consolidate debt. Decentralized credit
                  reporting and lending authority provide quick response time.

         Cascade also offers numerous deposit and transaction account options to satisfy basic banking and saving needs.

                                                                family
                                                                  solutions

[Pictures appear here]

"My two most important objectives are to increase my company's profitability and to be a socially responsible business." As owner of a small but growing business in the bead industry, Duangporn Dunning of Hands of the Hills, Inc. always wanted to expand her company's scope beyond the sale of loose beads.

She wanted to develop a product line of pre-packaged kits for retailers. Cascade Bank was able to explore the financing options available when other banks weren't willing to take the time. Through a Small Business
Administration loan, what literally started in the Dunning garage is now a $2 million dollar company. Hands of the Hills now supplies retailers worldwide and offers job opportunities to many Southeast Asian refugees.

                                                    Cascade's Business Banking
                                                    group made over $20 million
                                                    in loans to local
                                                    businesses-that's a 49
                                                    percent increase over last
                                                    year.

                                                    [Picture appears here]

---------------------------------------------------------------
COMMERCIAL LOANS       BUSINESS BANKING
(in millions)          Cascade Business Bankers are focused on
                       building long-term relationships with
'95 - $20.1            business owners throughout the Puget
'96 - $24              Sound region. With an average of 22 years
'97 - $22              of experience, each Business Banker is
'98 - $41              able to serve as a partner and trusted
'99 - $60              advisor to help our customers succeed.

With a full range of business banking products, Cascade can serve a variety of needs. Services such as Deposit Courier Pickup and Cascade Bank Online offer business customers a high level of convenience.

business
     solutions

The Reykdals have been building quality homes in the Puget Sound area for 30 years. Both father and son like the fact that Cascade is large enough to meet their complex borrowing needs, but small enough to make decisions quickly. "One of the reasons I chose Cascade Bank," comments Gordon P. Reykdal, "is that I know I can touch base with a decision-maker at any time."

"When it comes to closing loans," adds his son, Gordon K. Reykdal, "it happens right on schedule-an important factor when building 40-50 homes a year."

[Pictures appear here]                                  Cascade's construction
                                                        portfolio grew 14
                                                        percent over last year,
                                                        by providing innovative
                                                        products tailored to
                                                        reach builders' needs.

                                                        [Picture appears here]

----------------------------------------------------------------
CONSTRUCTION LOANS          CONSTRUCTION LENDING
(in millions)
                            Cascade financed over $53 million
'95 - $230                  in new construction Lending-an
'96 - $250                  important part of Cascade's portfolio.
'97 - $320                  Our focus is on experience builders
'98 - $380                  offering a quality product for the
'99 - $400                  middle market consumer. For those
                            builders, Cascade develops customized
                            products that respond to changing needs.


                                                              business
                                                                  solutions

[Pictures appear here]

Loveless Brook, Inc. owns and manages commercial properties throughout King County. Many of these are financed by Cascade Bank. "Sure, the cost of the loan is important. And Cascade's rates are very competitive," comments Melvin Brook. "But the professional service of the people we work with at Cascade keeps us coming back. We know they're dedicated to finding the best financing solution for each piece of real estate."

Business Banking customers are finding Cascade an important resource for financing their buildings. Because Cascade has their up-to-date financial information, applying for a commercial real estate loan is considerably easier and faster.

                                                    Cascade streamlined the
                                                    application process for
                                                    smaller buildings-6 to 12
                                                    unit multi-family projects.
                                                    This allows loan officers
                                                    to complete these loans
                                                    more quickly and at a lower
                                                    cost.

                                                    [Picture appears here]
------------------------------------------------------
INCOME PROPERTY            INCOME PROPERTY LENDING
LOANS
(in millions)              Cascade Bank's many years of real
                           estate lending provides the experience
'95 - $ 48                 to help finance multi-family and commercial
'96 - $ 50                 properties held for investments. Competitive
'97 - $ 70                 pricing and the specialized expertise of
'98 - $ 90                 residential lenders contributed to the
'99 - $120                 significant growth in these portfolio loans.
                           Income property lending should continue to contribute a significant share of Cascade's revenue in the coming years-especially in the commercial real estate segment.


investment
     solutions

[Pictures appear here]                                Cascade Investment
                                                      Services, Inc. continues
                                                      to grow rapidly.  Fiscal
                                                      1999 saw $6 million
                                                      invested, which
                                                      contributed $77,000 in
                                                      income to Cascade
                                                      Financial.

"Not everyone is ready for online trading on their own," says Frank Getty, customer of Cascade Investment Services, Inc. "I like to sit down with someone I trust to discuss my plans." Frank and Laura Getty are just two of almost 1,000 customers who prefer to make investment decisions with a little extra guidance. "Jerry Dawson and I reviewed all my current investments and my risk profile. Then, together, we settled on an approach I was comfortable with."

Services like financial check-ups and estate planning help Cascade customers make the right decisions for their future with a bank they can trust.

-------------------------------------------------------------------------------
CASCADE INVESTMENT SERVICES
The majority of Cascade Investment Services' customers already have accounts at Cascade Bank. And they receive the same level of personalized service, without sacrificing any of the investment choices. Cascade Investment Services offers hundreds of mutual funds, variable and fixed annuities, and individual stocks and bonds. Cascade also offers Reverse Mortgages, allowing customers over 62 to increase their monthly income while remaining in their homes.
-------------------------------------------------------------------------------
Securities are offered through FiServ Investor Services, Inc., Member NASD/ SIPC, not an affiliate of Cascade Bank. These products are not insured by the Federal Deposit Insurance Corporation or any other government agency. They are not deposits or other obligations of, or guaranteed by Cascade Bank and are subject to investment risk, including possible loss of principal.

                                                    [Picture appears here]


                                                             investment
                                                                 solutions

[Picture appears here]                                The banking industry has
                                                      been rated number one in
                                                      preparedness by the U.S.
                                                      General Accounting Office
                                                      in Year 2000 readiness.

                                                      [Picture appears here]


Cascade is ready for "Y2K." "The Year 2000 issue was definitely an important reason for us to move our computer processing in-house," says Steve Smith, Manager of Bank Operations. "We wanted to have more control over the entire process."

All testing and computer upgrades are complete and Cascade is ready for the Year 2000. Cascade will spend the rest of this calendar year informing customers that the millenium will change over without a hitch. "The Y2K team is also putting the finishing touches on contingency plans," adds Smith. "That plan includes a New Year's Party for employees and their families. After all, many of us will be here that night to watch over things."


                                                     [Picture appears here]
-------------------------------------------------------------------------------
INTERNAL PROCESSING
The Year 2000 issue also created a number of benefits. Bringing the computer system and item processing in-house affords Cascade the ability to better serve customers. Cascade can be more responsive to market changes and develop new products, as well as generate monthly statements more quickly. Additionally, as Cascade grows, it is considerably more cost-effective to house data processing internally rather than paying to outsource those services.


technology
     solutions

Cascade Bank was the first local bank to offer Internet banking in February 1999 and continues to be a leader in the marketplace.

Fiscal 1999 saw two other delivery initiatives aimed at better serving the consumer market: The installation of cash machines at every branch location, and the upgrade of TellerPhone, the automated telephone service whereby customers can access their account information over the phone.

[Picture appears here]                                Statistics show that
                                                      today's consumers are
                                                      choosing to use all
                                                      types of delivery
                                                      channels.  The key is
                                                      for these channels to
                                                      be integrated, so the
                                                      customer's experience
                                                      is consistent whether
                                                      they're on the phone,
                                                      with a teller, or online
                                                      at midnight.

                                                      [Picture appears here]


-------------------------------------------------------------------------------
DELIVERY STRATEGIES
While Cascade Bank Online is important to our customers, Cascade is also expanding by adding convenient branch locations. A new full service office is slated to open in the Woodinville TOP Food & Drug in September, 1999. With over 800 square feet, the office provides space for business bankers, investment representatives, and residential loan officers to meet with their Woodinville clients in a comfortable and private setting.

Two additional branch offices are scheduled to open in Haggen Food and Pharmacy stores currently under construction in Lake Stevens and Marysville. Haggen, Inc. owns TOP Food & Drug.


                                                    [Picture appears here]


                                                             delivery
                                                                 solutions

[Picture appears here]                                Seventy-two percent
                                                      of Cascade Bank
                                                      employees participate
                                                      in the United Way of
                                                      Snohomish County
                                                      campaign.

                                                      They contribute an
                                                      average of $453 per
                                                      employee, much
                                                      higher than average.

                                                      [Picture appears here]


Cascade is committed to improving the communities it serves. For example, President Fred Safstrom serves as Chair-Elect of the Board of Trustees of the YMCA of Snohomish County. Jerry Beavers, YMCA President and CEO, said "Community support is crucial to the success of our endeavors, and Fred Safstrom's dedication exemplifies the kind of support needed. His creativity, leadership and willingness to put in the hours needed have helped us raise funds to build three brand-new facilities in the county."

The YMCA is Snohomish County's largest provider of childcare. Funds raised ensure all parents can afford quality, safe care with excellent programming for their children.


-------------------------------------------------------------------------------
CORPORATE AND EMPLOYEE GIVING
Cascade is committed to supporting a variety of programs in the communities we serve. In addition to cash donations, employees give a great deal of their personal time to support local charities.

We also support the lighter side of life. Cascade sponsors the Everett AquaSox, as well as numerous neighborhood festivals like Issaquah's Salmon Days.


community
     solutions

This section contains forward-looking statements concerning Cascade Financial Corporation (Cascade or the Corporation) that have been prepared on the basis of the Corporation's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Corporation. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to changes. Accordingly there can be no assurance that many of these strategies will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated.

REVIEW OF FINANCIAL CONDITION

Total assets for the Corporation increased to $557.1 million at June 30, 1999, compared with $444.2 million at June 30, 1998. Total loans increased $71.0 million to $455.7 million at June 30, 1999 compared with $384.7 million at June 30, 1998. Most of this increase in business and real estate secured income property loans. During 1999, the Corporation faced the challenge of deploying growing excess capital. In order to utilize this capital, the Corporation adopted alternative strategies including the purchase of investment grade securities. Cash and securities therefore increased to $84.6 million in 1999 compared with $44.1 million in 1998, resulting in assets with generally lower rates of return than loans originated and retained in portfolio. Management's long term strategy is to continue to increase the Corporation's assets by further expanding the business, income property and consumer banking product lines and communities served.

Funding the earning asset growth was a $49.3 million increase in deposits to $361.8 million at June 30, 1999. Borrowings, principally FHLB-Seattle advances, increased to $147.9 million at June 30, 1999 compared with $86.8 million at June 30, 1998. Management has sought to fund asset growth through increasing business accounts and retail deposits from local communities and the lowest cost long-term borrowing sources.

At June 30, 1999, nonperforming loans totaled $1.2 million compared with $1.9 million at June 30, 1998. The Corporation's nonaccrual coverage ratio (the allowance for losses to nonaccrual loans) improved to 355% at June 30, 1999 compared with 216% at June 30, 1998.

                                                     Net income for the
                                                     year ended June 30,
                                                     1999 was $4.1 million,
                                                     an increase of 16%
                                                     from the previous
                                                     year.

COMPARISON OF OPERATING RESULTS

Net Income

Net income for the year ended June 30, 1999 was $4.1 million, an increase of 16% from the previous year. Earnings per share for fiscal 1999 was $0.76 (basic) and $0.69 (diluted) compared with $0.66 (basic) and $0.60 (diluted) for fiscal 1998. Return on equity was 12.21% for fiscal 1999 compared with 12.05% for fiscal 1998. Higher net interest income and gains from the sale of mortgage servicing rights offset increased operating expenses leading to improved results in 1999. Net income for the year ended June 30, 1997 was $1.4 million or $0.26 per share (basic) and $0.23 (diluted). Return on equity was 5.26% for fiscal 1997. The results for fiscal 1997 include a $1.2 million pre-tax expense for a one-time, industry-wide assessment to recapitalize the Savings Association Insurance Fund.

Net Interest Income

Net interest income for the year ended June 30, 1999 increased to $16.2 million compared with $13.8 million in 1998 and $11.6 million in 1997. The increase resulted from both growth in earning assets and an increase in the net interest margin. Average interest-earning asset balances increased to $472.7 million in 1999 compared to $405.5 million in 1998 and $401.3 million in 1997. Most importantly average loans outstanding increased to $413.9 million in 1999, compared with $362.8 million in 1998 and $307.3 million in 1997. The yield on loans decreased to 8.40% in 1999 from 8.57% in 1998 and from 8.51% in 1997. Interest on securities and interest-bearing deposits increased to $3.5 million in fiscal 1999 from $2.8 million in 1998, but de-

                                             management's discussion
                                              & analysis
creased from $5.4 million in 1997. Management increased securities holdings in 1999 to offset high prepayments in the loan portfolio and increase earning assets. In fiscal 1998 securities balances were reduced to fund growth in loans.

The net interest margin has remained stable over the last three years at 3.43% in 1999, 3.40% in 1998 and 2.90% in 1997. Accelerated prepayments of high rate loans in 1999 offset the decreased market interest rates to which the Corporation's deposits and borrowings are linked. Additionally, competitive pressures for deposits have tended to keep those rates from falling as much as market interest rates. The increase in the margin from 1997 was the result of consistently adding higher yielding commercial business and commercial real estate loans and reducing balances of lower yielding residential mortgage loans during the past two years.

The Corporation's net interest income and margin include the recognition of hedging with off-balance sheet financial instruments. Hedging activities decreased net interest income by $56,000 in 1999, $38,000 in 1998 and $36,000 for the year ended June 30, 1997.

Provisions for Loan Losses

Provisions for loan losses for 1999, 1998 and 1997 were $427,000, $246,500 and $810,000, respectively. At June 30, 1999 and 1998, the Corporation's loan loss allowance totaled $4.3 million and $4.1 million, respectively.

The Corporation monitors its allowance for loan losses as economic conditions dictate. Although the Corporation maintains its allowance at levels that it considers to be adequate for potential losses, there can be no assurance that such losses will not exceed the estimated amounts. Due to favorable economic conditions in the Puget Sound region, Management expects continued good credit performance and low charge-offs. Based on these factors, allowances to total loans decreased to 0.93% at June 30, 1999 compared with 1.08% at June 30, 1998. The provision rate maintained the loan loss allowance at levels consistent with the Corporation's internal analysis. However, no assurance can be given that the Corporation will not sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, will not require significant increases to the allowance.

The Corporation's strategic plan is to originate additional commercial loans and other higher risk loan products that will necessitate increasing the Corporation's allowance for loan losses in future years. Management expects to record additional provisions for losses on loans in future years as portfolios increase and diversify.

Other Income

Other income increased to $2.8 million in 1999 compared with $2.5 million in 1998 and $1.9 million in 1997. The principal reason for the increase in 1999 as compared to 1998 was a $633,000 gain from the sale of mortgage loan servicing rights. Most of these servicing rights were from loans originated by the Corporation's residential lending division during 1999. Management anticipates selling most of the servicing acquired in the future since, at this time, market prices exceed internal valuations. The increase in noninterest income in 1998 as compared to 1997 resulted from increased mortgage-banking activity.

Other Expenses

Other expenses increased to $12.4 million in 1999 from $10.7 million in 1998, and $10.9 million in 1997. Salaries and employee benefits increased $962,000 in 1999 to $6.5 million. Most of this increase was for incentive compensation for mortgage personnel and for additions to branch and operational staff. Additionally, the Corporation brought its entire computer processing systems in-house in 1999, which increased staffing and related depreciation and maintenance expenses. Management will be opening additional branches in the coming year which will also increase salary and benefit costs. Expense increases for marketing, technology and product delivery systems, focusing on productivity and revenue enhancement, should be anticipated as the Corporation further develops delivery systems for new products and services introduced in 2000 and beyond.

YEAR 2000 PROJECT

This section contains forward-looking statements that have been prepared on the basis of management's best judgments and currently available information and constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness Disclosure Act of 1998. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the Corporation's control. In addition, these forward-looking statements are based on current assessments and remediation plans, which are based on certain representations of third-party service providers and are subject to change. Accordingly, there can be no assurance management's discussion
 & analysis
that the Corporation's results of operations will not be adversely affected by difficulties or delays in the Corporation's or in third parties' Year 2000 readiness efforts.

State of Readiness

Cascade Bank (the "Bank") is committed to providing continuous, secure, quality banking operations and services as it transitions to the twenty-first century. Cascade has established a Year 2000 team (the "Team") that is comprised of employees from all significant operational areas of the Bank. This Team is managed by a senior officer and provides regular status reports to executive management and the Board of Directors. Examiners from the OTS have also reviewed the Bank's Year 2000 progress and project plans.

The Year 2000 problem impacts both information technology ("IT") and non-IT. IT includes computer hardware and software, whereas non-IT typically includes embedded technology, such as microcontrollers, automated teller machines ("ATMs") and elevators. With this in mind, the Team performed an assessment of its Year 2000 exposure and created a business readiness report in terms of the Bank's critical business processes (both IT and non-IT), hardware and software inventories, significant borrowers, funding sources and significant business partners. This assessment was followed by a technical review of the automated systems of the Bank. The report provides a Year 2000 project plan with testing schedules, budget estimates and contingency plans. The Team identified certain systems as "mission critical" and the project plan called for all mission critical Year 2000 testing be completed by December 31, 1998. Testing for non-mission critical systems is on-going and testing for these systems continues into 1999.

The majority of software systems used by Cascade Bank are standard vendor-supplied solutions under maintenance contracts. These solutions have either been certified by the vendors as year 2000 compliant, are being modified for Year 2000 compliance by the vendor, or are being replaced by the Bank with Year 2000 compliant systems.

Mission critical software testing was substantially completed in 1998. Hardware testing for mission critical systems was completed in February 1999. Testing of the software and hardware for ATM and debit card systems was completed in April 1999. On May 7, 1999, the Bank was notified its ATM and debit card third-party processor had not completed all Year 2000 testing as proscribed by the Federal Banking Regulators. This processor handles many other financial institutions as well as the Bank. The processor had until June 30, 1999 to meet its testing requirements. On June 30, 1999, the processor certified its compliance. Management is reviewing the certification material and is in consultation with the Federal Banking Regulators on this issue. The Corporation continues to assess the readiness of all its third-party service providers, though it is currently unable to predict their final readiness. The Corporation has established contingency plans for the service providers it deems most critical and will continue monitoring to determine whether to implement specific contingency plans.

Costs to address Year 2000 issues

The Team anticipated the Bank would need to spend approximately $250,000 to upgrade computer equipment, test software, purchase software upgrades, and hire additional temporary staff for Year 2000 issues. As of June 30, 1999, the Bank has expensed approximately $230,000 of the budgeted amount. The Bank added one additional employee to work on Year 2000 projects and does not anticipate adding additional employees. These expenses have been funded through normal cash flows from operations. There may be costs associated with resolving the ATM-debit card processor issue. These costs, if incurred, would not be material in any single reporting period.

Risks associated with the Year 2000

The nature of the Year 2000 problem makes it difficult, if not impossible, to determine what the exact risks will be to the Bank. There are numerous issues beyond the Bank's control, such as electric power and telephone communications. The Bank interacts with many customers, vendors and third party service providers, who in turn interact with many of the same. Due to the interdependence of computer systems today, it is simply impossible for any one party to eliminate the risk related to the Year 2000 problem. If the computer systems of a third party on which Cascade Bank relies are not compliant by the Year 2000, there may be significant costs incurred by the Bank. The Bank has been in contact with its large loan customers to ensure they are aware of the Year 2000 problem and are in the process of addressing the issues. In the management's discussion
                                              & analysis
event that these loan customers are unable to operate due to a Year 2000 problem, there may be a loss of revenue for Cascade Bank.

Contingency Plans

As the nature of the problems that may result from the Year 2000 issues are extremely varied and vague, it has proven to be quite challenging to create one contingency plan. However, the Team has created a worst case scenario contingency plan for each of its mission critical systems. The Team is currently in the stage of implementing this plan and testing will occur in September and throughout the balance of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Corporation exceeded the requirement in each of the last three years.

The Corporation's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Corporation's operating, financing and investing activities during any given period. At June 30, 1999 and 1998, cash and cash equivalents totaled $10.2 million and $12.0 million, respectively. The Corporation's principal sources of funds, exclusive of operating activities, include proceeds from principal payments on loans and mortgage-backed securities and proceeds from the sale of loans.

The Corporation has other significant sources of liquidity including FHLB-Seattle advances, reverse repurchase agreements, and loan sales. If needed, the Corporation has additional borrowing ability with the FHLB-Seattle of $54.1 million at June 30, 1999, as well as abilities to borrow from primary dealers of United States government securities through reverse repurchase agreements. Under these agreements, the Corporation collateralizes the borrowings, generally with mortgage-backed securities or other investment securities. These borrowings are for short time periods, generally no more than sixty days. The Corporation will utilize a particular source of funds based on comparative total costs and availability. The Bank also has $2.0 million in commitments to borrow on an unsecured basis from a local commercial bank.

                                                          At June 30, 1999 the
                                                          Corporation had
                                                          outstanding
                                                          commitments to
                                                          originate loans of
                                                          $17.8 million.

At June 30, 1999 the Corporation had outstanding commitments to originate loans of $17.8 million. The Corporation anticipates that it will have sufficient funds available to meet its current commitments principally through sales in the secondary market. At that same date, certificates of deposit that are scheduled to mature in one year or less totaled $209.7 million. Management believes that a significant portion of such deposits will remain with the Corporation.

DISCLOSURES ABOUT MARKET RISK

The Corporation's principal financial objective is to achieve long-term profitability while limiting exposure to fluctuations in interest rates. Management intends to reduce risk where appropriate but accept a degree of risk when warranted by economic circumstances and internal risk tolerance. Management actively manages asset maturities by holding adjustable rate and balloon loans and selling fixed rate loans. By adjusting the pricing on consumer deposits, differing deposit maturities can be obtained to lengthen (or shorten) the repricing time on liabilities. The Corporation also can borrow funds from the FHLB-Seattle for periods of up to twenty years. At various times Management uses instruments such as interest rate swaps, interest rate cap and floor agreements, and forward sale commitments to reduce the negative effect that rising rates could have on net interest income, or to lower the cost of long-term liabilities. Management, in conjunction with the Corporation's Board of Directors, has established strict policies and guidelines for the use of these off-balance sheet tools.

The Corporation monitors its interest rate risk principally through financial modeling. The principal measure of interest rate risk the Corporation uses is changes in projected net interest income. The near term earnings exposure to interest rate changes is evaluated in the context of certain upward and downward interest rate changes occurring instantaneously. At June 30, 1999 a 200 basis point increase in rates would reduce forecasted net interest income over a twelve-month period by approximately four percent. The Board of Directors set management's discussion
 & analysis
tolerable allowances for changes in net interest income. At June 30, 1999 the allowance for changes in net interest income with a 200 basis point increase in rates was a decrease of up to 5%.

Expected interest rate sensitivity of individual categories of assets and liabilities as of June 30, 1999 is shown in the following table. There are numerous estimates and assumptions that significantly influence this presentation such as prepayment rates. In addition to changes in the level of interest rates, the Corporation is subject to changes in the yield curve (the relationship between short and long term rates), changes in consumer preferences for various loan and deposit products, and general economic conditions. As with any method of modeling and measuring interest rate risk, certain shortcomings are inherent. Therefore, the data presented in the table should not be relied upon as necessarily indicative of actual future results. The weighted average interest rates presented are at June 30, 1999. Please refer to Note 7 of the Notes to the Consolidated Financial Statements for information regarding fair value.

                             Within
                              one   Over one to  Over five
                              year   five years     years     Total  Fair Value

Dollars in thousands

Interest-Sensitive Assets
-------------------------------------------------------------------------------
Loans                      $193,126    196,891      72,344   462,361   460,389
   Rate                        8.12       8.10        7.80      8.06
Cash, investments and
   other interest-
   earning assets            14,996     23,917      38,447    77,360    74,768
   Rate                        5.33       6.14        6.36      6.26

Interest-Sensitive Liabilities
-------------------------------------------------------------------------------
Noninterest-bearing
 deposits                     1,907      4,767      11,426    18,100    18,100
Interest-bearing checking
   accounts                   3,524      7,172       6,086    16,782    16,782
   Rate                        2.03       2.03        2.03      2.03
Money market accounts        13,175     26,351      48,309    87,835    87,835
   Rate                        4.54       4.54        4.54      4.54
Savings accounts              3,690      3,690       4,921    12,301    12,301
   Rate                        3.00       3.00        3.00      3.00
Certificates of deposit     209,746     17,010          12   226,768   226,860
   Rate                        5.24       5.49        5.00      5.26
Borrowings                   74,051     52,159      21,737   147,947   147,769
   Rate                        5.13       4.78        5.15      5.01

Off-Balance Sheet Items
-------------------------------------------------------------------------------
Commitments to extend
   credit                    17,801                           17,801    17,801
   Rate                        7.82         --          --      7.82
Unused lines of credit       22,678                           22,678    22,678
   Rate                        8.03         --          --      8.03
Commitments to sell loans   (21,436)                         (21,436)  (21,436)
   Rate                        7.25         --          --      7.25
Interest rate swaps          (6,500)                          (6,500)    6,480
   Rate                        6.30         --          --      6.30
Interest rate floor          13,000                           13,000    12,760
   Rate                        5.00         --          --      5.00

                                             management's discussion
                                              & analysis

                                                      ...the Corporation has
                                                      become less interest
                                                      rate sensitive over the
                                                      past several years due
                                                      to the emphasis on
                                                      commercial banking
                                                      activities.

The Corporation enters into off-balance sheet transactions to reduce natural interest rate risk embedded in its assets, liabilities, and operating activities. Forward commitments to sell loans are used to hedge the risk of price change in the Corporation's mortgage-banking activities. As the volume of loan originations fluctuate, the volume of commitments to sell loans also fluctuate. As for balance sheet management, the Corporation has become less interest rate sensitive over the past several years due to the emphasis on commercial banking activities. Management has appropriately adjusted its use of off-balance sheet transactions as this risk has declined. In fiscal 1999, to mitigate the prepayment risk of decreasing long-term interest rates on a portion of the portfolio of income property loans, the Corporation acquired $13.0 million of interest rate floor agreements tied to yields on 10-year constant maturity Treasury notes. These instruments are structured to gain value as interest rates decrease. Conversely, the value of these instruments will decrease as interest rates increase. Additional information on interest rate risk management activities and interest rate contracts is contained in
Note 7 to the Consolidated Financial Statements.


management's discussion
  & analysis

                             [KPMG LLP Letterhead]

                          Independent Auditors' Report

The Board of Directors
Cascade Financial Corporation:


We have audited the accompanying consolidated balance sheets of Cascade Financial Corporation and subsidiary (Corporation) as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Financial Corporation and subsidiary as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles.

                                    /s/ KPMG LLP

Seattle, Washington
August 2, 1999

                                                               financials

                          CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                           Consolidated Balance Sheets

                             June 30, 1998 and 1999

                             (Dollars in thousands)
===============================================================================
                                                               1998      1999
-------------------------------------------------------------------------------

                          ASSETS
                          ------
Cash on hand and in banks                                  $  10,642     9,804
Interest-bearing deposits in other financial institutions      1,324       350
Securities available-for-sale                                 27,412    72,719
Loans held-for-sale                                           19,920    22,428
Securities held-to-maturity                                    4,725     1,738

Loans                                                        368,957   437,562
Allowance for loan losses                                     (4,143)   (4,254)
                                                           -------------------
Loans, net                                                   364,814   433,308

Premises and equipment, net                                    8,764     9,433
Accrued interest receivable and other assets                   6,554     7,306
                                                           -------------------
                                                           $ 444,155   557,086
                                                           ===================
  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                   $ 312,518   361,786
Federal Home Loan Bank advances                               73,436   141,996
Securities sold under agreements to repurchase                13,391     5,951
Advance payments by borrowers for taxes and insurance          1,953     1,947
Accrued interest payable, expenses and other liabilities      10,071    10,743
Deferred Federal income taxes                                  1,374       424
                                                           -------------------
   Total liabilities                                         412,743   522,847
                                                           -------------------

Stockholders' equity:
 Preferred stock, $.01 par value. Authorized 500,000
  shares; no shares issued or outstanding                         --        --
 Common stock, $.01 par value.  Authorized 8,000,000
  shares; issued and outstanding 5,356,153 shares in
  1998 and 5,454,302 shares in 1999                               54        55
 Additional paid-in capital                                    4,416     4,790
 Retained earnings, substantially restricted                  27,046    31,150
 Accumulated other comprehensive income, net                    (104)   (1,756)
                                                           -------------------
   Total stockholders' equity                                 31,412    34,239
                                                           -------------------
                                                           $ 444,155   557,086
                                                           ===================

          See accompanying notes to consolidated financial statements

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                      Consolidated Statements of Operations

                     Years ended June 30, 1997, 1998 and 1999

                   (Dollars in thousands, except share amounts)

===============================================================================
                                                      1997      1998      1999
-------------------------------------------------------------------------------
Interest income:
 Loans                                            $ 26,163    31,109    34,751
 Securities held-to-maturity                           441       306       141
 Securities available-for-sale                       4,449     1,825     2,598
 FHLB stock dividends                                  372       412       445
 Interest-bearing deposits                             143       264       270
                                                 -----------------------------
  Total interest income                             31,568    33,916    38,205
                                                 -----------------------------
Interest expense:
 Deposits                                           14,617    15,205    16,425
 FHLB advances                                       4,192     4,015     5,280
 Securities sold under agreements to repurchase      1,115       898       251
                                                 -----------------------------
  Total interest expense                            19,924    20,118    21,956
                                                 -----------------------------
  Net interest income                               11,644    13,798    16,249
Provision for loan losses                              810       247       427
                                                 -----------------------------
Net interest income after provision for loan
losses                                              10,834    13,551    15,822
                                                 -----------------------------
Other income:
 Gain on sale of loans held-for-sale                   283       606       623
 Gain (loss) on sale of mortgage-backed
  securities held-for-trading                           (8)       45        37
 Gain on sale of servicing                              --        --       633
 Service charges                                     1,205     1,316     1,244
 Gain on sale of securities available-for-sale          14        93        17
 Other                                                 448       398       283
                                                 -----------------------------
  Total other income                                 1,942     2,458     2,837
                                                 -----------------------------
Other expenses:
 Salaries and employee benefits                      5,018     5,579     6,541
 Occupancy                                           1,674     1,695     2,211
 Data processing                                       338       360       370
 Marketing                                             325       443       510
 SAIF special assessment                             1,224        --        --
 Other                                               2,318     2,651     2,806
                                                 -----------------------------
  Total other expenses                              10,897    10,728    12,438
                                                 -----------------------------
Income before Federal income taxes                   1,879     5,281     6,221
  Federal income taxes                                 511     1,756     2,117
                                                 -----------------------------
  Net income                                         1,368     3,525     4,104
                                                 =============================
Net income per common share, basic               $    0.26      0.66      0.76
Weighted average number of shares
  outstanding, basic                             5,266,298 5,312,305 5,420,286

Net income per diluted share                          0.23      0.60      0.69

Weighted average number of shares, diluted       5,832,231 5,843,386 5,956,543
                                                 =============================

        See accompanying notes to consolidated financial statements.

                         CASCADE FINANCIAL CORPORATION
                              AND SUBSIDIARY

   Consolidated Statements of Stockholders' Equity and Comprehensive Income

                   Years ended June 30, 1997, 1998 and 1999

                 (Dollars in thousands, except share amounts)
===============================================================================
                                                              Accumu-
                                                              lated
                                                              other
                                          Addi-               Compre-  Total
                                          tional              hensive  stock-
                                  Common  paid-in  Retained   income,  holders'
                        Shares    stock   capital  earnings   net      equity
------------------------------------------------------------------------------
Balances at June 30,
 1996                  5,303,961   $54    4,198    22,153      (879)   25,526
Options exercised         11,139    --       78        --        --        78
Net income                    --    --       --     1,368        --     1,368
Other comprehensive
 income, net of tax
 of $284                      --    --       --        --       565       565
                       -------------------------------------------------------
Balances at June 30,
 1997                  5,315,100    54    4,276    23,521      (314)   27,537
Options exercised         41,053    --      140        --        --       140
Net income                    --    --       --     3,525        --     3,525
Other comprehensive
 income, net of tax
 of $104                      --    --       --        --       210       210
                       -------------------------------------------------------
Balances at June 30,
 1998                  5,356,153    54    4,416    27,046      (104)   31,412
Options exercised         98,149     1      374                           375
Net income                                          4,104               4,104
Other comprehensive
 income, net of tax
 of $(814)                                                   (1,652)   (1,652)
                       -------------------------------------------------------
Balances at June 30,
 1999                  5,454,302   $55    4,790    31,150    (1,756)   34,239
                       =======================================================

                       Comprehensive Income

                                               Years ended June 30,
                                           ---------------------------
                                             1997      1998      1999
                                           ---------------------------
Net Income                                 $ 1,368     3,525     4,104
Increase(decrease) in unrealized
  Gains (losses) on securities
  available for sale, net of tax
  of $284, $108, and $(814).                   565       210    (1,652)
                                           ---------------------------
   Comprehensive Income                    $ 1,933     3,735     2,452
                                           ===========================

        See accompanying notes to consolidated financial statements.

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1997, 1998 and 1999

                            (Dollars in thousands)
===============================================================================
                                                      1997      1998      1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                        $ 1,368     3,525     4,104
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization of premises
    and equipment                                      669       665       938
   Amortization of retained servicing rights           202       322       384
   Provision for losses on:
    Loans                                              810       246       427
    Mortgage servicing rights                           --        57       187
   Deferred Federal income taxes                      (550)      (94)     (136)
   Additions to mortgage servicing rights             (315)     (908)   (1,042)
   Deferred loan fees, net of amortization             257      (149)       25
   Net change in loans available for sale           (6,500)   (8,793)   (2,508)
   Net gains on sales of:
    Securities available-for-sale                      (14)      (93)      (17)
    Mortgage loan servicing rights                      --        --      (633)
   Federal Home Loan Bank stock dividend
    received                                          (372)     (412)     (445)
   Net change in accrued interest receivable and
    other assets over accrued interest payable,
    expenses and other liabilities                     374     6,005       (91)
                                                   ----------------------------
Net cash provided by (used in) operating
 activities                                         (4,071)      371     1,193
                                                   ----------------------------
Cash flows from investing activities:
 Loans originated, net of principal repayments     (63,937)  (35,159)  (69,479)
 Purchases of  securities  held-to-maturity             --        --      (291)
  Principal repayments on mortgage-backed
   securities held-to-maturity                       3,164     2,053     3,278
 Principal repayments on securities available-
   for-sale                                         12,710     9,900     7,994
 Purchases of securities available-for-sale        (20,971)      (64)  (62,252)
 Proceeds from sales of securities available-
   for-sale                                         41,080    20,962     7,016
 Purchases of premises and equipment                  (655)   (2,023)   (1,608)
 Proceeds from sales of mortgage servicing rights       --        --     1,579
                                                   ----------------------------
Net cash used in investing activities              (28,609)   (4,331) (113,763)
                                                   ----------------------------
Subtotal, carried forward                          (32,680)   (3,960) (112,570)
                                                   ----------------------------

                             (Dollars in thousands)
===============================================================================
                                                      1997      1998      1999


Subtotal, brought forward                         $(32,680)   (3,960) (112,570)
                                                  -----------------------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                 78       140       375
 Net increase in deposits                           26,308     8,313    49,268
 Net increase (decrease) in Federal Home
  Loan Bank advances                                 6,117    (1,223)   68,560
 Net decrease in securities sold under
  agreements to repurchase                            (966)   (6,092)   (7,440)
 Net increase in advance payments by
  borrowers for taxes and insurance                    270       477        (6)
                                                  -----------------------------
Net cash provided by financing activities           31,807     1,615   110,757
     Net decrease in cash and cash                -----------------------------
      equivalents                                     (873)   (2,345)   (1,813)
Cash and cash equivalents at beginning of
 year                                               15,184    14,311    11,967
                                                  -----------------------------
Cash and cash equivalents at end of year            14,311    11,966    10,154


Supplemental disclosures of cash flow
 information cash paid during the year for:
  Interest                                          19,957    19,914    21,848
  Federal income taxes                               1,235     1,630     2,438

Supplemental schedule of noncash investing
 activities:
 Mortgage loans securitized into FHLMC
  participation certificates and held-for-
  trading and sold                                  17,419    24,400    20,137
 Mortgage loans securitized into FHLMC
  participation certificates and held-for-
  investment                                            52        15        --
 Premises and equipment, net transferred to
   Investment property                                  --       453        --

Net mortgage loans transferred to real estate
 owned                                                 321       301       534
===============================================================================

-------------------------------------------------------------------------------

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
(1) Summary of Significant Accounting Policies

The accounting and financial reporting policies of Cascade Financial Corporation and subsidiary (the "Corporation") conform to generally accepted accounting principles and to general practice within the financial institutions industry, where applicable. In preparing the consolidated financial statements management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense. Actual results could differ from those estimates.

The following is a description of the more significant policies, which the Corporation follows in preparing and presenting its consolidated financial statements.

(a) Basis of Presentation
The consolidated financial statements include the accounts of the Corporation, its subsidiary, Cascade Bank (the "Bank"), and the Bank's subsidiary, Cascade Investment Services, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

(b) Cash Equivalents
The Corporation considers all interest-bearing deposits and short-term highly liquid investment securities with an original maturity of three months or less to be cash equivalents.

(c) Loans
All of the Corporation's loans are located in the Puget Sound region. At June 30, 1999, the Corporation's loans are principally secured by one-to-four-family residences (54%), multifamily residences (18%), commercial, industrial and personal assets (13%) and commercial real estate properties (10%).
Accordingly, the ultimate collectibility of the Corporation's loan portfolio is susceptible to changes in the economic and real estate market conditions in the Puget Sound region.

Most of the commercial loans are secured, and the security includes commercial property, business inventories, commercial equipment and personal property of the customers. At June 30, 1999, $4.0 million in commercial loans were unsecured. Loans secured by boats account for the majority of the installment loan portfolio.

Real estate loans originated by the Corporation are secured by generally no less than 80% of the lesser of the appraised value or purchase price of the underlying property. The Corporation currently requires first mortgage, residential customers to obtain private mortgage insurance on all loans above an 80% loan-to-value ratio.

Interest income
Loans are stated at principal amounts outstanding, net of deferred loan fees and costs. Interest is accrued only if deemed collectible. Accrual of interest income is generally discontinued when a loan becomes 90 days past due and accrued interest amounts are reversed. Once interest has been paid to date or management considers the loan to be fully collectible, it is returned to accrual status.

Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the loans' yields over their contractual lives using the interest method. In the event loans are sold, the remaining net deferred loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans. When portfolio loans pay off before their contractual maturity, the remaining deferred fees or costs are recognized as interest income or expense.



Loan commitment fees are deferred until loans are funded, at which time they are amortized into interest income using the interest method. If the commitment period expires, the fees are recognized as service charges.

Impairment of Loans and Allowance for Loan Losses
The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the loan portfolio. This evaluation includes analyses of the fair value of collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. Interest income is normally recognized on the accrual basis; however, if a loan is impaired then interest income is recorded upon the receipt of cash. The difference between interest income recognized on the accrual basis and cash basis is not significant.

The Corporation reviews all single family loans, all consumer loans and multi-family and commercial real estate loans with outstanding principal balances under $1.0 million for impairment as smaller balance homogeneous loan groups. The Corporation considers a loan to be impaired when it becomes nonaccrual, if it is a multi-family or commercial real estate loan less than 90 days delinquent and management believes that the borrower may be experiencing financial difficulty based on indicators such as an inconsistent payment pattern, low debt coverage

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
ratio, high loan-to-value ratio, or if it is a restructured debt. The Corporation bases the measurement of loan impairment for all loans on the fair value of the loan's underlying collateral. If the recorded investment of a loan exceeds the measure of impairment, the Corporation recognizes the impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses.

Management believes the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on these assets, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the western Washington region. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowances for losses on loans. Such agencies may require the Corporation to recognize additions to the allowances, or change valuations, based on their judgments about information available to them at the time of their examination.

(d) Sales of Loans

Loans Held-for-Sale
Any loan that management determines will not be held-to-maturity is classified as held-for-sale at the time of origination. Loans held-for-sale are carried at lower of cost or market value, determined on an aggregate basis. Market value is determined for loan pools with common interest rates using published quotes. Unrealized losses on such loans are included in gain on sale for loans held-for-sale. All loans are sold without recourse.

Mortgage-backed securities held-for-trading
As part of its mortgage-banking activity the Corporation securitizes certain loans originated for sale. Mortgage-backed securities ("MBS") that the Corporation holds for sale are accounted for as trading securities at the time of origination. These securities are carried at fair value, determined on an aggregate basis. Fair value is determined for securities using published quotes as of the close of business. Realized or unrealized gains or losses on such MBS are included in gain on sale of MBS held-for-trading.

Mortgage Loan Servicing Rights
The Corporation acquires mortgage servicing rights ("MSR") through either the purchase or origination of mortgage loans and the sale of those loans with servicing rights retained. The total cost of the mortgage loans sold is allocated to the MSR and the loans based on their relative fair values. The Corporation assesses its MSR for impairment based on the fair value of those rights. The carrying value of the MSR is evaluated on a quarterly basis and any impairment is recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the Corporation stratifies its MSR by various risk characteristics such as loan type, investor type, interest rate and origination date with appropriate prepayment assumptions for the various MSR pools. The MSR are included in other assets and are amortized as an offset to service charges in proportion to, and over, the period of estimated net servicing income.

Loan servicing generally consists of collecting mortgage payments and certain charges collected from borrowers, such as late payment fees, maintaining escrow accounts, and disbursing payments to investors. Loan servicing income is recorded when earned and is recorded to service charges. Loan servicing costs are charged to expense as incurred.

The Corporation sells loan servicing rights. Gains and losses from sales of loan servicing rights are calculated using the specific identification of the related carrying value.

(e) Securities
Debt and equity securities, including MBS, are classified as either trading, available-for-sale, or held-to-maturity. Securities classified as trading are carried at fair value with unrealized gains and losses reported in earnings. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, net, in stockholders' equity. Investment securities and MBS held-to-maturity are carried at amortized cost or principal balance, adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are calculated using a method which approximates the level yield method. The Corporation has the ability, and it is management's intention, to hold such securities until maturity.

(f) Interest Rate Risk Management Activities
The Corporation uses off-balance sheet instruments, including interest rate exchange agreements ("swaps"), interest rate cap and floor agreements and forward sales to manage interest rate exposures. Swap, cap and floor agreements are designated either against specific loan portfolios or against short-term deposits. The fair value of the swap, cap and floor agreements are not reported on the balance sheet. The interest differential paid or

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
received is recorded as an adjustment to interest income or interest expense of the related asset or liability. Premiums paid for interest rate caps and floors are deferred and amortized to interest income or expense over the term of the agreement.

The Corporation uses mandatory and optional forward commitments to hedge loans held-for-sale and a portion of rate locked loan applications. To the extent the Corporation's hedging techniques are not effective, the Corporation may incur mark-to-market losses in its loans held-for-sale portfolio, thereby adversely affecting its results of operations. Realized gains or losses and unrealized losses on hedging operations are included in gain on sale of MBS held-for-trading and loans held-for-sale, as appropriate.

(g) Real Estate Owned
Real estate owned includes real estate acquired in settlement of loans. Real estate owned is recorded at the lower of cost or fair value less estimated costs to sell. Any loss recorded at the time a foreclosure occurs is classified as a charge-off against the allowance for loan losses. Losses that result from the ongoing periodic valuation of these properties are established as valuation allowances and charged to operations in the period in which they are identified. Real estate owned was $74 and $0 June 30, 1998 and 1999, and is included in other assets.

(h) Premises and Equipment
Premises and equipment are stated at cost. Straight-line depreciation is provided over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the estimated useful lives of the improvements, or terms of the related leases, whichever is shorter.

(i) Federal Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Stock-Based Compensation
The Corporation follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. This statement permits a corporation to choose either a new fair-value method or the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value based method
of accounting for stock-based compensation arrangements.   SFAS No. 123
requires pro forma disclosure of net income (loss) and earnings (loss) per share computed as if the fair-value based method had been applied in financial statements of corporations that continue to account for such arrangements under APB Opinion No. 25. The Corporation has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value based method and, therefore, the adoption of SFAS No. 123 has not impacted the Corporation's financial positions, results of operations, or liquidity.

(k) Reclassifications
Certain 1997 and 1998 balances have been reclassified to conform to the 1999 presentation.

(l) Unaudited quarterly financial data
Quarterly financial data is included in "Selected Consolidated Financial and Other Data", in the Corporation's Annual Report on Form 10-K.

(m) Recently Issued Accounting Standards
SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. This statement was adopted on July 1, 1998.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 was adopted on July 1, 1998.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. Management is reviewing this statement and

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
does not expect that application of this statement will have a material effect on the results of operations or the financial position of the Corporation.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. SFAS No. 134 requires that the security be classified either trading, available for sale or held to maturity according to the Corporation's intent, unless the Corporation has already committed to sell the security before or during the securitization process. The statement is effective for all fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the results of operations or financial condition of the Corporation.

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
(2) Business Combination
On August 1, 1997, the Corporation completed a business combination with AmFirst Bancorporation ("AmFirst"). On that date, AmFirst had assets of $67.3 million, deposits of $60.7 million and stockholders' equity of $4.7 million. The Corporation issued 803,300 shares of common stock to complete the AmFirst merger. AmFirst was an Everett, Washington based bank specializing in local market commercial banking products. The financial statements reflect the accounting for the merger as a pooling-of-interests and are presented as if the companies were merged as of the earliest period shown.

Reconciliations of revenue and net income previously presented by the Corporation with the combined amounts presented in the accompanying consolidated statements of income for the year ended June 30, 1997 as follows:

                                      Year ended June 30, 1997
                                  ----------------------------------
                                  Corporation    AmFirst    Combined
                                  -----------    -------    --------
        Total revenue              $ 27,724        5,786      33,510
        Net Income                    1,204          164       1,368

(3) Securities
A summary of securities at June 30 follows:

                                   1998                        1999
                        -------------------------------------------------------
                               Gross  Gross               Gross   Gross
                        Amor- unreal- unreal-       Amor- unreal- unreal-
                        tized  ized   ized   Fair   tized  ized   ized    Fair
                        cost   gain   losses value  cost   gain   losses  value
                      ---------------------------------------------------------
Securities available-
 for-sale:
  US Treasury         $   997     5    --   1,002      --   --      --      --
  US Government
   agency              21,087    40   203  20,924  67,926   --   2,553  65,373
  FHLB stock            5,486    --    --   5,486   7,346   --      --   7,346
                      --------------------------------------------------------
                       27,570    45   203  27,412  75,272    0   2,553  72,719

Securities held-to-
 maturity:
  US Government
   agency             $ 4,725    --    71   4,654   1,738    1      40   1,699
                      --------------------------------------------------------
                        4,725    --    71   4,654   1,738    1      40   1,699


As of June 30, 1998 and 1999, the Corporation was required to maintain 36,720 and 71,000 shares, respectively, of $100 par value FHLB stock.

Accrued interest receivable on securities and interest-bearing deposits was $223 and $892 at June 30, 1998 and 1999, respectively.

Proceeds from the sale of securities available-for-sale and gross realized gains and losses, determined using the average cost method for mutual funds and the specific identification method for all other securities are summarized as follows:

                                       Proceeds  Gains  Losses
    Year ended June 30, 1998:          -----------------------
      US Treasury                      $ 11,975     21       4
      Municipals                          4,869     64       1
      US Government agency                1,938     --      12
      Mutual Funds                        3,032     25      --
                                       -----------------------
       Total                             21,814    110      17
                                       =======================

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================

                                       Proceeds  Gains  Losses
  Year ended June 30, 1999:            -----------------------
   US Treasury                         $     --     --      --
   Municipals                                --     --      --
   US Government agency                   7,016     17      --
                                       -----------------------
    Total                                 7,016     17      --
                                       =======================

The following table shows the contractual maturities of the Corporation's securities held-to-maturity at June 30, 1999:

                                    Within one  Over one to  Over five
                                      year      five years     years    Total
 Amortized Cost                     ------------------------------------------
  US Government agency               $  834         629         275      1,738
                                    ------------------------------------------
   Total amortized cost                 834         629         275      1,738
                                    ==========================================
 Fair Value
  US Government agency               $  822         618         259      1,699
                                    ------------------------------------------
   Total fair value                     822         618         259      1,699
                                    ==========================================

The following table shows the contractual maturities of the Corporation's securities available-for-sale at June 30, 1999:
                                                   Over
                          Within one  Over one to  five to   Over Ten
                             year     five years   ten years   years     Total
 Amortized Cost           -----------------------------------------------------
  US Government agency    $    --       10,519      31,367    26,040    67,926
  FHLB Stock                7,346           --          --        --     7,346
                          -----------------------------------------------------
   Total amortized cost     7,346       10,519      31,367    26,040    75,272
                          =====================================================
 Fair Value
  US Government agency    $    --       10,355      30,223    24,795    65,373
  FHLB Stock                7,346           --          --        --     7,346
                          -----------------------------------------------------
   Total fair value         7,346       10,355      30,223    24,795    72,719
                          =====================================================

U.S. Government agency securities are allocated based upon contractual maturity dates. Actual maturities may differ from contractual maturities because the borrowers have the right to prepay their obligations. Available-for-sale securities pledged as collateral to secure public deposits were $1,286 in 1998 and $1,718 in 1999. The Bank is required to hold securities to meet liquidity requirements as determined by federal banking regulations. The required ratio is currently 4.00%. The Bank's liquidity ratio was 8.22% and 8.14% at June 30, 1998 and 1999, respectively.

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
(4) Loans and Allowance for Loan Losses
A summary of loans and loans held for sale at June 30 follows:

                                                 1998      1999
 Real estate mortgage:                       ---------------------
  One-to-four family                         $ 175,614   177,988
  Multifamily                                   62,736    85,893
  Commercial                                    31,746    49,066
  Home equity                                   28,330    29,334
  Land loans                                       232       106
 Real estate construction:
  One-to-four family                            47,861    54,500
  Commercial                                    41,494    61,676
  Installment                                   20,176    22,885
                                             ---------------------
  Total loans                                  408,189   481,448
 Loans in process                              (16,966)  (19,087)
 Deferred loan fees, net                        (2,346)   (2,371)
                                             ---------------------
                                               388,877   459,990
 Loans held for sale                           (19,920)  (22,428)
                                             ---------------------
 Loans                                         368,957   437,562
                                             =====================
 Loans serviced for others                   $ 156,043    90,666

Accrued interest on loans was $2,356 and $2,657 at June 30, 1998 and 1999, respectively.

At June 30, 1999, the composition of the loan portfolio was as follows:

                                           Fixed Rate   Adjustable Rate
          Term to maturity                 ----------------------------
          Less than one year                $ 11,529       152,424
          1-3 years                           22,742        62,661
          3-5 years                           17,613        79,747
          5-10 years                          20,101        68,859
          10-20 years                          9,849          --
          Over 20 years                       35,923          --

Nonaccrual loans totaled $911, $1,921 and $1,201, respectively, at June 30, 1997, 1998 and 1999. If interest on these loans had been recognized, such income would have been $59, $106 and $86, respectively, for 1997, 1998 and 1999 At June 30, 1997, 1998 and 1999, loans totaling $2,109, $3,221 and $2,149, were impaired, of which $1,198, $67 and $0 had allocated reserves of $300, $67 and $0, respectively. The remaining $911, $3,154 and $2,149 had no reserves allocated to them since the value of the underlying collateral of the impaired loans was equal to or exceeded the recorded investment. Of the $2,109, $3,221 and $2,149 of impaired loans, $911, $1,652 and $1,201 were on nonaccrual status, $112, $269 and $674 were under foreclosure and $1,198, $1,300 and $948 were performing but judged to be impaired. The average balance of impaired loans during the years ended June 30, 1997, 1998 and 1999, respectively, was $2,199, $1,450 and $3,180 and the Corporation recognized $140, $86 and $224 of related interest income on such loans during the time such loans were impaired.

At June 30, 1999, the Corporation had outstanding commitments to fund loans with fixed interest rates totaling $12,782, and loans with adjustable rates totaling $5,019.

The Corporation has forward commitments to sell loans into the secondary market totaling $20,076, and $21,436, respectively, at June 30, 1998 and 1999.

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
A summary of the allowance for losses on loans follows:

                                               Year ended June 30,
                                           ---------------------------
                                              1997    1998     1999
                                           ---------------------------
  Balances at beginning of year            $  3,336   3,879   4,143
  Provision for loss                            810     247     427
  Recoveries                                      5      62       7
  Charge-offs                                  (272)    (45)   (323)
                                           ---------------------------
  Balances at end of year                     3,879   4,143   4,254
                                           ===========================

(5) Premises and Equipment
A summary of premises and equipment follows:

                                                                 June 30,
                                           Estimated       --------------------
                                           useful lives      1998      1999
     --------------------------------------------------------------------------
      Land                                                 $ 1,239     1,239
      Buildings                              40 years        8,596     7,526
      Leasehold improvements                Lease term         888       890
      Furniture and equipment               2-10 years       5,337     7,276
      Automobiles                            4 years            56        56
                                                           --------------------
                                                            16,116    16,987
 Accumulated depreciation and amortization                  (7,352)   (7,554)
                                                           --------------------
                                                             8,764     9,433
                                                           ====================
(6) Deposits
Deposits at June 30 are summarized as follows:
                                                          1998     1999
                                                      ------------------
 Noninterest bearing checking accounts                $  15,347   18,100
 Interest bearing checking accounts                      17,923   16,782
 Money market deposit accounts                           54,697   87,835
 Savings accounts                                        13,218   12,301
 Certificates of deposit                                211,333  226,768
                                                      ------------------
                                                        312,518  361,786
                                                      ==================

Time deposit accounts in amounts of $100,000 or more totaled $64.6 million and $72.7 million at June 30, 1998 and 1999, respectively.

                                        Weighted    Deposit
                                        Average     accounts with   Accrued
                                        interest    balances in     interest
                                        rate on     excess of       payable on
                                        deposits    $100,000        deposits
                                        ---------------------------------------
                 June 30, 1998            4.9%      $ 87,636         $499
                 June 30, 1999            4.7%       116,717          502

A summary of interest expense on deposits follows:

                                              Year ended June 30,
                                         ----------------------------
                                            1997     1998     1999
                                         ----------------------------
 Checking and money market accounts      $  2,383    2,738    3,642
 Savings accounts and time deposits        12,234   12,467   12,783
                                         ----------------------------
                                           14,617   15,205   16,425
                                         ============================

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
Maturities of time deposits at June 30, 1999 are as follows:

 Years ending June 30,
  1999            $
  2000             209,746
  2001               9,706
  2002               2,519
  2003               1,854
  2004               2,931
  Thereafter            12
                  --------
                   226,768
                  ========

(7) Interest Rate Risk Management Activities
The Corporation enters into interest rate swap, cap, and floor agreements with primary dealers, the Federal Home Loan Bank of Seattle ("FHLB") and other correspondent banks to manage interest rate risk. Swap, cap, and floor agreements expose the Corporation to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Corporation is in a favorable position. The Corporation controls the credit risk associated with its swap and cap agreements through counterparty credit review and monitoring procedures. None of the Corporation's derivative instruments are what are termed leveraged derivative instruments.

The Corporation did not enter into any new interest rate swaps during the year ended June 30, 1999. During 1998 and 1999, the Corporation entered into interest rate cap and floor agreements with notional values totaling $13 million and $0, respectively. These agreements were designated against certain loans. If the three month LIBOR exceeds 6%, the net interest received on the interest rate caps would be recorded as an increase to interest income on loans. If the ten year CMT falls below 5%, the net interest received on the interest rate floors would be recorded as an increase to interest income on loans. The net difference between the interest received and paid on the interest rate swaps, caps and floors of $(36), $(38) and $(56), respectively for the years ended June 30, 1997, 1998 and 1999, is recorded as an increase to interest expense on deposits or a decrease to interest income on loans, as appropriate.

Interest rate cap, swap, and floor agreements at June 30, 1998 and 1999, are summarized as follows:

                               Swap                Cap             Floor
                        -------------------  --------------- ------------------
                          1998      1999      1998     1999    1998     1999
                        -------------------  --------------- ------------------
Notional amount         $8,500     $6,500    $5,000      -   13,000    $13,000
Weighted average
 maturity               14 months  5 months  1 month   N/A   18 months 6 months
Strike rate                N/A       N/A     6.00%     N/A   5.00%     5.00%
Fixed payable rate      6.23%      6.30%      N/A      N/A     N/A       N/A
Three month LIBOR       5.69%      5.18%     5.72%     N/A     N/A       N/A
10 year CMT                N/A       N/A      N/A      N/A   5.44%     5.14%
Payment terms           Quar-      Quar-     Quar-     Quar- Quar-     Quar-
                        terly      terly     terly     terly terly     terly

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
(8)  FHLB Advances

FHLB advances are summarized as follows:

                                                 June 30,
                              ------------------------------------------
                                      1998                1999
                              --------------------  --------------------
                                         Weighted             Weighted
                                         average              average
                                         interest             interest
         Maturity date          Amount     rate     Amount      rate
        ----------------------------------------------------------------
        Year ended June 30,
           1999                61,500      5.66         --        --%
           2000                 6,000      6.04     68,100      5.16
           2001                    --        --     19,000      4.88
           2002                   159      7.67        159      7.67
           2003                 5,000      5.17     15,000      4.62
           2004                   777      6.38     20,000      4.81
        Thereafter                 --        --     19,737      5.12
                             -------------------------------------------
                               73,436      5.67    141,996      5.01
                             ===========================================

                                                          Year ended June 30,
                                                         ---------------------
                                                             1998        1999
Maximum amount of outstanding FHLB advances at           ---------------------
 any month-end                                           $ 76,439     141,996
Average amount of outstanding FHLB advances
 during the year                                           67,782     102,045


FHLB advances are collateralized by the investment in FHLB stock and otherwise unencumbered one-to-four family permanent mortgages equal to 120% of outstanding advances.

At June 30, 1999, the Bank had an unused line of credit from the FHLB-Seattle of $53.0 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $195.0 million.

(9) Securities Sold Under Agreements to Repurchase and Lines of Credit
The Corporation enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which are treated as financing arrangements. Accordingly, the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets, and the securities underlying the agreements remain in the asset accounts. The securities underlying the agreements are under the Corporation's control and are held by the Federal Home Loan Mortgage Corporation, nationally known government security dealers who are recognized as primary dealers by the Federal Reserve Board, or other investment banking firms approved by the Corporation's Board of Directors. Such agreements typically have maturities ranging from thirty to 89 days.

Securities sold under agreements to repurchase the same securities consist of mortgage-backed securities summarized as follows:

                                          Underlying securities
                                          ---------------------
                                Weighted-  Book Value,
                                average    including
                 Balance        interest   accrued      Market
                 outstanding    rate       interest     value
                 ---------------------------------------------
 June 30, 1998    $ 13,391        5.56      14,748      14,535
 June 30, 1999       5,951        4.85       6,569       6,379

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
 Financial data pertaining to reverse repurchase agreements follows:

                                                           Year ended June 30,
                                                           -------------------
                                                             1998      1999
                                                           -------------------
 Maximum amount of outstanding agreements at any
   month-end                                                $17,283   11,976
 Average amount of outstanding agreements during
   the year                                                  14,299    5,571


The Corporation has a commitment of $2,000 from a regional commercial bank to purchase Federal funds on an unsecured basis subject to annual renewal.

(10) Federal Income Taxes
Federal income tax expense includes the following components:

                               Year ended June 30,
                            --------------------------
                              1997     1998     1999
                            --------------------------
              Current       $ 1,061    1,850    2,253
              Deferred         (550)    ( 94)    (136)
                            --------------------------
                                511    1,756    2,117
                            ==========================

The provision for Federal income tax expense differs from the amount computed by applying the "expected" Federal income tax rate of 34% to income before Federal income taxes for 1997 and 1998, due to tax exempt income received on municipal investment securities and other differences as noted below.

                                     1997     1998     1999
                                    ------------------------
              Expected tax          $  639    1,796    2,117
              Tax exempt municipal
               income                  (95)      (3)      --
              Other                   ( 33)     (37)      --
                                    ------------------------
              Tax expense              511    1,756    2,117
                                    ========================

Under provision of the Internal Revenue Code, the Corporation was allowed a statutory bad debt deduction (based upon a percentage of taxable income before such deduction) for additions to tax bad debt reserves established for the purpose of absorbing losses on loans or property acquired through foreclosure. Savings banks are not required to provide a deferred tax liability for additions to the tax bad debt reserve accumulated as of December 31, 1987, which amount for the Corporation is $473. This amount represents allocations of income to bad debt deductions for tax reporting purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create income for tax reporting purposes only, which will be subject to the then current corporate income tax rate.

The following table presents major components of the net deferred tax liability resulting from differences between financial reporting and tax bases at June 30:

                                                 1998     1999
          Deferred tax assets:                ------------------
            Securities available-for-sale        $ 54      868
            Loans                                 517      678
            Other                                 101      119
                                              ------------------
              Gross deferred tax assets           672    1,665

          Deferred tax liabilities:
            Deferred loan fees                   (677)    (570)
            Premises and equipment               (433)    (432)
            FHLB stock                           (936)  (1,087)
                                              ------------------
              Gross deferred tax liabilities   (2,046)  (2,089)
                                              ------------------
          Net deferred tax liability           (1,374)    (424)
                                              ==================

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
A valuation allowance for deferred tax assets was not considered necessary at June 30, 1998 or 1999. Management believes the Corporation will fully realize its total deferred income tax assets as of June 30, 1999, based upon its total deferred income tax liabilities and its current and expected future levels of taxable income.

(11) Earnings Per Share

The following table presents EPS information:

                                                    Year ended June 30,
                                             ----------------------------------
                                                 1997        1998        1999
                                             ----------------------------------
       Net income                            $    1,368       3,525       4,104
       Common shares outstanding (basic)      5,266,298   5,312,305   5,420,286
       Effect of dilutive stock options         565,933     531,081     536,257
                                             ----------------------------------
       Common shares outstanding (diluted)    5,832,231   5,843,386   5,956,543
                                             ==================================
       EPS, basic                                  0.26        0.66        0.76
       EPS, diluted                                0.23        0.60        0.69

Earnings per share figures have been restated to take into effect the five for four stock split effected on June 25, 1999.

For purposes of calculating basic and diluted earnings per share, the numerator of net income is the same. There were no antidilutive outstanding options to purchase common stock at June 30, 1997, 1998, and 1999.

(12) Stockholders' equity

(a) Restrictions on Dividends
Current regulations allow the Bank to pay dividends on its stock if its regulatory capital would not thereby be reduced below the amount required for the statutory capital requirements set by the Office of Thrift Supervision ("OTS").

(b) Regulatory Capital
At June 30, 1999, banking regulations require institutions to have a minimum regulatory tangible and core (or leverage) capital equal to 1.5% and 3%, respectively, of adjusted total assets, and Tier I and total risk-based capital ("RBC") equal to 4% and 8%, respectively, of risk-weighted assets. The OTS has adopted a final rule adding an interest rate risk component to the RBC requirement, although implementation of the regulation has been delayed. Management currently does not believe the interest rate risk rule will materially affect the Corporation's current business strategy when it is implemented.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") instituted a risk-based assessment system that defined five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, a well-capitalized institution must have a Tier I RBC ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. At June 30, 1999, the Bank was in compliance with the regulatory requirements for well-capitalized institutions. As of May 13, 1999, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
                                                  Minimum
                                                requirements
                                                 for capital   Well-capitalized
                                 Actual           adequacy        requirements
                         ------------------------------------------------------
                             Amount   Ratio    Amount   Ratio    Amount   Ratio
                         ------------------------------------------------------
June 30, 1998:
Total risk-based capital to
 risk-weighted assets (1)   $34,517   11.35    24,319    8.00    30,398   10.00
Tier I (core) capital to
 risk-weighted assets        31,163   10.25    12,160    4.00    18,239    6.00
Tier I (core) capital to
 adjusted total assets       31,163    7.02    17,767    4.00    22,209    5.00
Tangible capital to
 tangible assets             31,163    7.02     6,663    1.50      N/A      N/A

June 30, 1999:
Total risk-based capital to
 risk-weighted assets (1)   $39,230   10.17    30,864    8.00    38,580   10.00
Tier I (core) capital to
 risk-weighted assets        35,403    9.18    15,432    4.00    23,148    6.00
Tier I (core) capital to
 adjusted total assets       35,403    6.36    22,266    4.00    27,833    5.00
Tangible capital to
 tangible assets             35,403    6.36     8,350    1.50      N/A      N/A
--------------------
(1) The OTS requires institutions to maintain Tier I capital of not less than one-half of total capital.

(13) Mortgage Servicing Rights
A summary of capitalized mortgage servicing rights at June 30, 1998 and 1999 follows:
                                                  June 30,
                                        --------------------------
                                          1997     1998     1999
                                        --------------------------
 Fair value at beginning of year         $ 648      761    1,290
 Additions                                 315      908    1,042
 Amortization                             (202)    (322)    (384)
 Allowance for losses                       --      (57)    (187)
 Sales of mortgage servicing rights         --       --     (946)
                                        --------------------------
 Fair value at end of year                 761    1,290      815
                                        ==========================

(14) Employee Benefit Plans
(a) Savings Plan
The Corporation maintains a savings plan under section 401(k) of the Internal Revenue Code, covering substantially all full-time employees. Under the plan, employee contributions are matched by the Corporation at a rate of 50% of the first five percent contributed. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, fixed income or money market plans, or may purchase stock in the Corporation. The Corporation contributed $25, $58 and $82 to the plan for the years ended June 30, 1997, 1998 and 1999, respectively.

(b) Employee Stock Ownership Plan
The Corporation established an employee stock ownership plan ("ESOP") which became effective on July 1, 1992 for employees of the Corporation, the Bank, and its subsidiary who have at least one year of continuous service. The ESOP was initially funded by the Corporation for $117 which was used to purchase shares in the conversion. The Corporation pays all ESOP expenses. Shares purchased by the ESOP are held in a suspense account for allocation among the participants. Benefits become 20% vested after the third year of service with an additional 20% vesting each year thereafter until 100% vesting after seven years. Allocations to individual participants accounts are based on total compensation during the year. Forfeitures are reallocated annually among remaining participating employees. For the years ended June 30, 1997, 1998 and 1999, the Corporation contributed $65, $104 and $240, respectively, to the ESOP, which is invested in Cascade Financial Corporation stock. Allocated and unallocated shares at June 30, 1999, were 161,644 and 0, respectively. The Corporation has the right of first refusal to purchase the allocated shares of separated employees.

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
(c) Employee Stock Purchase Plan
The Corporation maintains an employee stock purchase plan, under the terms of which 152,587 shares of common stock have been authorized for issuance. The plan allows employees of the Corporation with three months of service the opportunity to purchase common stock through accumulated salary deductions during each offering period. On the first day of each six month offering period (January 1 and July 1 of each year), eligible employees who elect to participate are granted options to purchase a limited number of shares and unless the participant withdraws from the plan, the option is automatically exercised on the last day of each offering period. The aggregate number of shares to be purchased in any given offering is determined by dividing the accumulated salary deduction for the period by the lower of 85% of the market price of a common share at the beginning or end of an offering period.

(d) Stock Options
The Corporation maintains stock option plans pursuant to which an aggregate of shares of Common Stock have been authorized for issuance to certain key employees and directors of the Corporation and its subsidiaries upon exercise of stock options. The options granted under these plans are, in general, exercisable under a vesting schedule whereby all options become exercisable over seven years, and expire not more than ten years after the date of grant.

All options granted have limited rights, that enable a holder, upon a change in control of the Corporation, to elect to receive cash equal to the difference between the exercise price of the option and the fair market value of the common stock on the date of exercise. At June 30, 1998 and 1999, 589,660 and 612,583 shares, respectively, were fully exercisable.

In June 1997, the Corporation's stockholders approved the 1997 Stock Option Plan which authorized 179,688 shares. The terms and conditions of the 1997 Plan are materially the same as described above.

The Corporation applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans. Had compensation cost on the fair value at the grant dates for the Corporation's stock option plan been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                Year Ended June 30,
                                           ---------------------------
                                              1997     1998     1999
   Net income                              ---------------------------
     As reported                            $ 1,368    3,525    4,104
     Pro forma                                1,328    3,457    3,956
   Net income per common share
     Basic
       As reported                             0.26     0.66     0.76
       Pro forma                               0.25     0.65     0.73
     Diluted
       As reported                             0.23     0.60     0.69
       Pro forma                               0.23     0.59     0.66

The compensation expense included in the pro forma net income and earnings per share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards may be made.

The fair value of options granted under the Corporation's stock option plan was $6.60, $6.23 and $7.25, respectively for the years ended June 30, 1997, 1998, and 1999. The fair value is estimated on the date of grant with the following weighted average assumptions used for 1997, 1998, and 1999: risk-free interest rate of 6.51%, 5.83% and 4.75%, expected lives of eight years, no expected cash dividends, and volatility factors of 24%.

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
Changes in total options outstanding for the years ended June 30 are as follows:

                                             Shares         Weighted average
                                             under          exercise price of
                                             option           option shares
                                                       1997
                                           ----------------------------------
 Outstanding at beginning of year            463,933             $ 3.77
 Granted during year                          13,458              11.22
 Exercised during year                       (11,139)              5.11
 Five-for-four stock split                    83,303
 Forfeited during year                        (3,029)              8.05
 ----------------------------------------------------------------------------
 Outstanding at end of year                  546,526               3.77
 ----------------------------------------------------------------------------

                                                       1998
                                           ----------------------------------
 Outstanding at beginning of year            546,526             $ 3.77
 Granted during year                          41,500              12.95
 Exercised during year                       (41,053)              3.76
 Five-for-four stock split                   139,334
 Forfeited during year                        (1,651)              8.98
 ----------------------------------------------------------------------------
 Outstanding at end of year                  684,656               4.34
 ----------------------------------------------------------------------------

                                                       1999
                                           ----------------------------------
 Outstanding at beginning of year            684,656             $ 4.34
 Granted during year                         132,949              10.73
 Exercised during year                       (98,149)              2.85
 Five-for-four stock split                   151,905
 Forfeited during year                       (23,016)              7.30
 ----------------------------------------------------------------------------
 Outstanding at end of year                  848,345               4.58
 ----------------------------------------------------------------------------

Financial data pertaining to outstanding stock options were as follows:

                                     June 30, 1999
           -------------------------------------------------------------------
                                                                      Weighted
                                                                      average
                                     Weighted   Weighted    Number    exercise
                                      average   average     of        price of
                          Number     remaining  exercise    exer-     exer-
              Range of    of          contrac-  price of    cisable   cisable
              exercise    option       tual     option      option    option
               prices     shares       life     shares      shares    shares
           -------------------------------------------------------------------
             $1.26-2.20   366,614      3.4      $1.45      366,614     $1.45
              3.96-6.72   277,532      5.6       4.84      240,598      4.77
              7.79-8.41    59,375      7.9       7.84        3,906      7.63
             9.90-11.90   144,824      9.2      10.66        1,465     10.80
                        ------------------------------------------------------
                          848,345      5.0       4.58      612,583      2.82
                        ======================================================

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
(15) Fair Value of Financial Instruments
The fair value estimates presented below are subjective in nature, involve uncertainties and matters of significant judgement and, therefore, are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The Corporation has not included certain material items in its disclosure, such as the value of the long-term relationships with the Corporation's lending and deposit customers since this is an intangible and not a financial instrument. Additionally, the estimates do not include any tax ramifications. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could materially affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Corporation. The following table presents a summary of the fair value of the Corporation's financial instruments:

                                                   At June 30,
                                  ---------------------------------------------
                                          1998                   1999
                                  ---------------------------------------------
                                  Carrying   Estimated    Carrying   Estimated
                                  Value      fair value   value      fair value
 Financial assets:                ---------------------------------------------
  Cash and cash equivalents       $ 11,966     11,966      10,154      10,154
  Securities available-for-sale     27,412     27,412      72,719      72,719
  Securities held-to-maturity        4,725      4,654       1,738       1,699
  Loans                            391,223    399,910     462,361     460,389
  Servicing rights                   1,290      1,387         815         848

 Financial liabilities:
  Deposit accounts                 312,518    313,079     361,786     361,878
  Borrowings                        86,827     86,840     147,947     147,769


Cash and cash equivalents
The carrying amount represents fair value.

Securities including mortgage backed securities
Fair values are based on quoted market prices or dealer quotes.

Loans
Fair values are estimated using current market interest rates to discount future cash flows for each of fifteen different loan segments. Interest rates used to discount the cash flows are based on U.S. Treasury yields or other market interest rates with appropriate spreads for each segment. The spread over the treasury yields or other market rates is used to account for liquidity, credit quality and higher servicing costs. Prepayment rates are based on expected future prepayment rates or where appropriate and available, market prepayment rates.

Servicing rights
Fair values for mortgage servicing rights are based on quoted market prices discounted for costs to sell.

Deposit accounts
The fair value of deposits with no stated maturity, such as checking accounts, money market deposit accounts and savings accounts, equals the amount payable on demand. The fair value of certificates of deposits is calculated based on the discounted value of contractual cash flows. The discount rate is equal to the rate currently offered on similar products.

Borrowings
The fair value is calculated based on the discounted cash flow method, adjusted for market interest rates and terms to maturity.

Off-balance sheet financial instruments
There are no material differences between the carrying value and estimated fair value of off-balance sheet financial instruments including interest rate floors and interest rate swaps.

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
(16) Contingencies
The Corporation is a defendant in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Corporation will not be materially adversely affected by the final outcome of these legal proceedings and that adequate provision has been made in the accompanying consolidated financial statements.

At periodic intervals, the OTS and the Federal Deposit Insurance Corporation routinely examine the Corporation's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Corporation's financial statements be adjusted in accordance with their findings.

(17) Condensed Financial Information of Cascade Financial Corporation Following are the condensed financial statements of Cascade Financial Corporation (Parent only) for the period indicated:

                               Balance Sheet
                                 June 30,
-------------------------------------------------------------------------------
                                                           1998        1999
-------------------------------------------------------------------------------
Assets:
 Cash                                                  $    261          464
 Investment in subsidiary                                31,167       35,488
 Other assets                                                 2           43
                                                     --------------------------
                                                         31,430       35,995
                                                     ==========================
Liabilities and Stockholders' Equity:
 Other Liabilities                                           18           --
 Stockholders' equity                                    31,412       35,995
                                                     --------------------------
                                                         31,430       35,995
                                                     ==========================

                         Statement of Operations
                       For the years ended June 30,
-------------------------------------------------------------------------------
                                                    1997      1998      1999
-------------------------------------------------------------------------------
Equity in undistributed net income of the
 subsidiary                                      $  1,464     3,786     4,217
Operating expenses                                   (145)     (392)     (171)
                                                 ------------------------------
Income before Federal income taxes                  1,319     3,394     4,046
Income tax benefit                                     49       131        58
                                                 ------------------------------
Net income                                          1,368     3,525     4,104
                                                 ==============================

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================

                       For the years ended June 30,
-------------------------------------------------------------------------------
                                                    1997      1998      1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                    $  1,368       3,525     4,104
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Equity in net income of subsidiary            (1,464)     (3,786)   (4,217)
   Increase (decrease) in other assets               16          44       (41)
   Decrease in other liabilities                     --          --       (18)
                                               --------------------------------
    Net cash used in operating activities           (80)       (217)     (172)
Cash flows from investing activities:
 Dividends received from subsidiary                  --         300        --
                                               --------------------------------
  Net cash provided by investing activities          --         300        --
Cash flows from financing activities:
 Proceeds from issuance of common stock              78         140       375
                                               --------------------------------
  Net cash provided by financing activities          78         140       375
                                               --------------------------------
  Net increase (decrease) in cash and cash
   equivalents                                       (2)        223       203
Cash and cash equivalents:                     ================================
 Beginning of year                                   40          38       261
                                               --------------------------------
 End of year                                         38         261       464
                                               ================================

(18) Lines of Business

The Corporation is managed along five major lines of business: business banking, consumer banking, construction lending, income property lending and residential lending. The administrative group, although not considered a line of business, is responsible for the management of investments, interest rate risk, marketing, data processing and regulatory and stockholder reporting. The financial performance of these business lines is measured by the Corporation's profitability reporting processes, which utilize various management accounting techniques to ensure that each business line's financial results reflect the underlying performance of that business.

The principal activities conducted by Business Banking are the origination and servicing of commercial business loans and associated merchant services. Consumer Banking includes all deposit products, with their related fee income, and all consumer loan products such as home equity and installment loans and credit card products. The Construction unit provides financing to builders and developers for residential construction and land acquisition and development. The Income Property unit originates loans secured by multi-family properties and nonresidential real estate. The Residential unit's activities are the origination of single family loans and the associated loan servicing activities.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued effective for fiscal years ending after December 15, 1998. This standard requires the Corporation to provide information on the performance of its reportable business segments, noted above, which are strategic lines of business managed by the Management Committee, under the direction of the Chief Executive Officer. The Management Committee, which is the senior decision making group of the Corporation, is comprised of seven members including the Chairman and Chief Executive Officer and the President.

During 1999, the Corporation developed a management reporting system that enables management to monitor the Corporation's performance on a line of business basis. To better assess the contribution of its various business lines, the Corporation generates segment results that include balances directly attributable to business line activities. Expenses or activities not directly controlled by business unit managers are allocated to the Administrative unit. In this way, management can assess the performance of a particular business. The Corporation is constantly analyzing its line of business performance and developing better ways to measure profitability.

                         CASCADE FINANCIAL CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 (Dollars in Thousands, except share amounts)
===============================================================================
Each segment is managed by a senior executive. Back office support is provided to each segment through executives responsible for information systems, finance and administration.

The accounting policies of the segments are the same as those described in "Note 1: Summary of Significant Accounting Policies." Direct revenues and expenses are allocated to business segments in determining their net income. Corporate overhead, centralized support costs and other costs are assigned to the Administration Unit. The Corporation evaluates performance based on net income of the respective business segments. Depreciation is allocated to the segments based upon the utilization of the assets by the segments. All depreciating assets are included in Administration's total assets.

Since SFAS No. 131 requires no segmentation or methodology standardization, the organization structure of the Corporation and the allocated methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, the Corporation's business line performance may not be directly comparable with similar information from other financial institutions.




                                                            Year Ended June 30, 1999

                                                                       Income               Adminis-
                            Business    Residential    Construction    Property  Consumer   tration
Total
                            --------    -----------    ------------    --------  --------   ---------  ----
--
Condensed Income Statement
Net interest after
 provision for
 loan losses                $ 2,813        5,339           1,428         3,554     1,863        825
15,822
  Other income                   31        1,733              --             6       687        380
2,837
  Other expense                 881        3,015             182           142     3,252      4,966
12,438
                            -------------------------------------------------------------------------------
--
  Income before income tax    1,963        4,057           1,246         3,418      (702)    (3,761)
6,221
  Federal income taxes          667        1,380             424         1,163      (239)    (1,278)
2,117
                            -------------------------------------------------------------------------------
--
Net income                    1,296        2,677             822         2,255      (463)    (2,483)
4,104

=================================================================================



                                                             At June 30, 1999

Total Assets                 61,676        177,988          35,519     134,959    52,219      94,725
557,086



Given the nature and magnitude of data required to report on business line profitability, the Corporation has determined that it is not possible to gather the information and data necessary to restate prior year segment results.

Stockholders interested in receiving quarterly earnings releases should call our main office at (425) 339-5500 or 1-800-326-8787 or contact us by email at tstull@cascadebank.com.

A copy of the Form 10-K as filed with the Securities and Exchange Commission will be furnished to stockholders upon written request to the Secretary, Cascade Financial Corporation, 2828 Colby Avenue, Everett, WA 98201. You may also contact us through our Web site: www.cascadebank.com. Form 10-K information is also available through the Securities and Exchange Commission's Web site: www.sec.gov/edaux/searches.htm

                                                      Stockholders'
                                                      Meeting:
                                                      The annual meeting of
                                                      Cascade Financial
                                                      Corporation will be at
                                                      10:00 a.m., Saturday,
                                                      October 23, 1999 at
                                                      Cascade Bank, 2828
                                                      Colby Avenue, Everett,
                                                      Washington.

-------------------------------------------------------------------------------
COMMON STOCK INFORMATION
The common stock of Cascade Financial Corporation is traded on the NASDAQ Stock Market under the symbol "CASB". As of August 27, 1999 there were approximately 1,250 stockholders of record.

The following table sets forth market price and dividend information for the Corporation's common stock. Prices have been adjusted for stock dividends.

     Fiscal 1999       High      Low        Fiscal 1998       High       Low
     First Quarter   $12.250   10.750       First Quarter   $11.750     7.750
     Second Quarter   12.250    8.375       Second Quarter   12.125     8.375
     Third Quarter    13.500   11.125       Third Quarter     9.625     7.750
     Fourth Quarter   14.500   13.000       Fourth Quarter   12.625     9.375

In order to retain capital for operations and expansion, the Corporation does not expect to declare cash dividends in the near future. The Corporation's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Cascade Bank, which is subject to regulations and the Bank's continued compliance with all regulatory capital requirements. Current regulations allow the Bank to pay dividends on its stock if regulatory capital would not thereby be reduced below the amount required for the statutory capital requirements set by the Office of Thrift Supervision.


Stock Transfer                             Legal Counsel
Agent
                                           Anderson Hunter Law Firm, PS
Chase Mellon                               2707 Colby Avenue
Shareholder Services                       Suite 10o1
50 California Street, 10th Floor           Everett, Washington  98201
San Francisco, California  94111

Auditors                                   Special Counsel

KPMG LLP                                   Breyer & Associates PC
3100 Two Union Square                      1100 New York Avenue, N.W.
601 Union Street                           Suite 700 Wast
Seattle, Washington  98101-2327            Washington, D.C.  20005

                                                              Cascade  [Logo]
                                                            Financial
                                                          Corporation

-------------------------------------------------------------------------------
MANAGEMENT COMMITTEE

[Picture appears here]                                [Picture appears here]

TO LEFT:
David R. Little
EVP, Business Banking
Russell E. Rosendal
EVP, Chief Financial Officer
James J. Palm
EVP, Residential Lending
Robert G. Disotell
EVP, Consumer Banking
Steve Smith
SVP, Operations

TO RIGHT:
Steven R. Erickson
EVP, Income Property/
Construction Lending
Frank M. McCord
Chairman, Chief Executive Officer
C. Fredrick Safstrom
President, Chief Operating Officer
Vera E. Wildauer
SVP, Marketing Director


-------------------------------------------------------------------------------
BOARD OF DIRECTORS

Frank M. McCord
Chairman of the
Board
Chief Executive Officer
Cascade Bank
a
[Picture appears here]

David W. Duce
Vice Chairman
Attorney
Duce, Bastian, Peterson, and
Zielke
c
[Picture appears here]


Janice Halladay
Office Manager
Moss Adams, LLP
c
[Picture appears here]


Dwayne Lane
President
Dwayne Lane Auto Centers
c
[Picture appears here]


Gary L. Meisner
President
Clearview Management, Inc.
b
[Picture appears here]


Dennis R. Murphy, Ph.D.
Vice Chairman
Dean
College of Business and Economics
and Professor of Economics
Western Washington University
b
[Picture appears here]


David R. O'Connor
Co-Owner
Mobile Country Club
a
[Picture appears here]


Henry M. Robinett
General Partner
Boyden, Robinett & Assoc. L.P.
a, b
[Picture appears here]


C. Fredrick Safstrom
President
Chief Operating Officer
Cascade Bank
a
[Picture appears here]


Paull H. Shin, Ph.D.
Washington State Senator
Retired Professor of History
c
[Picture appears here]


Ronald E.Thompson
President
WRE Commercial & Property
Management
a, b
[Picture appears here]


G. Brandt Westover
Vice President
Paine Webber, Inc.
a
[Picture appears here]


a  Member of the Executive Committee
b Member of the Audit and Finance Committee c Member of the Compensation and Personnel Committee

                                                             corporate
                                                               solutions

[Back Cover Page]

Special Thanks

To all the "Real people"-customers and employees-who donated their time to be photographed for this report:

Front Cover: Michele Sabol; Duane Edwards with Steve Ahmann; Dale Schroeder; Tracy and Daniella Zajac; Judy, Tucker, Hannah, Tyler and Steve Smith

Pg 4-5: Monica, Brent Jr, Desmond and Brent Stewart; Craig Holman

Pg 6-7: Phon Thi Thach with Doeung Nga, Duangporn Dunning with Joan Bear; Gordon P. Reykdal and Gordon K. Reykdal with Steve Erickson

Pg 8-9: Mark Sanelli with Melvin Brook; Patti Hopper with Cora Davies, Jerry Dawson with Laura and Frank Getty

Pg. 10-11: Russ Rosendal, Rob Disotell, John Feathers, April Selanders, Fred Safstrom, Steve Smith, Vera Wildauer, Robert Gamboa, Carmen Cortines, Morris VanHorne, Karen Donnellan; Tim Lawrence; Laura Jarrell with Carly; Mike Curley

Pg. 12: Background photo courtesy of YMCA of Snohomish County; Jerry Beavers with Fred Safstrom


---------------------------------------------------------
Cascade Bank Locations

Everett Main Office               Marysville Office
2828 Colby Avenue                 815 State Avenue
Everett, Washington               Marysville, Washington
(425) 339-5500                    (360) 659-7614

Everett                           Mount Vernon Office
Broadway Office                   1725 Continental Place,
2602 Broadway                     Suite C
Everett, Washington               Mount Vernon, Washington
(425) 259-1243                    (360) 424-4655

Everett                           Smokey Point in Safeway
Evergreen Way Office              3532 172nd Street NE
6920 Evergreen Way                Arlington, Washington
Everett, Washington               (360) 653-1900
(425) 353-1243
                                  Woodinville in TOP Food &
Bellevue Office                   Drug
200 108th NE                      17641 Garden Way NE
Bellevue, Washington              Woodinville, Washington
(425) 455-2300                    (425) 481-0820

Clearview Office                  Bellingham
17512 SR 9 SE                     Home Loan Center
Snohomish, Washington             909 Lakeway Drive, Suite 200
(360) 668-1243                    Bellingham, Washington
                                  (360) 676-5200
Harbour Pointe in QFC
11700 Mukilteo Speedway           Coming Soon:
Mukilteo, Washington              Marysville in Haggen Food
(425) 290-7767                    & Pharmacy
                                  3711 88th Street NE
Issaquah Office                   Marysville, Washington
305 Front Street N
Issaquah, Washington              Lake Stevens in Haggen
(425) 391-5500                    Food & Pharmacy
                                  Meridian Street Plaza
Lynnwood Office                   8915 Market Place
19419 Highway 99                  Everett, Washington
Lynnwood, Washington
(425) 775-6666

                              S O L U T I O N S

1999 Annual Report                                       Cascade   [Logo]
                                                       Financial
                                                     Corporation

                            Exhibit 21

                  Subsidiaries of the Registrant

Parent

Cascade Financial Corporation

                                                         Jurisdiction or
                                     Percentage               State of
Subsidiaries (a)                    of Ownership           Incorporation
----------------                    ------------         ----------------

Cascade Bank                            100%               United States

Cascade Investment
 Services, Inc. (b)                     100%               Washington

-----------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b) Wholly-owned subsidiary of Cascade Bank.

                            Exhibit 23

                   Consent of Independent Auditors

                             [Letterhead of KPMG LLP]

                        Consent of Independent Auditors

The Board of Directors
Cascade Financial Corporation and subsidiary:

We consent to incorporation by reference in the registration statement on Form S-8 (No. 33-94456) of Cascade Financial Corporation of our report dated August 2, 1999 relating to consolidated balance sheets of Cascade Financial Corporation and subsidiary as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 1999, which report is incorporated by reference into Cascade Financial Corporation's 1999 Annual Report on Form 10-K from Cascade Financial Corporation's 1999 Annual Report to Stockholders.

                                      /s/KPMG LLP

Seattle, Washington
September 27, 1999

                                Exhibit 27
                          Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Cascade Financial Corporation for the year ended June 30, 1999 and is qualified in its entirety by reference to such financial statements.

                 Financial Data
              As of or for the year
Item Number    ended June 30, 1999      Item Description
-----------    -------------------      ----------------
                 ($ in thousands)
9-03 (1)          9,804                 Cash and due from Banks
9-03 (2)            350                 Interest-bearing deposits
9-03 (3)             --                 Federal funds sold - purchased
                                          securities for resale
9-03 (4)             --                 Trading account assets
9-03 (6)         72,719                 Investment and mortgage backed
                                          securities held for sale
9-03 (6)          1,738                 Investment and mortgage backed
                                          securities held to maturity -
                                          carrying value
9-03 (6)          1,699                 Investment and mortgage backed
                                          securities held to maturity - market
                                          value
9-03 (7)        455,736                 Loans, net
9-03 (7)(2)       4,254                 Allowance for losses
9-03 (11)       557,086                 Total assets
9-03 (12)       361,786                 Deposits
9-03 (13)        74,051                 Short-term borrowings
9-03 (15)        13,114                 Other liabilities
9-03 (16)        73,896                 Long-term debt
9-03 (19)            --                 Preferred stock - mandatory redemption
9-03 (20)            --                 Preferred stock - no mandatory
                                          redemption
9-03 (21)            55                 Common stocks
9-03 (22)        34,184                 Other stockholders' equity

9-03 (23)       557,086                 Total liabilities and stockholders'
                                          equity
9-04 (1)         34,751                 Interest and fees on loans
9-04 (2)          3,184                 Interest and dividends on investments
9-04 (4)            270                 Other interest income
9-04 (5)         38,205                 Total interest income
9-04 (6)         16,425                 Interest on deposits
9-04 (9)         21,956                 Total interest expense
9-04 (10)        16,249                 Net interest income
9-04 (11)           427                 Provision for loan losses
9-04 (13)(h)         17                 Investment securities gains/(losses)
9-04 (14)        12,438                 Other expenses
9-04 (15)         6,221                 Income/loss before income tax
9-04 (17)         6,221                 Income/loss before extraordinary items
9-04 (18)            --                 Extraordinary items, less tax
9-04 (19)            --                 Cumulative change in accounting
                                          principles
9-04 (20)         4,104                 Net income or loss
9-04 (21)          0.76                 Earnings per share - book
9-04 (21)          0.69                 Earnings per share - diluted
I.B. 5             7.83                 Net yield - interest earning assets -
                                          actual
III.C.1. (a)      1,201                 Loans on non-accrual
III.C.1. (b)         --                 Accruing loans past due 90 days or more
III.C.2. (c)         --                 Troubled debt restructuring
III.C.2           2,149                 Potential problem loans
IV.A.1            4,143                 Allowance for loan loss - beginning of
                                          period
IV.A.2              323                 Total chargeoffs
IV.A.3                7                 Total recoveries
IV.A.4            4,254                 Allowance for loan loss - end of period
IV.B.1               --                 Loan loss allowance allocated to
                                          domestic loans
IV.B.2               --                 Loan loss allowance allocated to
                                          foreign loans
IV.B.3            4,254                 Loan loss allowance - unallocated