Form 10-Q
period 1999-09-30
CASCADE FINANCIAL CORP
filed 1999-11-15
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                          -----------------------
                                     10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999
       ------------------
OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD
       FROM              TO
           --------------  -----------------

       Commission file number 0-25286
                              -------

                          CASCADE FINANCIAL CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                        Delaware                      91-1661954
              ------------------------------      ------------------
             (State or other jurisdiction of        (IRS Employer
             incorporation or organization)       Identification No.)

                    2828 Colby Avenue
                   Everett, Washington                  98201
        ----------------------------------------  ------------------
        (Address of principal executive offices)      (Zip Code)

                                 (425) 339-5500
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.  Yes   X   No
                                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding as of September 30, 1999
         -----                      ------------------------------------
  Common Stock ($.01 par value)                    5,469,671

                        CASCADE FINANCIAL CORPORATION

                                  FORM 10-Q
                  for the Quarter Ended September 30, 1999

                              ------------------

                                   INDEX
                                   -----

PART I -- Financial Information:

     Item 1 -- Financial Statements:

        --  Condensed Consolidated Balance Sheets......................  3

        --  Condensed Consolidated Statements of Operations............  4

        --  Consolidated Statements of Comprehensive Income............  5

        --  Condensed Consolidated Statements of Cash Flows............  6

        --  Notes to Consolidated Financial Statements.................  8

     Item 2 -- Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................  9

     Item 3 -- Quantitative and Qualitative Disclosures about
         Market Risk................................................... 13

PART II   Other Information............................................ 16

                       PART I    FINANCIAL INFORMATION
                       -------------------------------

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)


ASSETS                                             September 30,    June 30,
------                                             -------------    --------
                                                       1999           1999
                                                       ----           ----
                                                    (unaudited)

Cash on hand and in banks                          $  11,406         9,804
Interest-earning deposits in other institutions          114           350
Securities available for sale                         72,522        72,719
Loans available for sale, net                          9,091        22,428
Mortgage-backed securities held to maturity
  (market value of $1,421 and $1,699)                  1,446         1,738
Loans, net                                           491,255       433,308

Premises and equipment, at cost, net                   9,469         9,433
Accrued interest receivable and other assets           6,430         7,306
                                                   -----------------------
  TOTAL ASSETS                                     $ 601,733       557,086
                                                   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                           $ 359,640       361,786
Federal Home Loan Bank advances                      177,236       141,996
Securities sold under agreements to repurchase        21,696         5,951
Advance payments by borrowers for taxes
  and insurance                                        2,391         1,947
Accrued expenses and other liabilities                 5,116        10,743
Deferred income tax                                      451           424
  TOTAL LIABILITIES                                  566,530       522,847

Preferred stock, $.01 par value, 500,000 shares
   authorized; no shares issued or outstanding            --            --
Common stock, $.01 par value, 5,000,000 shares
  authorized; 5,469,671 and 5,454,302 shares
  issued and outstanding                                  55            55
Additional paid-in capital                             4,830         4,790
Retained earnings, substantially restricted           32,126        31,150
Cumulative comprehensive income, net                  (1,808)       (1,756)
                                                   -----------------------
  TOTAL STOCKHOLDERS' EQUITY                          35,203        34,239
                                                   -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 601,733       557,086
                                                   =======================

               See notes to consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share amounts)
                                (unaudited)

                                                     Three months ended
                                                 September 30, September 30,
                                                 ------------- -------------
                                                      1999        1998
                                                      ----        ----
Interest income:
  Loans                                             $ 9,828      8,422
  Mortgage-backed securities held-to-maturity            20         52
  Securities available for sale                         990        372
  FHLB stock dividends                                  144        104
  Interest-earning deposits                              34         70
                                                    ------------------
    Total interest income                            11,016      9,020

Interest expense:
  Deposits                                            4,210      4,023
  Borrowings                                          2,129      1,222
                                                    ------------------
    Total interest expense                            6,339      5,245

Net interest income                                   4,677      3,775
  Provision for loan losses                             210        150
                                                    ------------------
Net interest income after provision for loan losses   4,467      3,625

Other income:
  Gain on sale of loans                                 123        228
  Service charges                                       315        255
  Gain on sale of securities available-for-sale           0          4
  Other                                                  48         49
                                                    ------------------
    Total other income                                  486        536

Other expenses:
  Salaries and employee benefits                      1,909      1,476
  Occupancy                                             696        435
  Federal deposit insurance premiums                     52         46
  Advertising                                           117        107
  Data processing                                        89        143
  Other                                                 613        616
                                                    ------------------
    Total other expenses                              3,476      2,823

    Income before income taxes                        1,477      1,338
  Federal income taxes                                  501        455
                                                    ------------------
    Net income                                      $   976        883
                                                    ==================
Earnings per share, basic                           $  0.18       0.16
Earnings per share, diluted                            0.16       0.15
Weighted average number of shares outstanding:
  Basic                                           5,469,671  5,385,636
  Diluted                                         5,959,798  5,933,545

                See notes to consolidated financial statements

              CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (dollars in thousands)
                             (unaudited)

                                        Three months ended September 30,
                                        --------------------------------
                                                 1999        1998
                                                 ----        ----


Net Income                                    $  883          976
Increase (decrease) in unrealized
        Gains (losses) on securities
        available for sale, net of tax
        of $65 and $(27).                        134          (52)
                                              -------------------
Comprehensive Income                          $1,017          897
                                              ===================

                     CASCADE FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (dollars in thousands, unaudited)


                                            Three months ended September 30,
                                            --------------------------------
                                                    1999        1998
                                                    ----        ----
Cash flows from operating activities:
  Net income (loss)                               $  976         883
                                               ---------------------
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization of
        premises and equipment                       337         173
      Amortization of retained servicing rights       61         107
      Provision for losses on:
        Loans                                        210         150
        Mortgage servicing rights                     --          94
      Additions to mortgage servicing rights         (56)       (187)
    Deferred loan fees, net of amortization          175        (170)
      Net change in loans available for sale      13,337      (6,032)
      Federal Home Loan Bank stock dividend
        received                                    (144)       (104)
      Net change in accrued interest receivable
        and other assets over principal and
        interest payable on loans serviced for
        others and accrued expenses and other
        liabilities                               (4,321)     (2,688)
                                               ---------------------
          Total adjustments                        9,599      (8,661)
                                               ---------------------
            Net cash provided by (used in)
              operating activities                10,574      (7,778)

Cash flows from investing activities:
  Loans originated, net of principal repayments  (58,331)     (2,170)
  Principal repayments on securities held-to
    maturity                                         292       1,051
  Principal repayments on securities available-
    for-sale                                       1,560       2,204
  Purchases of securities available for sale           0     (14,933)
  Proceeds from sales of securities available
    for sale                                           0       3,003
  Purchases of premises and equipment               (373)       (394)
                                               ---------------------
    Net cash used in investing activities        (58,445)    (11,235)

Subtotal, carried forward                        (47,870)    (19,013)
                                               ---------------------

            See notes to consolidated financial statements

                       CASCADE FINANCIAL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (dollars in thousands, unaudited)

                                            Three months ended September 30,
                                            --------------------------------
                                                    1999        1998
                                                    ----        ----

Subtotal, brought forward                      $ (48,871)    (19,013)
                                               ---------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock              40         181
  Net increase (decrease) in deposits             (2,146)      6,136
  Net increase in Federal Home Loan Bank
    advances                                      35,240      21,990
  Net increase (decrease) in securities sold
    under agreements to repurchase                15,745     (12,646)
  Net decrease in advance payments by
    borrowers for taxes and insurance                444       1,127
                                               ---------------------
      Net cash provided by financing
        activities                                49,324      16,788
                                               ---------------------
  Net increase (decrease) in cash and cash
    equivalents                                    1,453      (2,225)
Cash and cash equivalents at beginning of
  period                                          10,153      11,967
                                               ---------------------
Cash and cash equivalents at end of period     $  11,520       9,742
                                               =====================

Supplemental disclosures of cash flow infor-
  mation cash paid during the period for:
    Interest                                   $   6,156       5,237
    Federal income taxes                             500         200
                                               ---------------------

Supplemental schedule of noncash investing
  activities:
    Mortgage loans securitized into mortgage
      backed securities and held-for-trading
      and sold                                     1,407       5,035
    Net mortgage loans transferred to real
      estate owned                                    --         363

               See notes to consolidated financial statements.

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1999
                               (unaudited)

1.   Presentation of Financial Information

     The accompanying financial information is unaudited and has been prepared from the books and records of Cascade Financial Corporation, ("Cascade" or the "Corporation"). The Corporation's sole subsidiary is Cascade Bank, (the "Bank"). In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting.

     Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 1999, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's 1999 Annual Report on Form 10-K.

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

3.   Financial Statement Reclassification

     Certain amounts in the financial statements for fiscal 1999 have been reclassified to conform with the financial statement classification for fiscal 2000.

4.   New Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. Management is reviewing this statement and does not expect that application of this statement will have a material effect on the results of operations or the financial position of the Corporation.

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of mortgage Loans Held for Sale by a Mortgage Banking Enterprise", was issued in October 1998. SFAS No. 134 requires that the security be classified either trading, available for sale or held to maturity according to the Corporation's intent, unless the Corporation has already committed to sell the security before or during the securitization process. The Corporation has adopted this statement and has not had a material effect on the results of operations or financial condition.

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

                       CHANGES IN FINANCIAL CONDITION

     Total assets increased 8% to $601.7 million at September 30, 1999, compared with $557.1 million at June 30, 1999. Loans, net increased 10% or by $44.6 million. Deposits decreased by $2.0 million due to heavy competition in the local market. Deposit outflows and increases in assets were funded by a $35.2 million increase in FHLB-Seattle advances, and a $15.7 million increase in securities sold under agreements to repurchase. Management anticipates slower asset growth over the next several quarters as portfolio targets have been reached in several loan categories. Business banking and construction lending are the two principal portfolios that are targeted for continued growth. Management has also increased the offering rates on deposits to increase deposit inflows and meet the competitive situations.

Asset Quality

     Nonperforming loans totaled $795,000 and $1.2 million at September 30, 1999 and June 30, 1999, respectively. Assets classified as substandard totaled $3.3 million and $2.1 million respectively at September 30, 1999 and June 30, 1999.

                           RESULTS OF OPERATIONS

       Comparison of the Three months Ended September 30, 1999 and 1998

General

     Net income for the three months ended September 30, 1999 increased 11% to $976,000 compared with $883,000 in 1998. The principal reason for the increase in the three months earnings was an increase of $902,000 in net interest income offset by a $653,000 increase in other expenses.

Net Interest Income

     Net interest income increased 24% or $902,000 to $4.7 million for the three months ended September 30, 1999, compared to the quarter ended September 30, 1998. The Bank's net interest margin increased 14 basis points for quarter ended September 30, 1999, to 3.47%, as compared to the quarter ended September 30, 1998. Average interest earning assets increased $100.8 million to $539.1 million for the quarter ended September 30, 1999. Average loans increased 20% or $79.8 million and average securities increased $36.9 million during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The increase in average loans coupled with a decrease of 23 basis points in the Bank's cost of funds, which decreased to 4.87% for the quarter ended September 30, 1999, were the primary factors leading to the increase in net interest margin.

     Cascade is focusing on adding commercial businesses, nonconforming one-to-four family loans, home equity lines of credit, and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for Cascade and can be underwritten conservatively to ensure low delinquency, absent unforeseen changes in local or national economic conditions. Additionally, these loan types typically have less refinance activity than conforming loans. This should help to lower Cascade's overall origination and servicing costs in the future.

Provision for Loan Losses

    Cascade's provision for loan losses was $210,000 for the three months ended September 30, 1999 compared with $150,000 in 1998. At September 30, 1999 and June 30, 1999, the Bank's loan loss allowance totaled $4.5 million and $4.3 million, respectively and the loan loss allowance as a percent of net loans outstanding was 0.88% and 0.93% respectively for those periods. The Corporation monitors its allowance for loan losses as economic conditions dictate. Although the Corporation maintains its allowance at levels that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts. Due to favorable economic conditions in the Puget Sound region, management expects continued good credit performance and low charge-offs. The provision rate maintained the loan loss allowance at levels consistent with the Corporation's internal analysis. However, no assurance can be given that the Corporation will not sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, will not require significant increases in the allowance for loan losses.

     The Corporation's strategic plan is to originate additional commercial loans and other higher risk loan products that may necessitate increasing the
Corporation's allowance for loan losses in future years.   (Management expects
to record additional provisions for losses on loans in future years as portfolios increase and diversify).

Other Income

     Other income decreased 9% or $50,000 during the quarter ended September 30, 1999 to $486,000 as compared with the $536,000 recorded in the three months ended September 30, 1998. This decrease was the result of a decrease in gains from the sales of loans of $105,000. Increasing market interest rates has decreased production of loans for sale thereby decreasing gains from sales. It is anticipated mortgage-banking operations will be under pressure for at least the next several quarters as the trend for interest rates is higher and housing related activities are declining. Other service fees and charges increased $60,000 as business and consumer deposit account balances increase.

Other Expenses

     Other expenses increased by 23% or $653,000 to $3.5 million for the three months ended September 30, 1999 compared with $2.8 million for the three months ended September 30, 1998. This increase is due primarily to increases in salaries and employee benefits of $433,000 and occupancy related expenses of $261,000. Offsetting these increases were decreases in data processing expenses of $54,000. Management is reviewing all business units to reduce expenses during the next several quarters.


Segment Results
                                 For the three months ended
                                     September 30, 1998
                                                                                         Adminis-
                                                                      Income             tration
                                Business  Residential  Construction  Property  Consumer  Treasury   Total
                                -------------------------------------------------------------------------
Condensed Income Statement
 Net Interest after
  provision for loan losses       $629       1,181          328         734       646       107     3,625
 Other income                       68          22          184          10       201        51       536
 Direct Expense                    220         200          126          56       474         6     1,082
 Allocated Overhead                144         757          172         320       158       190     1,741
                                -------------------------------------------------------------------------
 Income before Income Tax          333         246          214         368       215       (38)    1,338
 Federal Income Taxes              113          84           73         125        73       (13)      455
                                -------------------------------------------------------------------------
 Net Income                        220         162          141         243       142       (25)      883
                                -------------------------------------------------------------------------


                                 For the three months ended
                                     September 30,1999
                                                                                         Adminis-
                                                                      Income             tration
                                Business  Residential  Construction  Property  Consumer  Treasury   Total
                                -------------------------------------------------------------------------
Condensed Income Statement
 Net Interest after
  provision for loan losses       $908       1,327          375       1,109       480       268     4,467
 Other income                        8         111           28          22       234        83       486
 Direct Expense                    223         807           40         120       471        78     1,739
 Allocated Overhead                178         605          158         388       141       267     1,737
                                -------------------------------------------------------------------------
 Income before Income Tax          515          26          205         623       102         6     1,477
 Federal Income Taxes              175           9           70         212        35         1       501
                                -------------------------------------------------------------------------
 Net Income                        340          17          135         411        67         5       976
                                -------------------------------------------------------------------------

                                                              11

Liquidity and Sources of Funds

     Cascade maintains liquidity balances in FHLB deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $27.3 million in September 1999, which was in excess of the required liquidity level of $17.4 million.

     Loan commitments outstanding at September 30, 1999, were $17.5 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $10.2 million at September 30, 1999.

     At September 30, 1999, the Bank had an unused line of credit from the FHLB-Seattle of $33.4 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to $211 million. The Bank also had $21.7 of reverse repurchase agreements outstanding, an increase of $15.7 million from June 30, 1999.

Capital Resources

     Cascade Bank is in full compliance with all capital requirements established by the OTS at September 30, 1999. Cascade's regulatory capital, capital requirements, and related excess capital amounts as of September 30, 1999 are presented in the following table:

     Core capital                         Amount       Percentage
     ------------                         ------       ----------
     Tier 1 (Core) capital              $ 36,779          6.11%
     Less:  Minimum requirement           24,072          4.00
                                        --------        ------
     Excess                             $ 12,707          2.11%
                                        ========        ======

     Risk-based capital                   Amount       Percentage
     ------------------                   ------       ----------
     Risk-based capital                 $ 40,809         10.25%
     Less: Minimum requirement(1)         31,845          8.00
                                        --------        ------
     Excess                             $  8,964          2.25%
                                        ========        ======
     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The OTS has advised the Corporation that at September 30, 1999, Cascade Bank is a "well capitalized" institution.

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

     Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

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

     Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200 basis point increase in general interest rates would reduce Cascade's annual net interest income by 4% at June 30, 1999. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed seven years. Principally all new fifteen and thirty year fixed rate loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term Federal Home Loan Bank-Seattle ("FHLB") advances. Cascade also uses interest rate swap and interest rate cap agreements to effectively extend the repricing of short-term deposit accounts.

     Cascade uses mandatory and optional forward commitments from investment banking firms to mitigate the interest rate risk from its mortgage banking operation.

                          YEAR 2000 DISCLOSURE

Year 2000 Project

     This section contains forward-looking statements that have been prepared on the basis of management's best judgments and currently available information and constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness Disclosure Act of 1998. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the Corporation's control. In addition, these forward-looking statements are based on current assessments and remediation plans, which are based on certain representations of third-party service providers and are subject to change. Accordingly, there can be no assurance that the Corporation's results of operations will not be adversely affected by difficulties or delays in the Corporation's or in third parties' Year 2000 readiness efforts.

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

     Mission critical software testing was substantially completed in 1998. Hardware testing for mission critical systems was completed in February 1999. Testing of the software and hardware for ATM and debit card systems was completed in April 1999. On May 7, 1999, the Bank was notified its ATM and debit card third party processor had not completed all Year 2000 testing as proscribed by the Federal Banking Regulators. This processor handles many other financial institutions as well as the Bank. The processor had until June 30, 1999 to meet its testing requirements. On June 30, 1999, the processor certified its compliance. Management is continuing discussions with the ATM provider, reviewing follow up certification material and is in consultation with the Federal Banking Regulators on this issue. The Corporation continues to assess the readiness of all its third-party service providers, though it is currently unable to predict their final readiness. The Corporation has established contingency plans for the service providers it deems most critical and will continue monitoring to determine whether to implement specific contingency plans.

Costs to address Year 2000 issues

     The Team anticipated the Bank would need to spend approximately $250,000 to upgrade computer equipment, test software, purchase software upgrades, and hire additional temporary staff for Year 2000 issues. As of September 30, 1999, the Bank has expensed approximately $270,000. The Bank added one additional employee to work on Year 2000 projects and does not anticipate adding additional employees. These expenses have been funded through normal cash flows from operations. There may be costs associated with resolving the ATM-debit card processor issue. These costs, if incurred, would not be
material in any single reporting period.   Management will take whatever steps
necessary to enforce its contractual rights.

Risks associated with the Year 2000

     The nature of the Year 2000 problem makes it difficult, if not impossible, to determine what the exact risks will be to the Bank. There are numerous issues beyond the Bank's control, such as electric power and telephone communications. The Bank interacts with many customers, vendors and third party service providers, who in turn interact with many of the same.
Due to the interdependence of computer systems today, it is simply impossible for any one party to eliminate the risk related to the Year 2000 problem. If the computer systems of a third party on which Cascade Bank relies are not converted by the Year 2000, there may be significant costs incurred by the Bank. The Bank has been in contact with its large loan customers, to ensure they are aware of the Year 2000 problem and are in the process of addressing the issues. In the event that these loan customers are unable to operate due to a Year 2000 problem, there may be a loss of revenue for Cascade Bank.

Contingency Plans

     The Team has created a worst case scenario contingency plan for each of its mission critical systems. The Team is currently in the stage of implementing these plans and testing has began and continue throughout the balance of 1999.

                         PART II-OTHER INFORMATION
                         -------------------------

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

                              CASCADE FINANCIAL CORPORATION


November 12, 1999             /s/  Russell E. Rosendal
                              --------------------------------
                              By:  Russell E. Rosendal
                                   Executive Vice President
                                   (Chief Financial Officer)