Form 10-Q/A
period 1999-06-30
CASCADE FINANCIAL CORP
filed 1999-12-01
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                          -----------------------
                                     10-Q/A

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

The Registrant hereby amends Part I, Item 1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as follows:

                       PART I    FINANCIAL INFORMATION
                       -------------------------------

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)


ASSETS                                             September 30,    June 30,
------                                             -------------    --------
                                                       1999           1999
                                                       ----           ----
                                                    (unaudited)

Cash on hand and in banks                          $  11,406         9,804
Interest-earning deposits in other institutions          114           350
Securities available for sale                         72,522        72,719
Loans available for sale, net                          9,091        22,428
Mortgage-backed securities held to maturity
  (market value of $1,421 and $1,699)                  1,446         1,738
Loans, net                                           491,255       433,308

Premises and equipment, at cost, net                   9,469         9,433
Accrued interest receivable and other assets           6,430         7,306
                                                   -----------------------
  TOTAL ASSETS                                     $ 601,733       557,086
                                                   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                           $ 359,640       361,786
Federal Home Loan Bank advances                      177,236       141,996
Securities sold under agreements to repurchase        21,696         5,951
Advance payments by borrowers for taxes
  and insurance                                        2,391         1,947
Accrued expenses and other liabilities                 5,170        10,743
Deferred income tax                                      397           424
  TOTAL LIABILITIES                                  566,530       522,847

Preferred stock, $.01 par value, 500,000 shares
   authorized; no shares issued or outstanding            --            --
Common stock, $.01 par value, 5,000,000 shares
  authorized; 5,469,671 and 5,454,302 shares
  issued and outstanding                                  55            55
Additional paid-in capital                             4,830         4,790
Retained earnings, substantially restricted           32,126        31,150
Cumulative comprehensive income, net                  (1,808)       (1,756)
                                                   -----------------------
  TOTAL STOCKHOLDERS' EQUITY                          35,203        34,239
                                                   -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 601,733       557,086
                                                   =======================

               See notes to consolidated financial statements
                                       1

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
                                              ===================

                     CASCADE FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (dollars in thousands, unaudited)


                                            Three months ended September 30,
                                            --------------------------------
                                                    1999        1998
                                                    ----        ----
Cash flows from operating activities:
  Net income (loss)                               $  976         883
                                               ---------------------
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization of
        premises and equipment                       337         173
      Amortization of retained servicing rights       61         107
      Provision for losses on:
        Loans                                        210         150
        Mortgage servicing rights                     --          94
      Additions to mortgage servicing rights         (56)       (187)
    Deferred loan fees, net of amortization          175        (170)
      Net change in loans available for sale      13,337      (6,032)
      Federal Home Loan Bank stock dividend
        received                                    (144)       (104)
      Net change in accrued interest receivable
        and other assets over principal and
        interest payable on loans serviced for
        others and accrued expenses and other
        liabilities                               (4,703)     (2,688)
                                               ---------------------
          Total adjustments                        9,217      (8,661)
                                               ---------------------
            Net cash provided by (used in)
              operating activities               (10,193)     (7,778)

Cash flows from investing activities:
  Loans originated, net of principal repayments  (58,331)     (2,170)
  Principal repayments on securities held-to
    maturity                                         292       1,051
  Principal repayments on securities available-
    for-sale                                      (1,905)      2,204
  Purchases of securities available for sale       1,642     (14,933)
  Proceeds from sales of securities available
    for sale                                           0       3,003
  Purchases of premises and equipment               (373)       (394)
                                               ---------------------
    Net cash used in investing activities        (58,149)    (11,235)

Subtotal, carried forward                        (47,956)    (19,013)
                                               ---------------------

            See notes to consolidated financial statements

                       CASCADE FINANCIAL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (dollars in thousands, unaudited)

                                            Three months ended September 30,
                                            --------------------------------
                                                    1999        1998
                                                    ----        ----

Subtotal, brought forward                      $ (48,871)    (19,013)
                                               ---------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock              40         181
  Net increase (decrease) in deposits             (2,146)      6,136
  Net increase in Federal Home Loan Bank
    advances                                      35,240      21,990
  Net increase (decrease) in securities sold
    under agreements to repurchase                15,745     (12,646)
  Net decrease in advance payments by
    borrowers for taxes and insurance                444       1,127
                                               ---------------------
      Net cash provided by financing
        activities                                49,323      16,788
                                               ---------------------
  Net increase (decrease) in cash and cash
    equivalents                                    1,367      (2,225)
Cash and cash equivalents at beginning of
  period                                          10,153      11,967
                                               ---------------------
Cash and cash equivalents at end of period     $  11,520       9,742
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

Signatures
----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CASCADE FINANCIAL CORPORATION


November 29, 1999             /s/  Russell E. Rosendal
                              --------------------------------
                              By:  Russell E. Rosendal
                                   Executive Vice President
                                   (Chief Financial Officer)