Form 10-Q
period 1999-12-31
CASCADE FINANCIAL CORP
filed 2000-02-14
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------
                                FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1999

                                   OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              FOR TRANSITION PERIOD FROM         TO
                                         -------    ---------

                     Commission file number 0-25286

                    CASCADE FINANCIAL CORPORATION
        (Exact name of registrant as specified in its charter)

               Delaware                               91-1661954
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)             Identification No.)


              2828 Colby Avenue
             Everett, Washington                          98201
      (Address of principal executive offices)         (Zip Code)


   Registrant's telephone number, including area code: (425) 339-5500

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.  Yes   X     No
                                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding as of December 31, 1999
          -----                      -----------------------------------

Common Stock ($.01 par value)                    5,489,879

                        CASCADE FINANCIAL CORPORATION

                                 FORM 10-Q
                  for the Quarter Ended December 31, 1999

                              ----------------

                                  INDEX


PART I - Financial Information:

   Item 1 - Financial Statements:

          - Condensed Consolidated Balance Sheets. . . . . . . . . 3

          - Condensed Consolidated Statements of Operations. . . . 4

          - Consolidated Statements of Comprehensive Income. . . . 5

          - Condensed Consolidated Statements of Cash Flows. . . . 6

          - Notes to Consolidated Financial Statements . . . . . . 8

   Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . 9


PART II - Other Information. . . . . . . . . . . . . . . . . . . .16

                      PART I --- FINANCIAL INFORMATION
                      --------------------------------

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands, unaudited)

                                                   December 31,    June 30,
                                                   ------------    --------
ASSETS                                                1999          1999
------                                                ----          ----

Cash on hand and in banks                           $   8,904       9,804
Interest-earning deposits in other institutions             3         350
Securities available for sale                          70,915      72,719
Loans available for sale                                6,756      22,428
Mortgage-backed securities held to maturity
 (market value of $7,555 and $1,699)                    8,140       1,738
Loans, net                                            504,979     433,308
Premises and equipment, at cost, net                    9,411       9,433
Accrued interest receivable and other assets            7,850       7,306
                                                    ---------------------
       TOTAL ASSETS                                 $ 616,958     557,086
                                                    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                            $ 438,935     361,786
Federal Home Loan Bank advances                       130,609     141,996
Securities sold under agreements to repurchase          6,184       5,951
Advance payments by borrowers for taxes and
 insurance                                              1,062       1,947
Accrued expenses and other liabilities                  3,874      10,743
Deferred income tax                                       563         424
                                                    ---------------------
     TOTAL LIABILITIES                                581,227     522,847

Preferred stock, $.01 par value, 500,000 shares
 authorized; no shares issued or outstanding              ---         ---
Common stock, $.01 par value,
 8,000,000 shares authorized;
 5,489,879 and 5,408,188 shares issued and
 outstanding                                               55          55
Additional paid-in capital                              4,868       4,790
Retained earnings, substantially restricted            33,140      31,150
Cumulative comprehensive income, net                   (2,332)     (1,756)
                                                    ---------------------
     TOTAL STOCKHOLDERS' EQUITY                        35,731      34,239
                                                    ---------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 616,958     557,086
                                                    =====================

                See notes to consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share amounts)
                               (unaudited)

                                     Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                     ------------------    ------------------
                                       1999        1998     1999       1998
Interest income:                       ----        ----     ----       ----
  Loans                              $ 10,803     8,590    20,631     17,012
  Mortgage-backed securities
   held-to-maturity                        19        39        39         90
  Securities available for sale         1,019       516     2,010        889
  FHLB stock dividends                    166       110       310        214
  Interest-earning deposits                46        58        80        128
                                     ---------------------------------------
    Total interest income              12,053     9,313    23,070     18,333
Interest expense:
  Deposits                              5,087     4,034     9,297      8,057
  Borrowings                            2,288     1,361     4,417      2,582
                                     ---------------------------------------
    Total interest expense              7,375     5,395    13,714     10,639

Net interest income                     4,678     3,918     9,356      7,694
  Provision for loan losses               140       150       350        300
                                     ---------------------------------------
Net interest income after provision
 for loan losses                        4,538     3,768     9,006      7,394

Other income:
  Gain on sale of loans                   150       231       272        459
  Service charges                         325       247       640        501
  Gain on sale of securities
   available-for-sale                       0        12         0         17
  Gain on sale of real estate owned         0        55         0         55
  Other                                    56        62       104        111
                                     ---------------------------------------
    Total other income                    531       607     1,016      1,143

Other expenses:
  Salaries and employee benefits        1,922     1,340     3,831      2,816
  Occupancy                               729       492     1,425        926
  Advertising                             120       111       237        218
  Data processing                          61       134       150        276
  Other                                   701       694     1,366      1,358
                                     ---------------------------------------
    Total other expenses                3,533     2,771     7,009      5,594

    Income before income taxes          1,536     1,604     3,013      2,943
Federal income taxes                      522       545     1,023      1,000
                                     ---------------------------------------
    Net income                       $  1,014     1,059     1,990      1,943
                                     =======================================

Earnings per share, basic            $   0.19      0.20      0.36       0.36
Earnings per share, diluted              0.17      0.18      0.33       0.33

Weighted average number of shares
 outstanding:
  Basic                             5,479,406 5,403,366 5,472,582  5,382,561
  Diluted                           5,952,367 5,898,795 5,953,597  5,905,857

                 See notes to consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (dollars in thousands)
                               (unaudited)

                                     Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                     ------------------    ------------------
                                       1999        1998     1999       1998
                                       ----------------     ---------------

Net Income                           $  1,014   $ 1,059   $ 1,990    $ 1,943
Increase (decrease) in unrealized
  Gains (losses) on securities
  available for sale, net of tax
  of $(270) and $(71) for the
  three months ended December 31,
  and $(297) and $(1) for the six
  months ended December 31.              (524)     (138)     (576)        (3)
                                     ---------------------------------------
Comprehensive Income                 $    490       921   $ 1,414    $ 1,940
                                     =======================================

                         CASCADE FINANCIAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                Six Months Ended December 31,
                                                -----------------------------
                                                       1999         1998
                                                       ----         ----
Cash flows from operating activities:
  Net income                                       $   1,990        1,943
    Adjustments to reconcile net income to         ----------------------
     net cash provided by (used in) operating
     activities:
      Depreciation and amortization of premises
       and equipment                                     698          352
      Amortization of retained servicing rights          126          231
      Provision for losses on:
        Loans                                            350          300
        Mortgage servicing rights                        (33)         154
      Additions to mortgage servicing rights            (165)        (505)
      Deferred loan fees, net of amortization            274         (208)
      Net change in loans available for sale          15,672      (20,634)
      Net loss (gain) on sales of:
        Securities available for sale                      0          (16)
      Federal Home Loan Bank stock dividend
       received                                         (310)        (214)
      Net change in accrued interest receivable
       and other assets over accrued expenses and
       other liabilities                              (6,476)      (1,217)
                                                   ----------------------
        Net cash provided by (used in)
         operating activities                          12,126      (19,814)

Cash flows from investing activities:
  Loans originated, net of principal repayments      (72,726)      (8,784)
  Purchases of mortgage-backed securities held-
   to-maturity                                        (6,820)        (128)
  Principal repayments on securities held-to-
   maturity                                              418        1,991
  Principal repayments on securities available-
   for-sale                                            2,884        3,665
  Purchases of securities available for sale          (1,642)     (24,054)
  Proceeds from sales of securities available
   for sale                                                0        6,016
  Purchases of premises and equipment                   (675)        (935)
                                                   ----------------------
     Net cash used in investing activities           (78,561)     (22,229)

Subtotal, carried forward                            (66,435)     (42,043)
                                                   ----------------------

                See notes to consolidated financial statements

                         CASCADE FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                Six Months Ended December 31,
                                                -----------------------------
                                                       1999         1998
                                                       ----         ----

Subtotal, brought forward                          $ (66,435)     (42,043)
                                                   ----------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                  78          256
  Net increase in deposits                            77,149       23,011
  Net increase (decrease) in Federal Home
   Loan Bank advances                                (11,387)      33,480
  Net increase (decrease) in securities sold
   under agreements to repurchase                        233      (11,747)
  Net increase (decrease) in advance payments
   by borrowers for taxes and insurance                 (885)         239
                                                   ----------------------
    Net cash provided by financing activities         65,188       45,239
                                                   ----------------------
  Net increase (decrease) in cash and cash
   equivalents                                        (1,247)       3,196
Cash and cash equivalents at beginning of period      10,154       11,967
                                                   ----------------------
Cash and cash equivalents at end of period         $   8,907       15,163
                                                   ======================
Supplemental disclosures of cash flow
 information - cash paid during the period for:
  Interest                                         $  13,772       10,752
  Federal income taxes                                   600        1,361
                                                   ----------------------
Supplemental schedule of noncash investing
 activities:
  Mortgage loans securitized into mortgage
   backed securities and held-for-trading
   and sold                                            1,407       13,072
  Net mortgage loans transferred to real
   estate owned                                          431          363

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999
                                 (unaudited)

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

         Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 1999, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's Annual Report, incorporated by reference, on Form 10-K.

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

         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of mortgage Loans Held for Sale by a Mortgage Banking Enterprise", was issued in October 1998. SFAS No. 134 requires that the security be classified either trading, available for sale or held to maturity according to the Corporation's intent, unless the Corporation has already committed to sell the security before or during the securitization process. The

Corporation has adopted this statement and it has not had a material effect on the results of operations or financial condition.


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

Selected Financial Data
         The following table sets forth certain selected financial data concerning the Corporation for the periods indicated (dollars in thousands):

                                          At or for the     At or for the
                                       three months ended  six months ended
                                           December 31,        December 31,
                                       ------------------  -----------------
                                         1999       1998     1999      1998
                                         ----       ----     ----      ----

Return on average assets                 0.66%      0.88     0.67      0.82
Return on average stockholders' equity  11.41      12.71    11.37     11.92
Average stockholders' equity to assets   5.77       6.89     5.88      6.92
General and administrative expenses
 to average assets                       2.29       2.29     2.35      2.37
Efficiency ratio                        67.82      61.24    67.58     69.30
Net interest spread                      2.80       3.04     2.95      3.01
Net interest margin                      3.14       3.43     3.27      3.46
Average interest-bearing assets to
 average interest-bearing liabilities  107.77     109.06   107.42    110.28
Earnings to fixed charges ratios
Including interest on deposits           1.47x      1.30x    1.22x     1.28x
Excluding interest on deposits           2.52x      2.18x    1.69x     2.14x

                       CHANGES IN FINANCIAL CONDITION

         Total assets increased to $617.0 million at December 31, 1999, compared with $557.1 million at June 30, 1999. Loans, net (held to maturity) increased 16.5% or $ 71.7 million to $505.0 million and securities held to maturity increased to $8.1 million from $1.7 million for the same periods. Funding this growth was a 21.3% or $77.1 million increase in deposits, a decrease in loans available for sale, net of $15.7 million, and a decrease in cash and securities available for sale of $3.1 million.

Asset Quality

         Nonperforming assets totaled $1.4 million and $1.2 million at December 31, 1999 and June 30, 1999, respectively. Assets classified as substandard totaled $2.6 million at December 31, 1999, and $2.1 million at June 30, 1999. The increases in nonperforming and substandard assets resulted from several small foreclosures and downgrades. The following table provides summary information concerning asset quality, (dollars in thousands).

                                             At December 31,   At December 31,
                                             ---------------   ---------------
                                              1999     1998     1999     1998
                                              ----     ----     ----     ----
Non-performing loans to total assets          0.08%    0.19     0.08     0.19
Non-performing loans to total loans
 outstanding                                  0.10     0.23     0.10     0.23
Non-performing assets to total assets         0.22     0.20     0.22     0.20
Allowance for loan losses to non-
 performing loans                           951.93   444.69   951.93   444.69

                              RESULTS OF OPERATIONS

    Comparison of the Three and Six Months Ended December 31, 1999 and 1998

General

         Net income for the three months ended December 31, 1999, was $1.0 million compared with $1.1 million in 1998. Diluted net income per share was $0.17 for the quarter ended December 31, 1999 compared with $0.18 for the quarter ended December 31, 1998. The principal reasons for the decrease in the recent three months were a decrease in gains on the sale of residential mortgage loans and an increase in non-interest expense offset by an increase in net interest income. Net income for the six months ended December 31, 1999, was $2.0 million compared with $1.9 million in 1998. Diluted net income per share was $0.33 for the each of the six months ended December 31, 1999 and 1998. The principal reasons for the increase in the six months income were an increase in net interest income offset by an increase in non-interest expense and a decrease in gains from the sale of residential mortgage loans.

Net Interest Income

         Net interest income increased 19.4% or $760,000 to $4.7 million for the three months ended December 31, 1999 compared to the $3.9 million for the three months ended December 31, 1998. Net interest income increased 21.6% or $1.7 million to $9.4 million for the six months ended December 31, 1999 compared with the $7.7 million for the six months ended December 31, 1998. The principal reason for the increase in net interest income was an increase in average interest earning assets of 30.4% or $138.8 million to $595.6 for the quarter ended December 31, 1999 and 25.8% or $117.6 million for the six months ended December 31, 1999 as compared to the same periods in 1998. Average total loans (including loans held for sale) increased 24.8% or $102.6 million and average securities increased 79.4% or $34.2 million during the most recent quarter as compared with the same quarter in 1998. Average total loans increased 22.4% or $90.6 million and average securities increased 87.4% or $36.0 million during the six months ended December 31, 1999 compared to the six months ended December 31, 1998.

                                          At or for the     At or for the
                                       three months ended  six months ended
                                           December 31,        December 31,
                                       ------------------  -----------------
                                         1999       1998     1999      1998
                                         ----       ----     ----      ----

Average interest earning assets        $ 595,558  456,804  572,869  455,291
Average interest bearing liabilities     552,621  418,862  533,290  403,796
Yield on interest earning assets            8.10%    8.16%    8.06%    8.23%
Cost of interest bearing liabilities        5.30%    5.12%    5.11%    5.22%
  Net interest spread                       2.80%    3.04%    2.95%    3.01%
  Net interest margin                       3.14%    3.43%    3.27%    3.46%

         The net interest margin decreased 29 basis points to 3.14% for the most recent quarter and 19 basis points to 3.27% for the six months ended December 31, 1999. This decrease was principally the result of a decrease in the yield on earning assets of six basis points in the recent three month period and a 17 basis point decrease in the six month period. Additionally, the cost of interest bearing liabilities increased 18 basis points for the three months ended December 31, 1999 compared with the same period ended December 31, 1998. The decreased margin has resulted from continuing competition in the local market for both loans and deposits, and generally higher market interest rates.

         Cascade is focusing on adding commercial businesses, nonconforming one-to-four family loans, multi-family loans, home equity lines of credit, and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for Cascade and can be underwritten conservatively to ensure low delinquency, absent unforeseen changes in local or national economic conditions. Additionally, these loan types are typically variable rate loans and are not effected as much by refinance activity as conforming fixed rate loans. This should help to lower Cascade's overall origination and servicing costs in the future. Commercial business, income property, and construction loans outstanding increased by $63.8 million since June 30, 1999. These loans represented 56.9% of total outstanding loans at December 31, 1999, compared to 50.1% at June 30, 1999, and 42.6% at December 31, 1998.

Provision for Loan Losses

         Cascade's provision for loan losses was $140,000 for the three months ended December 31, 1999, as compared with $150,000 for the 1998 period. Provisions were $350,000 and $300,000 for the respective six months. At December 31, 1999, and June 30, 1999, the Bank's loan loss allowance totaled $4.7 million and $4.3 million, respectively, and the loan loss allowance as a percent of total loans outstanding was 0.91% and 0.93%, respectively. Nonperforming loans, (loans on nonaccrual and ninety days past due) decreased to $493,000 at December 31, 1999, as compared to $1.2 million at June 30, 1999. Substandard loans were $2.1 million and $2.1 million at December 31, 1999 and June 30, 1999, respectively.

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

Non-interest Income

         Non-interest income decreased $76,000 or 12.5% to $531,000 for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. For the six months ended December 31, 1999, non-interest income decreased $127,000 or 11.1% to $1.0 million as compared with the six months ended December 31, 1998. These decreases were principally the result of decreased gains on sale of loans of $81,000 and $187,000 for the three and six month periods, respectively. With increasing interest rates, residential mortgage origination and sale activity, especially refinancings have significantly decreased. These decreases were offset by increases in service charges of $78,000 and $139,000 for the same periods. Service charge income has increased due to higher levels of consumer transaction deposits and additional fee income from automated teller machine fees.

Non-interest Expense

         Non-interest expense increased 27% to $3.5 million for the three months ended December 31, 1999 compared with $2.7 million for the three months ended December 31, 1998. This increase is due primarily to increases in salaries and benefits of $582,000 and occupancy of $237,000. For the six month period ended December 31, 1999 non-interest expense totaled $7.0 million, a 25.3% or $1.4 million increase from the December 31, 1998 period. For the six month period, salaries and benefits increased $1.0 million, and occupancy increased $499,000. For both the three and six month periods the establishment of two additional branches, maintenance of our mortgage-banking operation, and additional support staff for our increased product and service offerings were responsible for the increased expenses described above.

Segment Results

         The following is a summary of selected operating segment information for the three and six months ended December 31, 1999 and 1998. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.

                          For the three months ended December 31, 1999

                                                                 Admin-
                                                                 istra-
                                           Con-    Income        tive
                          Busi-  Residen-  struc-  Prop-  Con-   Trea-
                          ness   tial      tion    erty   sumer  sury   Total
                         -----------------------------------------------------
Condensed Income
 Statement
  Net Interest after
  provision for loan
  losses                  $976  1,056      549    1,314    453    190   4,538
Other Income                10    165        0        0    208    148     531
Direct Expense             241    803       43       12    488     50   1,637
Allocated Overhead         259    600       95      580    189    173   1,896
                         -----------------------------------------------------
Income before Income
 Tax                       486   (182)     411      722    (16)   115   1,536
Federal Income Taxes       165    (62)     140      245     (5)    39     522
                         -----------------------------------------------------
Net Income                 321   (120)     271      477    (11)    76   1,014
                         -----------------------------------------------------

                         For the three months ended December 31, 1998

                                                                 Admin-
                                                                 istra-
                                           Con-    Income        tive
                          Busi-  Residen-  struc-  Prop-  Con-   Trea-
                          ness   tial      tion    erty   sumer  sury   Total
                         -----------------------------------------------------
Condensed Income
 Statement
  Net Interest after
  provision for loan
  losses                  $752  1,185      385      857    327    262   3,768
Other Income                35    389        0        6    131     46     607
Direct Expense             218  1,014        6        0    160     45   1,443
Allocated Overhead         108    582      134      219    118    167   1,328
                         -----------------------------------------------------
Income before Income
 Tax                       461    (22)     245      644    180     96   1,604
Federal Income Taxes       157     (7)      83      219     61     32     545
                         -----------------------------------------------------
Net Income                 304    (15)     162      425    119     64   1,059
                         -----------------------------------------------------

                          For the six months ended December 31, 1999

                                                                 Admin-
                                                                 istra-
                                           Con-    Income        tive
                          Busi-  Residen-  struc-  Prop-  Con-   Trea-
                          ness   tial      tion    erty   sumer  sury   Total
                        ------------------------------------------------------
Condensed Income
 Statement
  Net Interest after
  provision for loan
  losses                $1,884  $2,383     924    2,423    933    459   9,006
Other Income                18     329       0        4    435    230   1,016
Direct Expense             448   1,594      43       75    941    129   3,230
Allocated Overhead         453   1,271     265    1,003    347    440   3,779
                        ------------------------------------------------------
Income before Income
 Tax                     1,001    (153)    616    1,349     80    120   3,013
Federal Income Taxes       340     (52)    209      459     27     40   1,023
                        ------------------------------------------------------
Net Income                 661    (101)    407      890     53     80   1,990
                        ------------------------------------------------------

                        For the six months ended December 31, 1998

                                                                 Admin-
                                                                 istra-
                                           Con-    Income        tive
                          Busi-  Residen-  struc-  Prop-  Con-   Trea-
                          ness   tial      tion    erty   sumer  sury   Total
                        ------------------------------------------------------
Condensed Income
 Statement
  Net Interest after
  provision for loan
  losses                $1,381  $2,366     713    1,591    973    370   7,394
Other Income                57     618       0        9    362     97   1,143
Direct Expense             438   1,340       6       34    633     51   2,502
Allocated Overhead         252   1,339     306      561    277    357   3,092
                        ------------------------------------------------------
Income before Income
 Tax                       748     305     401    1,005    425     59   2,943
Federal Income Taxes       254     104     136      342    145     19   1,000
                        ------------------------------------------------------
Net Income                 494     201     265      663    280     40   1,943
                        ------------------------------------------------------

Liquidity and Sources of Funds

         Cascade maintains liquidity balances in FHLB deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $23.8 million in December 1999, which were in excess of the required liquidity level of $17.2 million.

         Loan commitments outstanding at December 31, 1999 were $9.2 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $6.7 million at December 31, 1999.

         At December 31, 1999, the Bank had an unused line of credit from the FHLB-Seattle of approximately $85 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $216 million. The Bank also had $6.2 million of reverse repurchase agreements outstanding.

         The Corporation is considering several alternative public and private fundings that would provide the Bank with a significant increase in liquidity and Tier 1 capital to permit additional growth.

Capital Resources

         Cascade Bank is in full compliance with all capital requirements established by the Office of Thrift Supervision ("OTS") at December 31, 1999. Cascade's regulatory capital requirements and related excess capital amounts as of December 31, 1999 are presented in the following table:

         Core capital                       Amount      Percentage
         ------------                       ------      ----------
         Tier 1 (Core) capital            $  37,889         6.13%
         Less:  Minimum requirement          24,721         4.00
                                          ---------      -------
         Excess                           $  13,168         2.13%
                                          =========      =======

         Tier 1 Risk-Based capital          Amount      Percentage
         -------------------------          ------      ----------
         Tier 1 capital                   $ 37,889          9.07
         Less: Minimum requirement          16,706          4.00
                                          ---------      -------
         Excess                           $ 21,183          5.07%
                                          =========      =======

         Risk-based capital                 Amount      Percentage
         ------------------                 ------      ----------
         Risk-based capital               $  42,141        10.09%
         Less: Minimum requirement(1)        33,411         8.00
                                          ---------      -------
         Excess                           $   8,730         2.09%
                                          =========      =======
         (1)  Based on risk-weighted assets.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The OTS has advised the Corporation that at December 31, 1999, Cascade Bank is a "well capitalized" institution.

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

         On November 2, 1999, the Federal Deposit Insurance Corporation (FDIC) published a notice indicating it is recommending higher capital requirements for insured banks and savings associations engaged in subprime lending. In the release, the FDIC does not define subprime loans as all loans underwritten using nonconventional credit standards. Loans with a community development purpose are not considered subprime loans. Affordable housing loans, for example, often are underwritten using nonconventional underwriting standards, but are done in a safe and sound manner. Subprime loans are in contrast often made without regard to the underlying credit risk of the borrower, but are made based on the underlying collateral only. At this time it is impossible to assess the impact of this proposal in its current form.

     Item 3   Quantitative and Qualitative Disclosures about Market Risk

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

         Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200-basis point increase in general interest rates would reduce Cascade's annual net interest income by approximately five percent at September 30, 1999. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed seven years. Principally all new fifteen and thirty year fixed rate loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term Federal Home Loan Bank-Seattle ("FHLB") advances. Cascade has also used interest rate swap and interest rate cap and floor agreements for interest rate risk management purposes.

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

                                  CASCADE FINANCIAL CORPORATION


         February 14, 2000        /s/  Russell E. Rosendal
                                  --------------------------------------
                                  By:  Russell E. Rosendal
                                       Executive Vice President
                                       (Chief Financial Officer)