Form 10-Q
period 2000-03-31
CASCADE FINANCIAL CORP
filed 2000-05-15
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March, 31, 2000

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

Registrant's telephone number, including area code: (425) 339-5500

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.  Yes  X     No
                                                        ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                         Outstanding as of March 31, 2000
       -----                         --------------------------------
 Common Stock ($.01 par value)                    5,526,662

                       CASCADE FINANCIAL CORPORATION

                                 FORM 10-Q
                   for the Quarter Ended March 31, 2000

                                  INDEX


PART I   Financial Information:

   Item 1   Financial Statements:

     --Condensed Consolidated Balance Sheets. . . . . . . . . . .3

     --Condensed Consolidated Statements of Operations. . . . . .4

     --Condensed Consolidated Statements of Cash Flows. . . . . .5

     --Notes to Consolidated Financial Statements . . . . . . . .8

   Item 2   Management's Discussion and Analysis of Financial
     Condition and Results of Operations. . . . . . . . . . . . .9

PART II   Other Information.  . . . . . . . . . . . . . . . . . 16

                      PART I -- FINANCIAL INFORMATION
                      -------------------------------
               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                                          March 31,  June 30,
                                                          ---------  --------
ASSETS                                                      2000       1999
-------                                                     ----       ----
                                                        (unaudited)
Cash on hand and in banks                               $  12,060      9,804
Interest-earning deposits in other institutions               225        350
Securities available for sale                              72,654     72,719
Loans available for sale                                    8,963     22,428
Mortgage-backed securities held to maturity (market value
   of $7,436 and $1,699)                                    8,095      1,738
Loans, net                                                525,184    433,308
Premises and equipment, at cost, net                        9,274      9,433
Accrued interest receivable and other assets                9,190      7,306
                                                        --------------------
   TOTAL ASSETS                                         $ 645,645    557,086
                                                        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits $                                                428,391    361,786
Federal Home Loan Bank advances                           155,372    141,996
Securities sold under agreements to repurchase              6,917      5,951
Trust Preferred Securities                                 10,310         --
Advance payments by borrowers for taxes and insurance       1,470      1,947
Accrued expenses and other liabilities                      5,954     10,743
Deferred income tax                                           538        424
                                                        --------------------
   TOTAL LIABILITIES                                      608,952    522,847

Preferred stock, $.01 par value, 500,000 shares authorized;
   no shares issued or outstanding
Common stock, $.01 par value,
  8,000,000 shares authorized;
  5,526,662 and  5,430,155 shares issued and outstanding       55         55
Additional paid-in capital                                  5,034      4,790
Retained earnings, substantially restricted                33,983     31,150
Cumulative comprehensive income, net                       (2,379)    (1,756)
                                                        --------------------
   TOTAL STOCKHOLDERS' EQUITY                              36,693     34,239
                                                        --------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 645,645    557,086
                                                        ====================

               See notes to consolidated financial statements

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share amounts)
                                (unaudited)

                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
                                           March 31,             March 31,
                                           ---------             ---------
                                         2000     1999        2000     1999
                                         ----     ----        ----     ----
Interest income:
   Loans                             $ 11,000      8,723     31,631     25,735
   Mortgage-backed securities held-
     to-maturity                          138         29        176        120
   Securities available for sale          423        650      1,251      1,538
   FHLB stock dividends                   149        111        460        325
      Interest-earning deposits           676         99      1,938        227
                                     -----------------------------------------
      Total interest income            12,386      9,612     35,456     27,945
Interest expense:
   Deposits                             5,517      4,122     14,814     12,179
   Borrowings                           2,202      1,276      6,619      3,858
                                     -----------------------------------------
      Total interest expense            7,719      5,398     21,433     16,037
Net interest income                     4,667      4,214     14,023     11,908
   Provision for loan losses              210        127        560        427
                                     -----------------------------------------
Net interest income after provision
  for loan losses                       4,457      4,087     13,463     11,481
Other income:
   Gain on sale of loans                   87        212        324        671
   Gain on sale of servicing rights                  583         35        583
   Service charges                        464        304      1,103        805
   Gain on sale of securities
     available-for-sale                                                     17
   Net gain on sale of real estate owned               2                    41
   Other                                   45         47        150        157
                                     -----------------------------------------
      Total other income                  596      1,148      1,612      2,274
Other expenses:
   Salaries and employee benefits       2,076      1,720      5,907      4,536
   Occupancy                              683        625      2,109      1,551
   Advertising                            152        114        390        332

   Data processing                         61         36        210        312

   Other                                  803        716      2,168      2,058
                                     -----------------------------------------
      Total other expenses              3,775      3,211     10,784      8,789
                                     -----------------------------------------
      Income before income taxes        1,278      2,024      4,291      4,966

   Federal income taxes                   433        691      1,456      1,691
                                     -----------------------------------------
      Net income                     $    845      1,333      2,835      3,275
                                     =========================================
Earnings per share:
    Basic                              $ 0.15       0.25       0.52       0.61
    Diluted                              0.14       0.23       0.48       0.55

Weighted average number of shares
  outstanding:
    Basic                           5,505,334  5,414,603  5,482,125  5,387,792

    Diluted                         5,918,994  5,920,200  5,942,004  5,905,624


                See notes to consolidated financial statements

              CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (dollars in thousands)
                            (unaudited)

                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
                                           March 31,             March 31,
                                           ---------             ---------
                                         2000     1999        2000     1999
                                         ----     ----        ----     ----
Net Income                             $  845   $ 1,333     $ 2,835   $ 3,275
Increase (decrease) in unrealized
    Gains (losses) on securities
    available for sale, net of tax
    of $(24) and $(15) for the
    three months ended March 31,
    and $(321) and  $(17) for the
    nine months ended March 31.           (47)      (31)       (623)      (34)
                                       --------------------------------------
Comprehensive Income                   $  798     1,302      $2,212    $3,241
                                       ======================================

                     CASCADE FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars in thousands)
                              (unaudited)

                                                  Nine Months Ended March 31,
                                                  --------------------------
                                                      2000            1999
                                                      ----            ----
Cash flows from operating activities:
 Net income                                       $    2,835          3,275
                                                  -------------------------
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Depreciation and amortization of premises
       and equipment                                   1,040            639
     Provision for losses on:
       Loans                                             630            427
       Mortgage servicing rights                         (33)           187
     Net increase in mortgage servicing rights             6            969
     Deferred loan fees, net of amortization             324           (105)
     Net change in loans available for sale           13,465        (12,226)
     Net loss on sales of:
       Securities available for sale                      --            (17)
       Premises and equipment                             --             (1)
       Real estate owned                                  --            (41)
       Mortgage servicing rights                          --           (583)
     Federal Home Loan Bank stock dividend received     (460)          (325)
     Deferred Federal Income Taxes                       435             --

     Net change in accrued interest receivable and
       other assets over accrued expenses and other
       liabilities                                    (5,529)            63
                                                  -------------------------
     Net cash provided by operating activities        12,713         (7,738)

Cash flows from investing activities:
  Loans originated, net of principal repayments      (93,896)       (30,100)
  Purchases of mortgage-backed securities
   held-to-maturity                                   (6,820)          (291)
  Principal repayments on securities held-to maturity    462          3,137
  Principal repayments on securities
   available-for-sale                                  3,604          5,276
  Purchases of securities available for sale          (4,022)       (56,003)
  Proceeds from sales of securities available
   for sale                                               --          6,016
  Proceeds from sales of real estate owned                --            478
  Purchases of premises and equipment                   (881)        (1,294)
  Additions to real estate owned                         (54)            --
                                                  -------------------------
    Net cash (used in) investing
     activities                                     (101,607)       (72,781)

Subtotal, carried forward                            (88,894)       (80,519)
                                                  -------------------------
                See notes to consolidated financial statements

                    CASCADE FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (dollars in thousands, unaudited)


                                                  Nine Months Ended March 31,
                                                  --------------------------
                                                      2000            1999
                                                      ----            ----

Subtotal, brought forward                        $ (88,894)        (80,519)
                                                 --------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock               245             289
  Net increase in deposits                          66,605          46,360
  Net increase in Federal Home Loan Bank advances   13,376          40,470
  Net increase (decrease) in securities sold
     under agreements to repurchase                    966          (6,977)
  Proceeds from Trust Preferred Offering            10,310
  Net increase (decrease) in advance payments
     by borrowers for taxes and insurance             (477)          1,472
                                                 --------------------------
  Net cash provided by financing
   activities                                       91,025          81,614
                                                 --------------------------
  Net increase in cash and cash equivalents          2,131           1,095
Cash and cash equivalents at beginning of period    10,153          11,967
                                                 --------------------------
Cash and cash equivalents at end of period       $  14,265          13,062
                                                 ==========================
Supplemental disclosures of cash flow information
  cash paid during the period for:
   Interest                                      $  21,038          15,997
   Federal income taxes                              1,150           1,788
                                                 --------------------------
Supplemental schedule of non-cash investing
 activities:
   Mortgage loans securitized into mortgage backed
     securities and held-for-trading and sold        8,814          18,092
   Mortgage loans securitized into mortgage backed
     securities and held-for-investment                 --              --
   Net mortgage loans transferred to real estate
     owned                                           1,067             363
   Funds due on sales of mortgage servicing rights      --           1,320

            See notes to consolidated financial statements.

             CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000
                              (unaudited)

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

     Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 1999, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's 1999 Annual Report, incorporated by reference, on Form 10-K.

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

      In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB
101A). SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Corporation will adopt the provisions of SAB 101 in the second quarter of 2000 and anticipates that such adoptions will not have a material impact on the Corporation's consolidated financial statements.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Corporation does not expect the adoption of Interpretation No. 44 to have a material impact on its consolidated financial statements.

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

Selected Financial Data

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated (dollars in thousands):

                                        At or for the          At or for the
                                      three months ended     Nine months ended
                                           March 31,              March 31,
                                        --------------         --------------
                                         2000     1999          2000     1999
                                        -----    -----         -----    -----
Return on average assets                 0.54%    1.05          0.62     0.91
Return on average stockholders' equity   9.33    15.56         10.68    13.20
Average stockholders' equity to assets   5.83     6.94          6.05     7.29
General and administrative expenses
  to average assets                      2.40     2.55          2.37     2.45
Efficiency ratio                        73.32    61.33         71.54    63.96
Net interest spread                      2.79     3.21          2.95     3.14
Net interest margin                      3.05     3.52          3.19     3.48
Average interest-bearing assets to
 average interest-bearing liabilities  105.03   106.76        104.97   107.21

                    CHANGES IN FINANCIAL CONDITION

     Total assets increased to $645.6 million at March 31, 2000, compared with $557.1 million at June 30, 1999. Loans, net (held to maturity) increased 21.2% or $ 91.9 million to $525.1 million and securities held to maturity increased to $8.1 million from $1.7 million for the same periods. Funding this growth was a $66.6 million or 18.4% increase in deposits, a decrease in loans available for sale, net of $13.5 million, a $13.4 million increase in Federal Home Loan Bank Advances, and a $10.3 million issue of Trust Preferred Securities.

Asset Quality

     Non-performing assets totaled $1.7 million and $1.2 million at March 31, 2000 and June 30, 1999, respectively. Assets classified as substandard totaled $4.8 million at March 31, 2000, and $2.1 million at June 30, 1999.
The increases in non-performing assets resulted from several foreclosures. The increases to substandard assets related primarily to a one million dollar increase in real estate owned through foreclosure and $1.5 million in business loans that were slightly delinquent due to cash flow problems. The following table provides summary information concerning asset quality, (dollars in thousands).

                                                       At March 31,
                                                      2000     1999
                                                     ------   ------
Non-performing loans to total assets                   0.11%    0.19%
Non-performing loans to total loans outstanding        0.13     0.23
Non-performing assets to total assets                  0.26     0.20
Allowance for loan losses to non-performing loans    670.66   444.69
Allowance for loan losses to total loans outstanding   0.91     1.00

                       RESULTS OF OPERATIONS

    Comparison of the Three and Nine months Ended March 31, 2000 and 1999

General

     Net income for the three months ended March 31, 2000, was $845 thousand compared with $1.3 million in 1999. Diluted net income per share was $0.14 for the quarter ended March 31, 2000 and $0.23 per share for the quarter ended March 31, 1999. The principal reason for the decrease in the recent three months was a decrease in gains on the sale of residential mortgage loans and servicing rights of $708,000. Net income for the nine months ended March 31, 2000, was $2.8 million compared with $3.3 million in 1999. Diluted net income per share was $0.48 and $0.55 for the nine months ended March 31, 2000 and 1999. The principal reasons for the decrease in the nine months income were increases in non-interest expense related to the opening of three new branches and a decrease in mortgage banking revenue.

Net Interest Income

     Net interest income increased 10.7% or $453,000 to $4.7 million for the three months ended March 31, 2000 compared to the $4.2 million for the three months ended March 31, 1999. Net interest income increased 17.7% or $2.1 million to $14.0 million for the nine months ended March 31, 2000 compared with the $11.9 million for the nine months ended March 31, 1999. The principal reason for the increase in net interest income was an increase in average interest earning assets of 30.4% or $138.8 million to $595.6 for the quarter ended March 31, 2000 and 25.8% or $117.6 million for the nine months ended March 31, 2000 as compared to the same periods in 1999. Average total loans (including loans held for sale) increased 24.8% or $102.6 million and average securities increased 79.4% or $34.2 million during the most recent quarter as compared with the same quarter in 1999. Average total loans increased 22.4% or $90.6 million and average securities increased 87.4% or $36.0 million during the nine months ended March 31, 2000 compared to the nine months ended March 31, 2000.

                                       three months ended  nine months ended
                                            March 31,           March 31,
                                        2000      1999       2000      1999
                                       ------    ------     ------    ------
Average interest earning assets      $610,098   478,730    586,094   456,404
Average interest bearing liabilities  580,865   448,416    558,324   425,692
Yield on interest earning assets         8.14%     8.09%      8.05%     8.16%
Cost of interest bearing liabilities     5.35%     4.88%      5.10%     5.02%
  Net interest spread                    2.79%     3.21%      2.95%     3.14%
  Net interest margin                    3.12%     3.52%      3.28%     3.48%

     The net interest margin decreased 40 basis points to 3.12% for the most recent quarter and 20 basis points to 3.28% for the nine month ended March 31, 2000. This decrease was principally the result of an increase in the cost of interest bearing liabilities of 47 basis points in the recent three month period and an increase of eight basis points in the nine month period. Additionally,the yield on interest earning assets were up five basis points for the three month period, but down eleven basis points for the nine month period. The decreased margin has resulted from continuing competition in the local market for both loans and deposits, and generally higher market interest rates.

     Cascade is focusing on adding commercial businesses, nonconforming one-to-four family loans, multi-family loans, home equity lines of credit, and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA.

Management believes these products provide the best returns for Cascade and can be underwritten conservatively to ensure low delinquency, absent unforeseen changes in local or national economic conditions. Additionally, these loan types are typically variable rate loans and are not effected as much by refinance activity as conforming fixed rate loans. This should help to lower Cascade's overall origination and servicing costs in the future. Commercial business, income property, and construction loans outstanding increased by $76.5 million since June 30, 1999. These loans represented 58.1% of total outstanding loans at March 31, 2000, compared to 52.2% at June 30, 1999, and 48.5% at March 31, 1999.

Provision for Loan Losses

     Cascade's provision for loan losses was $210,000 for the three months ended March 31, 2000, as compared with $127,000 for the 1999 period. Provisions were $560,000 and $427,000 for the respective nine months. At March 31, 2000, and June 30, 1999, the Bank's loan loss allowance totaled $4.7 million and $4.3 million, respectively, and the loan loss allowance as a percent of total loans outstanding was 0.91% and 0.93%, respectively. Nonperforming loans, (loans on nonaccrual and ninety days past due) decreased to $726,000 at March 31, 2000, as compared to $1.2 million at June 30, 1999. Substandard loans were $4.8 million and $2.1 million at March 31, 2000 and June 30, 1999, respectively.

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

Non-Interest Income

     Non-interest income decreased $552,000 or 48.1% to $596,000 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. For the nine months ended March 31, 2000, non-interest income decreased $662,000 or 29.2% to $1.6 million as compared with the nine months ended March 31, 1999. These decreases were principally the result of decreased gains on sale of loans of $125,000 and $347,000 for the three and nine month periods, respectively and a $583,000 gain from the sale of mortgage servicing rights in March of 1999. With increasing interest rates, residential mortgage origination and sale activity, especially refinancings have significantly decreased. These decreases were offset by increases in service charges of $160,000 and $304,000 for the same periods. Service charge income has increased due to higher levels of consumer transaction deposits and additional fee income from automated teller machine fees.

Non-interest Expense

     Non-interest expense increased 17.6% to $3.7 million for the three months ended March 31, 2000 compared with $3.2 million for the three months ended March 31, 1999. This increase is due primarily to increases in salaries and benefits of $356,000 and occupancy of $58,000. For the nine month period ended March 31, 2000 non-interest expense totaled $10.8 million, a 23.0% or $2.0 million increase from the March 31, 1999 period. For the nine month period, salaries and benefits increased $1.4 million, and occupancy increased $558,000. The opening of three new branches, maintenance of our mortgage-banking operation, and additional support staff for our increased product and service offerings were responsible for the increased expenses described above for both the three and nine month periods.

Segment Results

     The following is a summary of selected operating segment information for the three and nine months ended March 31, 2000 and 1999. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.





                                                   For the three months ended March 31, 2000
                             Business  Residential  Construction  Property  Consumer  Treasury  Total
                            --------------------------------------------------------------------------
Condensed Income Statement
Net Interest after
 provision for loan losses       $976    1,235          469         1,144      304      329     4,457
Other Income                       13      169            0             1      301      112       596
Direct Expense                    231      717           91             1      612       66     1,718
Allocated Overhead                244      678          141           540      192      262     2,057
                            --------------------------------------------------------------------------
Income before Income Tax          514        9          237           604     (199)     113     1,278
Federal Income Taxes              175        2           81           203      (67)      39       433
                            --------------------------------------------------------------------------
Net Income                        339        7          156           401     (132)      74       845
                            --------------------------------------------------------------------------


                                                  For the three months ended March 31, 1999
                             Business  Residential  Construction  Property  Consumer  Treasury  Total
                            --------------------------------------------------------------------------
Condensed Income Statement
  Net Interest after
  provision for loan losses     $673     1,668          294          939       371      142     4,087
Other Income                     -35       721            0           -9       167      304     1,148
Direct expense                   168       273           70           56       688       83     1,338
Allocated Overhead               151       805          184          337       167      229     1,873
                            --------------------------------------------------------------------------
Income before Income Tax         319     1,311           40          537      -317      134     2,024
Federal Income Taxes             110       459           13          180      -108       37       691
                            --------------------------------------------------------------------------
Net Income                       209       852           27          357      (209)      97     1,333
                            --------------------------------------------------------------------------


                                                  For the nine months ended March 31, 2000
                                                                                      Admin-
                                                                   Income            istration
                             Business  Residential  Construction  Property  Consumer  Treasury  Total
                            --------------------------------------------------------------------------

Condensed Income Statement
  Net Interest after
  provision for loan losses     $2,860   3,618          1,393       3,567     1,237      788     13,463
Other Income                        31     498              0           5       736      342      1,612
Direct Expense                     679   2,177            134          76     1,620      195      4,881
Allocated Overhead                 704   1,975            412       1,558       539      715      5,903
                            ----------------------------------------------------------------------------
Income before Income Tax         1,508     (36)           847       1,938      -186      220      4,291
Federal Income Taxes               513     (13)           288         655       -63       76      1,456
                            ----------------------------------------------------------------------------
Net Income                         995     (23)           559       1,283      (123)     144      2,835
                            ----------------------------------------------------------------------------


                                                    For the nine months ended March 31, 1999
                                                                                      Admin-
                                                                   Income            istration
                             Business  Residential  Construction  Property  Consumer  Treasury  Total
                            --------------------------------------------------------------------------
Condensed Income Statement
  Net Interest after
  provision for loan losses     $2,054   4,033           1,006      2,530     1,344      514    11,481
Other Income                        22   1,339               0          0       529      384     2,274
Direct expense                     606   1,613              76         89     1,321      133     3,838
Allocated Overhead                 403   2,144             490        898       444      572     4,951
                            ----------------------------------------------------------------------------
Income before Income Tax         1,067   1,615             440      1,543       108      193     4,966
Federal Income Taxes               364     563             149        522        37       56     1,691
                            ----------------------------------------------------------------------------
Net Income                         703   1,052             291      1,021        71      137     3,275
                            ----------------------------------------------------------------------------





Liquidity and Sources of Funds

     Cascade maintains liquidity balances in FHLB deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $23.8 million in March 2000, which were in excess of the required liquidity level of $18.6 million.

     Loan commitments outstanding at March 31, 2000 were $12.9 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $4.2 million at March 31, 2000.

     At March 31, 2000, the Bank had an unused line of credit from the FHLB-Seattle of approximately $71 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $226 million. The Bank also had $6.9 million of reverse repurchase agreements outstanding.

Capital Resources

     On March 1, 2000 Cascade Financial issued ten million par value Trust Preferred Securities. These securities are considered core capital for the purposes of regulatory capital requirements.

     Cascade Bank is in full compliance with all capital requirements established by the Office of Thrift Supervision ("OTS") at March 31, 2000. Cascade's regulatory capital requirements and related excess capital amounts as of March 31, 2000 are presented in the following table:

   Core capital                     Amount      Percentage
   ------------                     ------      ----------
   Tier 1 (Core) capital          $ 48,132         7.46%
   Less:  Minimum requirement       25,803         4.00
                                  --------        -----
   Excess                         $ 22,329         3.46%
                                  ========        =====

   Tier 1 Risked-Based  capital     Amount      Percentage
   ----------------------------     ------      ----------
   Tier 1  capital                $ 48,132        11.00
   Less:  Minimum requirement       17,504         4.00
                                  --------        -----
   Excess                         $ 30,628         7.00%
                                  ========        =====

   Risk-based capital               Amount      Percentage
   ------------------               ------      ----------
   Risk-based capital             $ 52,541        12.01%
   Less: Minimum requirement(1)     35,009         8.00
                                  --------        -----
   Excess                         $ 17,532         4.01%
                                  ========        =====
   (1)  Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The OTS has advised the Corporation that at March 31, 2000, Cascade Bank is a "well capitalized" institution.

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

     Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Based on this model (which includes a number of significant assumptions and estimates), a 200-basis point increase in general interest rates would reduce Cascade's annual net interest income by approximately two percent at December 31, 1999. Cascade manages interest rate risk by retaining in its portfolio permanent and construction adjustable rate loans with repricing periods that generally do not exceed seven years. Principally all new fifteen and thirty year fixed rate loans are sold. Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term Federal Home Loan Bank-Seattle ("FHLB") advances. Cascade has also used interest rate swap and interest rate cap and floor agreements for interest rate risk management purposes.

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

                                  CASCADE FINANCIAL CORPORATION


        May 15, 2000              /s/  Lars H. Johnson
                                  ------------------------------------
                                  By: Lars H. Johnson,
                                      Executive Vice President
                                      (Chief Financial Officer)

                                 Exhibit 27
                           Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Cascade Financial Corporation for the nine months ended March 31, 2000 and is qualified in its entirety by reference to such financial statements.

                 Financial Data
              As of or for the year
Item Number   ended March 31, 2000   Item Description
               ($ in thousands)
9-03 (1)           12,060            Cash and due from Banks
9-03 (2)              225            Interest-bearing deposits
9-03 (3)              ___            Federal funds sold - purchased securities
                                        for resale
9-03 (4)              ___            Trading account assets
9-03 (6)           56,450            Investment and mortgage backed securities
                                        held for sale
9-03 (6)           24,299            Investment and mortgage backed securities
                                        held to maturity - carrying value
9-03 (6)            7,436            Investment and mortgage backed securities
                                        held to maturity - market value
9-03 (7)          525,184            Loans, net
9-03 (7)(2)         4,869            Allowance for losses
9-03 (11)         645,645            Total assets
9-03 (12)         428,391            Deposits
9-03 (13)          72,382            Short-term borrowings
9-03 (15)           7,962            Other liabilities
9-03 (16)         100,217            Long-term debt
9-03 (19)             ___            Preferred stock - mandatory redemption
9-03 (20)             ___            Preferred stock - no mandatory redemption
9-03 (21)              55            Common stock
9-03 (22)          36,638            Other stockholders' equity
9-03 (23)         645,645            Total liabilities and stockholders'
                                        equity
9-04 (1)           11,000            Interest and fees on loans
9-04 (2)              710            Interest and dividends on investments
9-04 (4)               99            Other interest income
9-04 (5)           12,386            Total interest income
9-04 (6)            5,517            Interest on deposits
9-04 (9)            7,719            Total interest expense
9-04 (10)           4,667            Net interest income
9-04 (11)             210            Provision for loan losses
9-04 (13)(h)          ___            Investment securities gains/(losses)
9-04 (14)           3,775            Other expenses
9-04 (15)           1,278            Income/loss before income tax
9-04 (17)           1,278            Income/loss before extraordinary items
9-04 (18)             ___            Extraordinary items, less tax
9-04 (19)             ___            Cumulative change in accounting
                                        principles
9-04 (20)             845            Net income or loss
9-04 (21)            0.31            Earnings per share - primary
9-04 (21)            0.28            Earnings per share - fully diluted
I.B. 5               8.05            Net yield - interest earning assets -
                                        actual
III.C.1. (a)          726            Loans on non-accrual
III.C.1. (b)           39            Accruing loans past due 90 days or more
III.C.2. (c)          ___            Troubled debt restructuring
III.C.2             2,100            Potential problem loans
IV.A.1              4,254            Allowance for loan loss - beginning of
                                        period
IV.A.2                 71              Total chargeoffs
IV.A.3                126              Total recoveries
IV.A.4              4,869              Allowance for loan loss - end of period
IV.B.1              4,869              Loan loss allowance allocated to
                                          domestic loans
IV.B.2                ___              Loan loss allowance allocated to
                                          foreign loans
IV.B.3                ___              Loan loss allowance - unallocated