Form 10-Q/A
period 2000-03-31
CASCADE FINANCIAL CORP
filed 2000-06-16
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 FORM 10-Q/A

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

                       CASCADE FINANCIAL CORPORATION

                              FORM 10-Q/A
                   for the Quarter Ended March 31, 2000

                                  INDEX


PART I   Financial Information:

   Item 1   Financial Statements:

     --Condensed Consolidated Balance Sheets. . . . . . . . . . .3

     --Condensed Consolidated Statements of Operations. . . . . .4

     --Consolidated Statements of Comprehensive Income. . . . . .5

     --Condensed Consolidated Statements of Cash Flows. . . . . .6

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
  5,526,662 and  5,430,155 shares issued and outstanding       55         55
Additional paid-in capital                                  5,034      4,790
Retained earnings, substantially restricted                33,983     31,150
Cumulative comprehensive loss, net                         (2,379)    (1,756)
                                                        --------------------
   TOTAL STOCKHOLDERS' EQUITY                              36,693     34,239
                                                        --------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 645,645    557,086
                                                        ====================

               See notes to consolidated financial statements.

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share amounts)
                                (unaudited)

                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
                                           March 31,             March 31,
                                           ---------             ---------
                                         2000     1999        2000     1999
                                         ----     ----        ----     ----
Interest income:
   Loans                             $ 11,000      8,723     31,631     25,735
   Mortgage-backed securities held-
     to-maturity                          138         29        176        120
   Securities available for sale          423        650      1,251      1,538
   FHLB stock dividends                   149        111        460        325
      Interest-earning deposits           676         99      1,938        227
                                     -----------------------------------------
      Total interest income            12,386      9,612     35,456     27,945
Interest expense:
   Deposits                             5,517      4,122     14,814     12,179
   Borrowings                           2,202      1,276      6,619      3,858
                                     -----------------------------------------
      Total interest expense            7,719      5,398     21,433     16,037
Net interest income                     4,667      4,214     14,023     11,908
   Provision for loan losses              210        127        560        427
                                     -----------------------------------------
Net interest income after provision
  for loan losses                       4,457      4,087     13,463     11,481
Other income:
   Gain on sale of loans                   87        212        324        671
   Gain on sale of servicing rights                  583         35        583
   Service charges                        464        304      1,103        805
   Gain on sale of securities
     available-for-sale                                                     17
   Net gain on sale of real estate owned               2                    41
   Other                                   45         47        150        157
                                     -----------------------------------------
      Total other income                  596      1,148      1,612      2,274
Other expenses:
   Salaries and employee benefits       2,076      1,720      5,907      4,536
   Occupancy                              683        625      2,109      1,551
   Advertising                            152        114        390        332

   Data processing                         61         36        210        312

   Other                                  803        716      2,168      2,058
                                     -----------------------------------------
      Total other expenses              3,775      3,211     10,784      8,789
                                     -----------------------------------------
      Income before income taxes        1,278      2,024      4,291      4,966

   Federal income taxes                   433        691      1,456      1,691
                                     -----------------------------------------
      Net income                     $    845      1,333      2,835      3,275
                                     =========================================
Earnings per share:
    Basic                              $ 0.15       0.25       0.52       0.61
    Diluted                              0.14       0.23       0.48       0.55

Weighted average number of shares
  outstanding:
    Basic                           5,505,334  5,430,155  5,482,125  5,408,946

    Diluted                         5,918,994  5,959,414  5,942,004  5,938,363


                See notes to consolidated financial statements.

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
                                       ======================================

                     CASCADE FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars in thousands)
                              (unaudited)

                                                  Nine Months Ended March 31,
                                                  --------------------------
                                                      2000            1999
                                                      ----            ----
Cash flows from operating activities:
 Net income                                       $    2,835          3,275
                                                  -------------------------
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Depreciation and amortization of premises
       and equipment                                   1,040            639
     Provision for losses on:
       Loans                                             630            427
       Mortgage servicing rights                        (136)           187
     Net increase in mortgage servicing rights           109            969
     Deferred loan fees, net of amortization             324           (105)
     Net change in loans available for sale           13,465        (12,226)
     Net gain on sales of:
       Securities available for sale                      --            (17)
       Premises and equipment                             --             (1)
       Real estate owned                                  --            (41)
       Mortgage servicing rights                          --           (583)
     Federal Home Loan Bank stock dividend received     (460)          (325)
     Deferred Federal Income Taxes                       435             --

     Net change in accrued interest receivable and
       other assets over accrued expenses and other
       liabilities                                    (5,426)            63
                                                  -------------------------
     Net cash provided by operating activities        12,713         (7,738)

Cash flows from investing activities:
  Loans originated, net of principal repayments      (93,896)       (30,100)
  Purchases of mortgage-backed securities
   held-to-maturity                                   (6,820)          (291)
  Principal repayments on securities held-to maturity    462          3,137
  Principal repayments on securities
   available-for-sale                                  3,604          5,276
  Purchases of securities available for sale          (4,022)       (56,003)
  Proceeds from sales of securities available
   for sale                                               --          6,016
  Proceeds from sales of real estate owned                --            478
  Purchases of premises and equipment                   (881)        (1,294)
  Additions to real estate owned                         (54)            --
                                                  -------------------------
    Net cash (used in) investing activities         (101,607)       (72,781)

Subtotal, carried forward                            (88,894)       (80,519)
                                                  -------------------------

                See notes to consolidated financial statements.

                    CASCADE FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (dollars in thousands, unaudited)


                                                  Nine Months Ended March 31,
                                                  --------------------------
                                                      2000            1999
                                                      ----            ----

Subtotal, brought forward                        $ (88,894)        (80,519)
                                                 --------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock               245             289
  Net increase in deposits                          66,605          46,360
  Net increase in Federal Home Loan Bank advances   13,376          40,470
  Net increase (decrease) in securities sold
     under agreements to repurchase                    966          (6,977)
  Proceeds from Trust Preferred Offering            10,310
  Net increase (decrease) in advance payments
     by borrowers for taxes and insurance             (477)          1,472
                                                 --------------------------
  Net cash provided by financing
   activities                                       91,025          81,614
                                                 --------------------------
  Net increase in cash and cash equivalents          2,132           1,095
Cash and cash equivalents at beginning of period    10,153          11,967
                                                 --------------------------
Cash and cash equivalents at end of period       $  12,285          13,062
                                                 ==========================
Supplemental disclosures of cash flow information
  cash paid during the period for:
   Interest                                      $  21,038          15,997
   Federal income taxes                              1,150           1,788
                                                 --------------------------
Supplemental schedule of non-cash investing
 activities:
   Mortgage loans securitized into mortgage backed
     securities and held-for-trading and sold        8,814          18,092
   Mortgage loans securitized into mortgage backed
     securities and held-for-investment                 --              --
   Net mortgage loans transferred to real estate
     owned                                           1,067             363
   Funds due on sales of mortgage servicing rights      --           1,320

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

2. On March 1, 2000, $10,310,000 of 11 percent Capital Securities was issued by Cascade Capital Trust I, (the Trust). The Trust is a business trust and Cascade Financial Corporation owns 100 percent of the common equity of the Trust.

     Cascade is using the proceeds for general corporate purposes including stock repurchases and investment in the subsidiary banks. The capital securities are included with borrowings as a separate line item in the condensed consolidated balance sheet and distributions payable on the capital securities as interest expense in the condensed consolidated statements of operations. The capital securities qualify as Tier I capital under the capital guidelines of the Federal Reserve Board.

3.   Commitments and Contingencies

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

4.   Financial Statement Reclassification

     Certain amounts in the financial statements for fiscal 1999 have been reclassified to conform with the financial statement classification for fiscal 2000.

5.   New Accounting Pronouncements

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

Net Interest Income

     Net interest income increased 10.7% or $453,000 to $4.7 million for the three months ended March 31, 2000 compared to the $4.2 million for the three months ended March 31, 1999. Net interest income increased 17.7% or $2.1 million to $14.0 million for the nine months ended March 31, 2000 compared with the $11.9 million for the nine months ended March 31, 1999. The principal reason for the increase in net interest income was an increase in average interest earning assets of 27.4% or $131.2 million to $610,098 for the quarter ended March 31, 2000 and 28.4% or $129.7 million for the nine months ended March 31, 2000 as compared to the same periods in 1999. Average total loans (including loans held for sale) increased 25.5% or $107.8 million and average securities increased 42.1% or $23.5 million during the most recent quarter as compared with the same quarter in 1999. Average total loans increased 24.1% or $98.6 million and average securities increased 66.3% or $31.2 million during the nine months ended March 31, 2000 compared to the nine months ended March 31, 2000.

                                         At or for the       At or for the
                                       three months ended  nine months ended
                                            March 31,           March 31,
                                        2000      1999       2000      1999
                                       ------    ------     ------    ------
Average interest earning assets      $610,098   478,730    586,094   456,404
Average interest bearing liabilities  580,865   448,416    558,324   425,692
Yield on interest earning assets         8.14%     8.09%      8.05%     8.16%
Cost of interest bearing liabilities     5.35%     4.88%      5.10%     5.02%
  Net interest spread                    2.79%     3.21%      2.95%     3.14%
  Net interest margin                    3.05%     3.52%      3.19%     3.48%

     The net interest margin decreased 47 basis points to 3.05% for the most recent quarter and 29 basis points to 3.19% for the nine month ended March 31, 2000. This decrease was principally the result of an increase in the cost of interest bearing liabilities of 46 basis points in the recent three month period and an increase of eight basis points in the nine month period. Additionally,the yield on interest earning assets were up five basis points for the three month period, but down eleven basis points for the nine month period. The decreased margin has resulted from continuing competition in the local market for both loans and deposits, and generally higher market interest rates.

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

Provision for Loan Losses

     Cascade's provision for loan losses was $210,000 for the three months ended March 31, 2000, as compared with $127,000 for the 1999 period. Provisions were $560,000 and $427,000 for the respective nine months. At March 31, 2000, and June 30, 1999, the Bank's loan loss allowance totaled $4.9 million and $4.3 million, respectively, and the loan loss allowance as a percent of total loans outstanding was 0.91% and 0.93%, respectively. Nonperforming loans, (loans on nonaccrual and ninety days past due) decreased to $726,000 at March 31, 2000, as compared to $1.2 million at June 30, 1999. Substandard loans were $4.8 million and $2.1 million at March 31, 2000 and June 30, 1999, respectively.

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

Non-Interest Income

     Non-interest income decreased $552,000 or 48.1% to $596,000 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. For the nine months ended March 31, 2000, non-interest income decreased $662,000 or 29.2% to $1.6 million as compared with the nine months ended March 31, 1999. These decreases were principally the result of decreased gains on sale of loans of $125,000 and $347,000 for the three and nine month periods, respectively and a $583,000 gain from the sale of mortgage servicing rights in March of 1999. With increasing interest rates, residential mortgage origination and sale activity, especially refinancings have significantly decreased. These decreases were offset by increases in service charges of $160,000 and $298,000 for the same periods. Service charge income has increased due to higher levels of consumer transaction deposits and additional fee income from automated teller machine fees.

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

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

                                  CASCADE FINANCIAL CORPORATION


        June 16, 2000              /s/  Lars H. Johnson
                                  ------------------------------------
                                  By: Lars H. Johnson,
                                      Executive Vice President
                                      (Chief Financial Officer)

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