Form 10-K405
period 2000-06-30
CASCADE FINANCIAL CORP
filed 2000-09-28
CIK 928911

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the Fiscal Year Ended June 30, 2000

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

     Indicate by check mark no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]

     As of September 24, 2000, there were issued and outstanding 5,510,484 shares of the registrant's Common Stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Smallcap Market under the symbol "CASB." Based on the average of the bid and asked prices for the Common Stock on September 24, 2000 the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $37.9 million (based on $6.88 per share). For purposes of this calculation, officers and directors of the registrant are not considered nonaffiliates of the registrant.

                  DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000 (the "Annual Report")(Part II).

     2. Portions of registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

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

     As of June 30, 2000, the Corporation conducted its business from its main office in Everett, Washington, and 13 other full service offices in the greater Puget Sound region. At June 30, 2000, the Corporation had total assets of $676.2 million, total deposits of $398.5 million and stockholders' equity of $37.3 million. The savings deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"), up to the limits specified by law.

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

Current Business Strategy
-------------------------

     This section contains forward-looking statements that have been prepared on the basis of the Corporation's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Corporation. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to changes. Accordingly, there can be no assurance that any of these strategies will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated.

     Our goal is to build a community oriented commercial bank. Accordingly, our strategies focus on expanding our commercial banking activities and our net interest margin. In order to realize these objectives, we are pursuing the following strategies:

     * Reducing the percentage of our assets consisting of lower-yielding single-family first mortgage loans and mortgage-backed securities and increasing the percentage of our assets consisting of business, residential construction, commercial real estate and consumer installment loans with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.

     * Increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts).

     * Maintaining our capital at or above the "well-capitalized" (as defined for regulatory purposes) level.

     * Deploying any excess capital into lending products intended to general higher risk-adjusted returns than those typically provided by single-family first mortgage loans and mortgage-backed securities.

     In addition, we periodically have discussions with and receive financial information about other companies that may lead to our acquisition of all or part of that company. However, we currently have no agreements or understandings to acquire any other company.

     In April 2000, the Corporation restructured its real estate lending operations. The Residential Lending Division was consolidated with the Income Property and Construction Lending Division to form the Real Estate Lending Division. With this restructuring the Corporation dramatically reduced its presence in mortgage banking.

Market Area
-----------

     Headquartered in Everett, Washington, the Corporation serves its customers from 14 full service offices, 10 in Snohomish County, 3 in King County and one in Skagit County. The Corporation serves the financial services needs of the diverse geographic communities in which it operates.

     Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years. Much of this growth can be attributed to the computer software and import/export businesses in the region. Snohomish County is a fast growing county and the significant migration of people to the area has supported growth in all types of businesses.

     The Boeing Company is the largest employer in the Puget Sound Area and in Snohomish County. The Boeing Company has, in the past, had wide fluctuations in its number of employees. Boeing layoffs may create problems for the Corporation if there are outstanding loans to employees who are laid-off and not hired by other companies, or to subcontractors that have canceled or delayed orders from Boeing. Significant Boeing layoffs in recent years have not affected our asset quality, however, there is no assurance that any future Boeing layoffs will not adversely affect the Corporation's asset quality.

     Everett is a "home port" for a United States Navy Nuclear Carrier battle group which has brought a significant number of new residents to the surrounding market areas during the past five years, since its completed construction.

Lending Activities
------------------

     General. The Corporation originates business, consumer and real estate loans primarily through its full service office staff and commissioned business bankers and loan officers. Business bankers and loan officers direct their efforts toward establishing and maintaining ongoing relationships with local businesses and consumers. These customers are a valuable source for new loan origination referrals. During the year ended June 30, 2000, most loans were for the purchase or refinance of one-to-four family, multi-family, and commercial properties, for construction of one-to-four family homes and home equity lending. As of June 30, 2000, $290.9 million or 51.5% of the Corporation's total loans consisted of loans secured by one-to-four family residential properties (permanent and construction), $54.3 million or 9.6% of total loans consisted of commercial real estate and land loans, $112.7 million or 20.0% consisted of multi-family loans, $86.3 million or 15.3% consisted of commercial business loans and $20.6 million or 3.6% consisted of installment loans.

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

     One-to-Four Family Residential Loans. The Corporation presently originates both fixed rate and adjustable rate mortgage ("ARMs") loans secured by one-to-four family properties with loan terms of up to 30 years. Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

     Residential Lending consists primarily of conforming and nonconforming first mortgage loans secured by single-family residential properties located principally in Snohomish, King, Thurston, Skagit, Whatcom and Kitsap counties. Generally, the Corporation's conforming residential loans meet the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, debt ratios and documentation. The Corporation's nonconforming residential loans are those that generally do not conform to agency underwriting guidelines, due to the size of the loan as a result of credit histories, debt-to-income ratios, reliance on the borrower's stated income with verification of employment, non-owner occupied property, rural property, or a variety of other exceptions from agency guidelines. The Corporation's nonconforming loans may be made to lower credit grade borrowers. At June 30, 2000, $69.6 million or 12.3% of the Corporation's total outstanding loan portfolio and 39.6% of the Corporation's one- to four-family residential loan portfolio consisted of nonconforming one- to four-family residential loans. In exchange for the additional lender risk associated with nonconforming loans, borrowers generally are required to pay a higher interest rate and a lower loan-to-value ratio may be required than for a conforming loan borrower. Generally, all residential loans originated with a loan-to-value ratio above 80% have private mortgage insurance in an amount sufficient to reduce the Corporation's exposure to 75% or below. The Corporation also offers a full line of home equity term loans and lines of credit. Home equity loans are secured by a lien, generally junior in priority to a senior lien on the borrower's home, and may have, when added to existing senior lien balances, a post-funding combined loan-to-value ratio of up to 90% of the value of the home securing the loan.

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

     Residential Construction Loans. The Corporation originates construction loans on one-to-four family homes either to individual borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have terms of 12 months. The interest rates charged by the Corporation on construction loans are indexed to the prime rate and vary depending on the loan. The Corporation requires personal guaranties of payment from the principals of the borrowing entities. All construction loans require approval by various levels of corporate personnel, depending on the size of the loan. At June 30, 1999 and June 30, 2000 the percentage of the Corporation's gross loan portfolio that consisted of one-to-four family construction loans was 11.3% and 13.0%, respectively. Management has sought to increase the residential construction loan portfolio because of its relatively high margins, beneficial asset/liability characteristics and the favorable housing market in the Corporation's market area. The residential construction portfolio, which represents 10.9% of assets, is limited by Board of Director policy to 15% of assets.

     The Corporation also originates land acquisition and development loans where the source of repayment is either the sale of finished lots or the sale of homes to be constructed on the finished lots. The Corporation has attempted to increase its residential construction loan portfolio because these loans have relatively high margins, floating interest rates and short-term maturities and because of the current favorable housing market in Snohomish, Skagit and Whatcom counties. Construction loans are generally made for terms of up to 12 months while land acquisition loans are typically made for terms of up to 18 months. At June 30, 2000, the Corporation's maximum outstanding commitment to one builder totaled $8.3 million involving 4 different construction projects of which are performing in accordance with their repayment terms. At that date, the Corporation had residential construction loans totaling $73.5 million representing 13.0% of the Corporation's total outstanding loan portfolio. Of this amount, $48.3 million was to builders, $12.8 million was to individuals for custom home construction and $12.4 million represented acquisition and development loans.

     Construction loans involve further credit risks because loan funds are advanced upon the security of the project under construction that is of uncertain value before completion. The Corporation's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs proves to be inaccurate, the Corporation may be required to advance additional funds to complete the development. If, upon completion of the project the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan. Delays may arise from labor problems, material shortages and other unpredictable contingencies in completing the project.

Furthermore, if the estimate of value of a completed project is inaccurate, the Corporation may be confronted with a project with a value that is insufficient to assure full repayment. As a result, these loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.

     Home Equity/Line of Credit Lending. Loans are made either independently through the Corporation's retail offices or in connection with the closing of a residential mortgage loan. Management views these loans as important in building the Corporation's orientation toward a full service community bank. The balance outstanding in this portfolio has increased to $41.5 million at June 30, 2000 as compared to $29.3 million in 1999. At June 30, 2000 and 1999, the total amount of outstanding unused lines of credit was $27.4 million and $23.8 million, respectively.

     Multi-family Loans. Multi-family loans totaled $112.7 million or 20.0% of total loans and 16.7% of total assets at June 30, 2000. The multi-family portfolio is limited, by policy, to 20% of assets. New loan originations are all in the Puget Sound region with adjustable rates. The multi-family portfolio is principally comprised of small to medium-size apartment projects ($2.5 million in loan amount or less) with loan-to-value ratios in the 70% to 80% range.

     Commercial Real Estate and Land Loans. Commercial real estate and land loans totaled $54.3 million or 9.6% of the Corporation's total loans at June 30, 2000. All commercial real estate and land loans are secured by properties in the western Washington area, mainly in the Puget Sound region. Improved property such as office buildings and small commercial business properties such as strip shopping centers secure the Corporation's commercial real estate loans. At June 30, 2000, the largest commercial real estate and land loan in the Corporation's portfolio was $4.1 million, which was performing according to its terms at that date.

     Multi-family residential and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family mortgage loans. However, loans secured by such properties usually are greater in amount and may involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

     Installment Loans/Consumer Loans. Consistent with its community banking strategy, management has initiated a consumer loan program focusing on boats, automobiles and recreational vehicles, as well as a limited amount of unsecured personal loans. This portfolio was $20.6 million at June 30, 2000 as compared to the $22.9 million outstanding at June 30, 1999. Management expects this portfolio will increase and diversify in future years as new consumer products are introduced. Although boat loans secure $16.5 million or the Corporation's installment loans at June 30, 2000, the Corporation has significantly decreased its origination of boat loans and expect this amount to decline further in the future.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial ability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     Commercial Business Loans. Business Banking consists primarily of commercial business loans to small to medium sized businesses operating in Snohomish, King, Skagit and Whatcom counties. These loans are secured primarily by receivables, equipment, other assets of the business and personal property, and the personal guarantee, of the borrower. These loans typically have adjustable-rate terms of one year and short-term fixed rates with terms of up to five years. The Corporation also offers unsecured operating lines of credit that require annual repayment. Commercial business loans are underwritten by the Corporation on the basis of the borrower's cash flow and ability to service debt from earnings, as well as the underlying collateral value. The borrower is generally required to provide the Corporation with at least two years of financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their current assets, and to update this information annually. Commercial business loans also include owner occupied real estate loans with terms comparable to the Corporation's income producing property loans except that the Corporation may require a higher debt service coverage ratio and a higher interest rate than if the loans were non-owner occupied. In addition, as the business banking activity increases, the Corporation expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding. Commercial business loans increased from $61.7 million at June 30, 1999 to $86.3 million at June 30, 2000. Unsecured business loans totaled $8.7 million at June 30, 2000.

     Commercial business loans typically involve larger loan amounts than traditional real estate secured loans and are subject to a greater extent to adverse conditions in the economy. In the case of loans secured by accounts receivable, the availability of funds for the repayment of such loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accordingly, the repayment of a commercial business loan depends primarily on the successful operation of the borrower's business and creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                    For the Year Ended
                                               -----------------------------------------------------------
                                                                          June 30,
                                               -----------------------------------------------------------
                                                   1996         1997       1998        1999      2000
                                               -----------------------------------------------------------
                                                                   (Dollars in thousands)

Total gross loans at beginning of period       $ 261,013       287,124    360,439     408,189     481,448
Loans originated
 Real estate mortgage
  One-to-four family residential                  79,752        94,521    256,257     291,174     183,842
  Multi-family residential and commercial         13,040        37,427     24,977      57,149      12,563
 Single-family construction                       31,719        28,592     57,089      53,405      57,921
 Commercial                                       12,293        12,287     20,649      20,181      24,622
 Installment                                      10,083        22,947     11,742      11,427       3,345
                                               ----------------------------------------------------------
  Total loans originated                         146,887       195,774    370,714     433,336     282,293
Loans purchased                                      821           110        245         685         449
Whole loans sold                                  57,286        50,825    190,374     229,910      83,758
Loan principal repayments                         61,921        71,203    132,402     130,318     114,413
Other                                             (2,390)         (541)      (433)       (534)     (1,192)
                                               ----------------------------------------------------------
Loan activity, net                                26,111        73,315     47,750      73,259      83,379
                                               ----------------------------------------------------------
Total gross loans at end of period             $ 287,124       360,439    408,189     481,448     564,827
                                               ==========================================================


Loans converted to mortgage-backed securities:
 Loans securitized                             $  32,330        17,419     24,400      20,137       8,814
 Mortgage-backed securities sold               $  32,330        17,419     24,385      20,137       8,814



     Loan Portfolio Analysis.  The following table sets forth the Corporation's loan portfolio by type of loan and by type of security as of the dates indicated.

                                                             At June 30,
                         ----------------------------------------------------------------------------------
                              1996             1997             1998            1999             2000
                         ----------------------------------------------------------------------------------
                         Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount Percent
                         ---------------  ---------------  ---------------  ---------------  --------------
                                                          (Dollars in thousands)
Type of Loan
------------
Real estate mortgage
  Residential (1)(2)   $208,979  76.70%   262,605  76.96  260,491   67.71  287,604   63.11  327,212   60.59
  FHA and VA              3,085   1.13      3,955   1.16    6,189    1.61    5,611    1.23    2,878    0.53
  Commercial             14,739   5.41     25,250   7.40   31,746    8.25   49,066   10.77   54,320   10.06
  Land loans                194   0.07        606   0.18      232    0.06      106    0.02       29    0.01
Real estate
 construction            31,125  11.42     33,361   9.78   47,861   12.44   54,500   11.96   73,488   13.61
Commercial               26,016   9.55     24,601   7.21   41,494   10.79   61,676   13.53   86,298   15.98
Installment               2,986   1.09     10,061   2.95   20,176    5.24   22,885    5.02   20,602    3.82
                       ------------------------------------------------------------------------------------
  Total Loans           287,124 105.37    360,439 105.64  408,189  106.10  481,448  105.64  564,827  104.60
Less:
  Due to borrowers on
   construction loans     9,082   3.33     12,865   3.77   16,966    4.41   19,087    4.19   17,132    3.17
  Unearned discounts      2,235   0.82      2,494   0.73    2,346    0.61    2,371    0.52    2,719    0.50
  Allowance for possible
   loan losses            3,336   1.22      3,879   1.14    4,143    1.08    4,254    0.93    5,004    0.93
  Valuation allowance on
   loans held for sale        7     --         --     --       --      --       --      --       --    0.00
                       ------------------------------------------------------------------------------------
  Total loans, net     $272,464 100.00%   341,201 100.00  384,734  100.00  455,736  100.00  539,972  100.00
                       ====================================================================================

Type of Security
----------------
Real estate mortgage
  One-to-four
   family (2)          $205,525  75.43%   241,050  70.65  251,805   65.45  261,822   57.45  290,857   53.86
  Multi-family           37,664  13.82     58,662  17.19   62,736   16.31   85,893   18.85  112,721   20.87
  Commercial             14,739   5.41     25,250   7.40   31,746    8.25   49,066   10.77   54,320   10.06
  Land loans                194   0.07        606   0.18      232    0.06      106    0.02       29    0.01
Other                    29,002  10.64     34,871  10.22   61,670   16.03   84,561   18.55  106,900   19.80
                       ------------------------------------------------------------------------------------
  Total Loans           287,124 105.37    360,439 105.64  408,189  106.10  481,448  105.64  564,827  104.60
Less:
  Due to borrowers on
   construction loans     9,082   3.33     12,865   3.77   16,966    4.41   19,087    4.19   17,132    3.17
Unearned discounts        2,235   0.82      2,494   0.73    2,346    0.61    2,371    0.52    2,719    0.50
  Allowance for possible
   loan losses            3,336   1.22      3,879   1.14    4,143    1.08    4,254    0.93    5,004    0.93
  Valuation allowance on
   loans held for sale        7     --         --     --       --      --       --      --       --    0.00
                       ------------------------------------------------------------------------------------
Total loans, net       $272,464 100.00%   341,201 100.00  384,734  100.00  455,736  100.00  539,972  100.00
                       ====================================================================================

---------------------
(1) Includes construction loans converted to permanent loans.
(2) Includes home equity loans.


     The following table sets forth the estimated repricing or maturity of the Corporation's loans and mortgage-backed securities for years ended June 30, 1998, 1999 and 2000. Also shown is the dollar amount of such securities and loans which are scheduled to mature after one year based on interest rate terms. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. Mortgage-backed securities are reported without premiums or discounts or market value adjustments.

                                               2000
                    ----------------------------------------------------------
                     Mortgage  Commercial  Installment  Total  Mortgage-Backed
                       Loans      Loans       Loans     Loans     Securities
                    ----------------------------------------------------------
Amount repricing or                        (In thousands)
 maturing
  Within one year    $184,201    28,580       2,989    215,770       3,987
  After one year
   through three       76,487     8,097      12,109     96,693         399
  After three years
   through five        83,211    29,089       3,637    115,937          42
  After five years    114,028    20,532       1,867    136,427      28,686
                     -----------------------------------------------------
     Total           $457,927    86,298      20,602    564,827      33,114
                     =====================================================
Interest rate terms
 on amounts due
  after one year
     Fixed           $ 82,710    50,229       3,901    136,840      29,127
     Adjustable      $305,450    10,260      16,469    332,179          --

                                               1999
                    ----------------------------------------------------------
                     Mortgage  Commercial  Installment  Total  Mortgage-Backed
                       Loans      Loans       Loans     Loans     Securities
                    ----------------------------------------------------------
Amount repricing or                        (In thousands)
 maturing
  Within one year    $142,318    28,669       3,395    174,382       4,394
  After one year
   through three       72,331     3,730       6,918     82,979       1,677
  After three years
   through five        69,144    15,452      10,724     95,320          43
  After five years    113,094    13,825       1,848    128,767      24,753
                     -----------------------------------------------------
     Total           $396,887    61,676      22,885    481,448      30,867
                     =====================================================
Interest rate terms
  on amounts due
  after one year
     Fixed           $ 76,923    31,609       3,718    112,250      22,360
     Adjustable      $265,715     9,526      17,983    293,224       4,113

                                               1998
                    ----------------------------------------------------------
                     Mortgage  Commercial  Installment  Total  Mortgage-Backed
                       Loans      Loans       Loans     Loans     Securities
                    ----------------------------------------------------------
Amount repricing or                        (In thousands)
 maturing
  Within one year    $136,020     21,539      2,651    160,210       7,837
  After one year
   through three       98,160      5,830      1,710    105,700       3,322
  After three years
   through five        59,823      8,884     15,815     84,522         801
  After five years     52,516      5,241         --     57,757      11,044
                     -----------------------------------------------------
     Total           $346,519     41,494     20,176    408,189      23,004
                     =====================================================

Interest rate terms
  on amounts due
  after one year
     Fixed           $ 77,146     13,529      2,025     92,700      15,167
     Adjustable      $187,588      9,390     17,103    214,081       5,390

Loan Maturity and Repricing
---------------------------

     The following table sets forth information at June 30, 2000, regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates and balloon repayment dates are shown as maturing at their next repricing date. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.




                                                       Due after   Due after   Due after
                                  Due during          3 through 5  5 through  10 through   Due after
                               the year ending           years     10 years    15 years    15 years
                                   June 30,              after      after       after       after
                        ----------------------------    June 30,   June 30,    June 30,    June 30,
                           2001      2002      2003      2000       2000        2000        2000     Total
                        --------    ------    ------    ------     ------     -------     -------   -------
                                                      (Dollars in thousands)
Real estate mortgage
 Residential            $110,206    23,140    31,815    77,490     61,800     4,087       21,552    330,090
 Commercial                8,759     4,865     8,518     5,590     21,937     3,893          758     54,320
 Land                         --        29        --        --         --        --           --         29
One-to-four family
 construction             65,237     8,120        --       131         --        --           --     73,488
Commercial                28,580     2,315     5,782    29,089     19,866       339          327     86,298
Installment                2,988     5,210     6,900     3,637        617     1,250           --     20,602
                        -----------------------------------------------------------------------------------
 Total loans            $215,770    43,679    53,015   115,937    104,220     9,569       22,637    564,827
                        ===================================================================================



     The following table sets forth the dollar amount of all loans as of June 30, 2000, due after one year which have fixed or adjustable interest rates.

                                   Fixed    Floating or
                                   Rates  Adjustable Rates
                                 -------------------------
                                     (In thousands)
Real estate mortgage
     Residential                 $ 79,565     246,000
     Commercial                     3,086      51,229
     Land                              29
One-to-four family construction        30       8,221
Commercial                         50,229      10,260
Installment                         3,901      16,469
                                 --------------------
     Total                       $136,840     332,179
                                 ====================

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

     Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Management Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of the loan. The Corporation's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, the Corporation will initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan's principal becomes uncertain. It is intended that the Corporation's allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. As of June 30, 1999 and 2000, the Corporation had $1.2 million and $573,000, respectively, of loans accounted for on a nonaccrual basis (i.e., loans upon which management believes the future collectibility of interest is uncertain).

     The aggregate amounts of the Corporation's classified assets and of the Corporation's general and specific loss allowances and charge-offs for the period then ended were as follows.

                                             At June 30,
                             ---------------------------------------------
                             1996      1997      1998       1999      2000
                             ---------------------------------------------
                                            (In thousands)
Substandard                 $2,874    2,583     4,433      2,149     4,784
General loss allowances      3,036    3,579     3,776      4,254     4,976
Specific loss allowances       300      300       367         --        28
Charge-offs                     30      272        45        323       146

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

     While the Corporation believes that the established allowance for loan losses is adequate at June 30, 2000, there can be no assurance that regulators, when reviewing the Corporation's loan portfolio in the future, will not require the Corporation to increase its allowance for loan losses, thereby adversely affecting the Corporation's financial condition and net income.

     The Corporation provided $246,000, $427,000, and $770,000 of loan loss provisions for the three years ended June 30, 1998, 1999 and 2000, respectively. While adequately reserved at this time, the Bank's intent to originate additional commercial loans and other higher risk loan products may necessitate increasing the Bank's allowance for loan losses in future years. Management expects to record additional provisions for losses on loans in future years as portfolios increase and diversify.

     The following table sets forth information with respect to the Corporation's non-performing assets at the dates indicated.

                                                   At June 30,
                                   -----------------------------------------
                                   1996      1997     1998     1999     2000
                                   -----------------------------------------
                                             (Dollars in thousands)
Loans accounted for on
 nonaccrual basis:
   Real estate mortgage
     Residential                 $  373        759      971      618      221
     Commercial                      --         --       --       --       --
     Land loans                      --         --       --       --       --
   Commercial                       225        152      199      338      226
   Installment                        2         --      751      245      126
                                 --------------------------------------------
      Total                         600        911    1,921    1,201      573
Accruing loans which are
 contractually past due 90
 days or more:

 Real estate mortgage
     Residential                     --        141       --       --       --
     Commercial                      --         --       --       --       --
   Commercial                       120         --       --       --       --
   Installment                       --         17       --       --       --
                                 --------------------------------------------
Total of non-accrual and 90 days
 past due loans                     720      1,069    1,921    1,201      573
 Real estate owned                  747        750       74       --      528
                                 --------------------------------------------
      Total non-performing
        assets                   $1,467      1,819    1,995    1,201    1,101
                                 ============================================
Total loans delinquent 90 days
 or more to net loans              0.26%      0.31     0.50     0.26     0.11
Total loans delinquent 90 days
 or more to total assets           0.18%      0.25     0.43     0.22     0.08
Total non-performing assets to
 total assets                      0.37%      0.42     0.45     0.22     0.16

     Certain loans meet the criteria of troubled debt restructurings as defined in Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan," and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," respectively.
                                                   At June 30,
                                   -----------------------------------------
                                   1996      1997     1998     1999     2000
                                   -----------------------------------------
                                                 (In thousands)
Restructured loans               $ 4,150       --        --       --      --
Interest foregone on
  restructured loans                  97        6        --       --      --

     The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage by category as of the dates indicated.

                                                                  At June 30,
                               ----------------------------------------------------------------------------
                                     1996            1997            1998            1999            2000
                               ----------------------------------------------------------------------------
                               Amount     %     Amount   %      Amount   %      Amount   %      Amount   %
                               ------   ----    -----   ----    -----   ----    -----   ----    -----  ----
                                                           (Dollars in thousands)
Real estate mortgage:
 Residential                  $    --      --       --     --       --     --       --     --        5    --
 Commercial real estate           300    2.04      300   1.19      300   0.95       --     --       --    --
 Land acquisition and
   development                     --      --       --     --       --     --       --     --       --    --

Real estate construction           --      --       --     --       67   0.14       --     --       --    --
Commercial                         --      --       --     --       --     --       --     --        5   .01
Installment                        --      --       --     --       --     --       --     --       18   .09
Unallocated                     3,036     N/A    3,579    N/A    3,776    N/A    4,254    N/A    4,976   N/A
                              ------------------------------------------------------------------------------
Total allowance for loan losses
 to net loans                 $ 3,336    1.22%   3,879    1.14   4,143   1.07    4,254   0.93    5,004  0.93
                              ==============================================================================

     The following  table sets forth an allocation of the unallocated allowance by loan category as of the dates indicated.  The unallocated allowance is however applicable to the loan portfolio in its entirety.

                                                                     At June 30,
                                         -----------------------------------------------------------------
                                           1996           1997           1998         1999          2000
                                         -----------------------------------------------------------------
                                                                    (In thousands)
Real estate mortgage:
 Single-family residential               $  310            540            525          961          1,014
 Multi-family                               380            590            630          460            619
 Commercial real estate                     410            610            760        1,160            544
 Land acquisition and development            --              6             --           30             --
Real estate   construction                  290            545            790          420            569
Commercial                                  260            500            625          740          1,881
Installment                                  30            310            400          370            349
Unallocated                               1,356            478             46          113             --
                                         ----------------------------------------------------------------
 Unallocated allowance for loan
   losses to net loans                   $3,036          3,579          3,776        4,254          4,976
                                         ================================================================


     The following table sets forth an analysis of the Corporation's allowance for possible loan losses for the periods indicated.

                                               For the Year
                                               Ended June 30,
                              ---------------------------------------------
                              1996       1997      1998      1999      2000
                              ---------------------------------------------
                                         (Dollars in thousands)

Allowance at beginning
  of period                 $ 3,305      3,336     3,879     4,143    4,254
Provision for loan losses        61        810       246       427      770
Charge-offs
 Residential real estate         --         59        --         7       16
 Commercial real estate          --         --        --        --       --

 Real estate construction        --         --        --        --       --

 Commercial                      20        178        29        49       53
 Installment                     10         35        16       267       77
 Land                            --         --        --        --       --
                            -----------------------------------------------
  Total charge-offs              30        272        45       323      146
                            -----------------------------------------------
  Recoveries                     --          5        63         7      126
  Net charge-offs and
    allowance recovered          30        267       (18)      316       20
                            -----------------------------------------------
   Balance at end of period $ 3,336      3,879     4,143     4,254    5,004
                            ===============================================
Ratio of allowance to net
 loans outstanding at
 the end of the period         1.22%      1.14      1.08      0.93     0.93
Ratio of net charge offs to
 average loans outstanding
 during the period             0.01%      0.09     (0.01)     0.08     0.00
Ratio of loan loss allowance
 to nonperforming assets     227.40%    213.25    207.67    354.20   454.50

Asset and Liability Management Activities
-----------------------------------------

     The Corporation uses a variety of tools to measure, monitor, and manage interest rate risk. Primary among the rate risk management strategies is the Corporation's strategy of originating more interest rate sensitive assets, such as prime based loans, while reducing its long-term, fixed rate assets through selling long term mortgages in the secondary market. The Corporation uses FHLB advances to fund its intermediate term assets.

     The Corporation has used interest rate exchange agreements ("swaps") and interest rate caps and floors to control the amount of its interest rate risk by more closely matching the repricing characteristics of its earning assets and costing liabilities or to reduce the cost of longer liabilities. Swaps are agreements in which the Corporation and another party agree to exchange interest payments on a notional principal amount. Caps and floors are agreements whereby for a fixed fee, the Corporation will receive cash payments if a particular interest rate exceeds or falls below the predetermined level. Depending on customer preferences for loan and deposit products, the Corporation may increase its use of interest rate swaps, caps and floors. The Board of Directors reviews the interest rate risk management activities and outstanding hedging transactions of the Corporation. At June 30, 1999 and 2000, the Corporation had no caps outstanding. There were $13.0 million of
floors and $6.5 million swaps outstanding at June 30, 1999.   There were no
floors or swaps outstanding on June 30, 2000. These agreements were designated against certain loans. See Note 8 of the Notes to the Consolidated Financial Statements contained in the Annual Report for additional information.

     Average Balance Sheets. The Bank primarily depends on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Bank's interest-earning assets and interest-bearing liability portfolios. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amount of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for each period has been calculated using the average of month-end balances during such period. Such average balances are considered to be representative of the average daily balance for each period presented.

                                                        For the Year Ended June 30,
                              -----------------------------------------------------------------------------
                                            1998                     1999                     2000
                              -----------------------------------------------------------------------------
                                        Interest                   Interest                  Interest
                              Average      and    Yield/ Average     and    Yield/ Average     and    Yield/
                              Balance   Dividend   Cost  Balance   Dividend  Cost  Balance   Dividend  Cost
                              -----------------------------------------------------------------------------
                                                              (Dollars in thousands)
ASSETS
Interest-earning assets (1)
  Mortgage loans              $292,919    24,618  8.40    321,038   25,878  8.06    383,595   31,280  8.15
  Consumer loans                40,294     3,550  8.81     48,755    4,273  8.76     57,138    4,740  8.30
  Commercial loans              29,629     2,941  9.93     48,414    4,600  9.50     76,672    7,135  9.31
                              -----------------------------------------------------------------------------
     Total loans               362,842    31,109  8.57    418,207   34,751  8.31    517,405   43,155  8.34
  Mortgage-backed securities    26,864     1,592  5.93     30,805    1,835  5.96     30,779    1,932  6.28
  Investment and trading
    securities                   9,479       539  5.69     14,482      904  6.24     40,081    2,680  6.69
  Daily interest-earning
    deposits and FHLB stock      6,353       676 10.64      9,218      715  7.76      9,858      815  8.27
                              -----------------------------------------------------------------------------
     Total interest-earning
       assets                  405,538    33,916  8.36    472,712   38,205  8.08    598,123   48,582  8.12
Noninterest-earning assets
  Office properties and
    equipment, net               7,902                      9,225                     9,281
  Real estate, net                 569                        209                       491
  Other noninterest-earning
    assets                      13,768                     13,947                    11,559
                              --------                    -------                   -------
     Total assets             $427,777                    496,093                   619,454
                              ========                    =======                   =======
LIABILITIES AND EQUITY
Interest-bearing liabilities
  Passbook accounts           $ 14,529      456   3.14     12,781      391  3.06     11,446      351  3.07
  Checking accounts             15,185      356   2.34     18,540      409  2.21     18,408      389  2.11
  Money market accounts         51,750    2,371   4.58     69,426    3,233  4.66    119,219    5,963  5.00
  Certificates of deposit      205,763   12,022   5.84    220,921   12,392  5.61    232,192   13,098  5.64
                              -----------------------------------------------------------------------------
     Total interest-bearing
       deposits                287,227   15,205   5.29    321,668   16,425  5.11    381,265   19,801  5.19

Other interest-bearing
liabilities
  FHLB advances                 69,078    4,015   5.81    102,045    5,280  5.17    160,182    9,093  5.68
  Other interest-bearing
    liabilities                 15,006      898   5.98      5,571      251  4.50     12,519      953  7.61
                              -----------------------------------------------------------------------------
     Total interest-bearing
       liabilities             371,311   20,118   5.42    429,284   21,956  5.11    553,966   29,847  5.39
  Other liabilities             27,210                     33,216                    29,710
                              --------                    -------                   -------
     Total liabilities         398,521                    462,500                   583,676
  Retained earnings             29,256                     33,593                    35,778
                              --------                    -------                   -------
     Total liabilities and
       retained earnings      $427,777                    496,093                   619,454
                              ========                    =======                   =======
Net interest income (2)                 $13,798                     16,249                    18,735
                                        =======                     ======                    ======
Interest rate spread (3)                          2.94                      2.97                      2.73
Net interest margin (4)                    3.40                       3.44                      3.13
Average interest-earning
  assets to average interest-
  bearing liabilities           109.22                     110.12                    107.97
---------------
(1)  Does not include interest on loans 90 days or more past due.
(2)  Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(3)  Total interest-earning assets yield less total interest-bearing liabilities cost.
(4)  Net interest income as an annualized percentage of total interest-earning assets.



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

                                                   Year Ended June 30,
                    ---------------------------------------------------------------------------------------
                       1998 Compared to Year        1999 Compared to Year          2000 Compared to Year
                        Ended June 30, 1997          Ended June 30, 1998            Ended June 30, 1999
                         Increase (Decrease)         Increase (Decrease)            Increase (Decrease)
                              Due to                       Due to                        Due to
                    ---------------------------------------------------------------------------------------
                                    Rate/                         Rate/                        Rate/
                       Rate  Volume Volume   Net   Rate   Volume  Volume    Net   Rate  Volume Volume   Net
                       ----  ------ ------   ---   ----   ------  ------    ---   ----  ------ ------   ---
                                                      (Dollars in thousands)
Interest-earning
 assets
  Mortgage
   loans (1)         $    8   1,371     1   1,380 (1,007)  2,362    (97)   1,258    301  5,042    59   5,402
 Consumer loans (1)     (20)  1,968   (24)  1,924    (19)    745     (4)     722   (229)   735   (39)    467
 Commercial loans (1)   (61)  1,786   (83)  1,642   (126)  1,865    (80)   1,659    (95) 2,685   (55)  2,535
                     ---------------------------------------------------------------------------------------
   Total loans          (73)  5,125  (106)  4,946 (1,152)  4,972   (181)   3,639    (23) 8,462   (35)  8,404
 Mortgage-backed
   securities            97    (714)  (31)   (648)     8     234      1      243     99     (2)    0      97
 Securities              (5) (1,988)    5  (1,988)    52     284     28      364     64  1,597   115   1,776
 Daily interest-
   earning deposits     449    (241) (170)     38   (183)    308    (83)      42     47     50     3     100
                     ---------------------------------------------------------------------------------------
Total net change in
 income on interest-
 earning assets      $  468   2,182  (302)  2,348 (1,275)  5,798   (235)   4,288    187 10,107    83  10,377
                     =======================================================================================
Interest-bearing
 liabilities
  Interest-bearing
    deposits         $   97     483     3     583   (517)  1,819    (82)   1,220    257  3,071    48   3,376
  FHLB advances           6    (174)   --    (168)  (441)  1,916   (210)   1,265    513  3,008   292   3,813
  Other borrowings       84    (289)  (21)   (226)  (223)   (565)   140     (648)   173    313   216     702
                     ---------------------------------------------------------------------------------------
Total net change in
 expenses on interest-
 bearing liabilities $  187      20   (18)    189 (1,181)  3,170   (152)   1,837    943  6,392   556   7,891
                     =======================================================================================


Net change in net
 interest income                           $2,159                          2,451                       2,486
                                           ======                          =====                       =====
----------------
(1)  Does not include interest on loans 90 days or more past due.


Investment Activities
---------------------

     Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest part of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain liquid assets at minimum levels that are set by the OTS. See "Regulation -- Federal Home Loan Bank System." The Corporation may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans. For the month ended June 30, 2000, Cascade's regulatory liquidity was 5.34%.

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

     Investment decisions are made by the Asset/Liability Committee, which meets regularly and consists of the Chief Financial Officer, other members of senior management and the Controller. The Committee acts within policies established by the Board of Directors. At June 30, 1999 and 2000, the Corporation's securities portfolio totaled $74.5 million and $104.3 million, respectively. For further information concerning the Corporation's securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Subsidiary Activity
-------------------

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amounts in excess of 1% are used primarily for community, inner city and community development projects. Cascade's investment in its service corporations did not exceed these limits at June 30, 2000. At June 30, 2000, Cascade's investment in its subsidiaries was $567,900.

     The Corporation has two subsidiaries: Cascade Bank and Cascade Capital Trust I, a Delaware corporation.

     Cascade Capital Trust I was formed for the exclusive purpose of issuing capital securities and common securities and using the proceeds to acquire junior subordinated debentures issued by the Corporation. On March 1, 2000, Cascade Capital Trust I issued $10.0 million aggregate liquidation amount of its 11.0% capital securities, due March 1, 2030 Series A, which were exchanged on August 30, 2000 for its 11.0% capital securities due March 1, 2030 Series B ("Capital Securities"). The Corporation has fully and unconditionally guaranteed all obligations of Cascade Capital Trust I in connection with the issuance of the Capital Securities. The junior subordinated debentures total $10.3 million, have an interest rate of 11.00%, mature on March 1, 2030 and are the sole assets of Cascade Capital Trust I. The junior subordinated debentures are redeemable, in whole or in part, at the Corporation's option on or after March 1, 2010 at declining premiums to maturity. Proceeds totaling approximately $9.4 million from the issuance of the junior subordinated debentures were used to increase the capital level of Cascade Bank and the remaining proceeds were used primarily for the general corporate purposes.

     Cascade Bank, a full service community bank, offers a wide range of products and services. Cascade Investment Services, a subsidiary of Cascade Bank, markets annuity products, mutual funds and property and casualty insurance to customers and non-customers in the Bank's market areas. During the past year a reverse mortgage product was added to Cascade Investment Services' product lines and the subsidiary has been quite successful in marketing this new product. Management believes offering these product lines increases customer awareness, expands product lines and provides a valuable alternative to the deposit products offered by the Bank. Revenues from the subsidiary increase the Corporation's non-interest income.

Real Estate Development
-----------------------

     Cascade owns a five acre parcel which is in the pre-development stage. The approximate book balance is $482,000. Upon receiving final zoning and other approvals, it is anticipated Cascade will begin development of the property. It is currently anticipated the parcel will contain approximately 20 lots upon completion of the project. Management cannot predict when it will receive the necessary approvals for the development of this parcel and when the project will be completed.


     The following table summarizes the carrying value and estimated market value of the Corporation's portfolio of investment securities at the dates indicated.

                                                          At June 30,
                   ----------------------------------------------------------------------------------------
                          1996              1997             1998               1999             2000
                   ----------------  ----------------  ----------------  ----------------  ----------------
                   Carrying  Market  Carrying  Market  Carrying  Market  Carrying  Market  Carrying  Market
                   Value     Value   Value     Value   Value     Value   Value     Value   Value     Value
                   ----------------  ----------------  ----------------  ----------------  ----------------
                                                    (Dollars in thousands)
Investment
 securities
  US Treasury      $ 10,595  10,463   10,782  10,722    15,929  15,929     1,002   1,002        --       --
Investment
 securities
  US Treasury      $ 10,782  10,722   15,929  15,929     1,002   1,002        --      --        --       --

  Municipals          5,480   5,480    4,938   4,938        --      --        --      --        --       --
  Agency Notes       13,721  13,721    5,871   5,871     2,177   2,1773    7,298  37,298    34,940   34,940
  Agency MBS         43,213  42,709   29,657  29,517    23,004   22,933   29,604  29,565    32,718   32,173
  CMO                   481     481      493     493       468      468      209     209    20,515   20,515

 Corporate
   securities and
   mutual funds      21,069  21,069    2,971   2,971        --       --       --      --     5,117    5,149
                   ----------------------------------------------------------------------------------------
    Total invest-
     ment
     securities    $ 94,746  94,182   59,859  59,719    26,651   26,580   67,111  67,072    93,290   92,777
                   ========================================================================================

Federal Reserve
  stock            $     70      70       70      70        --       --       --      --        --       --
FHLB-Seattle stock    4,702   4,702    5,074   5,074     5,486    5,486    7,346   7,346    10,945   10,945
                   ----------------------------------------------------------------------------------------
                   $  4,772   4,772    5,144   5,144     5,486    5,486    7,346   7,346    10,945   10,945
                   ========================================================================================


     The following table sets forth the Corporation's securities portfolio at carrying value at the dates indicated.

                                                           At June 30,
                   ----------------------------------------------------------------------------------------
                          1996              1997             1998               1999             2000
                   ----------------  ----------------  ----------------  ----------------  ----------------
                           Percent           Percent           Percent          Percent            Percent
                  Carrying   of     Carrying   of     Carrying   of     Carrying  of      Carrying    of
                   Value  Portfolio  Value  Portfolio  Value  Portfolio  Value  Portfolio  Value  Portfolio
                   ----------------  ----------------  ----------------  ----------------  ----------------
                                                    (Dollars in thousands)
US Treasury        $ 10,595  12.04%    10,782  11.38     15,929  26.61      1,002   3.76        --     --
US Treasury        $ 10,782  11.38     15,929  26.61      1,002   3.76         --     --        --     --
Municipals            5,480   5.78      4,938   8.25         --     --         --     --        --     --
Agency Notes         13,721  14.48      5,871   9.81      2,177   8.17     37,298  55.58    34,940  37.45
Agency MBS           43,213  45.61     29,657  49.55     23,004  86.31     29,604  44.11    32,718  35.07
CMO                     481   0.51        493   0.82        468   1.76        209   0.31    20,515  21.99
Corporate
 securities and
 mutual funds        21,069  22.24      2,971   4.96         --     --         --     --     5,117   5.49
                   --------------------------------------------------------------------------------------
    Total          $ 94,746 100.00     59,859 100.00     26,651 100.00     67,111 100.00    93,290 100.00
                   ======================================================================================

Deposit Activities and Other Sources of Funds
---------------------------------------------

     General. The Corporation's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, proceeds from loan sales, FHLB-Seattle advances and reverse repurchase agreements. Deposits, FHLB advances, and loan repayments are the major source of Cascade's funds for lending and other investment purposes. Loan repayments and FHLB advances are relatively stable sources of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

     Deposit Accounts. The Corporation offers a variety of deposit accounts having a range of interest rates and terms. The Corporation's deposits consist of passbook, checking, money market, and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies. The Corporation's deposits are obtained primarily from the areas in which its branches are located. The Corporation relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. Individual certificate accounts in excess of $100,000 are not actively solicited by the Corporation but are accepted at rates at or below other funding sources. In the coming year, the Bank will focus deposit gathering activities on its new line of business deposit products and management expects a large portion of its deposit growth for fiscal 2001 will occur in these products.

     In the unlikely event Cascade is liquidated, certain depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders. Substantially all of Cascade's depositors are residents of the State of Washington.

     The following table sets forth information concerning the Corporation's deposits at June 30, 2000. The indicated interest rates were those being offered at June 30, 2000.

                                                                    Percentage
Interest                                       Minimum               of Total
Rate    Term          Category                  Amount    Balance    Deposits
----    ----          --------                  ------    -------    --------
                                                       (In thousands)

1.90%   None          Checking                $   100    $ 20,209       5.07%
3.00    None          Regular savings             100      10,926       2.74
4.65    None          Money market accounts     2,500     102,628      25.75
0.00    None          Noninterest checking        100      22,089       5.54

                      Certificates of Deposit
                      -----------------------
4.00    0 - 3 mos.    Fixed term, fixed rate    1,000       5,680       1.43

4.76    4 - 6 mos.    Fixed term, fixed rate    1,000       8,804       2.21
4.83    7 - 12 mos.   Fixed term, fixed rate    1,000     111,649      28.02
4.66    13 - 24 mos.  Fixed term, fixed rate    1,000      17,553       4.41
4.74    25 - 48 mos.  Fixed term, fixed rate    1,000       2,874       0.72
4.96    49 - 120 mos. Fixed term, fixed rate    1,000      10,818       2.71
3.90    Various       Variable rate             1,000

4.86    Various       Jumbo certificates      100,000      85,277      21.40
                                                         -------------------
                                                         $398,507     100.00%
                                                         ===================

     The following table indicates the amount of the Corporation's jumbo certificates of deposit by time remaining until maturity as of June 30, 2000. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                     Jumbo
                                 Certificates
Maturity Period                   of Deposits
---------------                   -----------
                                 (In thousands)

Three months or less              $    35,294
Over three through six months          33,250
Over six through twelve months         13,180
Over twelve months                      3,553
                                  -----------
 Total                            $    85,277
                                  ===========

     Borrowings. Savings deposits are the primary source of funds for Cascade's lending and investment activities and for its general business purposes. The Corporation has in the past, however, relied upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Corporation's first mortgage loans and eligible securities. At June 30, 1999 and 2000, the Corporation had $142.0 million and $215.7 million, respectively, in advances from the FHLB-Seattle. The Corporation's current credit limit with the FHLB-Seattle is 35% of total assets.

     The Corporation enters into reverse repurchase agreements with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings by the Corporation and are secured by designated investments, and mortgage-backed securities. The proceeds of these transactions are used to meet the cash flow needs of the Corporation. At June 30, 1999 and 2000, the Corporation had $6.0 million and $5.8 million, respectively, in outstanding reverse repurchase agreements.

     The Corporation has an unused commitment of $2 million from a regional commercial bank to purchase Fed funds on an unsecured basis.

     The following table sets forth certain information regarding borrowings by the Corporation at the end of, and during, the periods indicated.

                                                         At June 30,
                                                   -----------------------
                                                   1998      1999     2000
                                                   -----------------------
Weighted average rate paid on:
 Securities sold under agreements to repurchase   5.56%      4.85      6.46
 FHLB advances                                    5.67%      5.01      6.21


                                                        For the Year
                                                        Ended June 30,
                                                   -----------------------
                                                   1998      1999     2000
                                                   -----------------------
                                                    (Dollars in thousands)
Maximum amount of borrowings outstanding at
any month end:
 Securities sold under agreements to repurchase  $17,283    11,976   21,696
 FHLB advances                                    76,439   141,996  215,656

Approximate average short-term borrowings
 outstanding with respect to:
  Securities sold under agreements to repurchase  14,299     5,571    9,082
  FHLB advances                                   67,782   102,045  165,524

Approximate weighted average rate paid on:
 Other interest-bearing liabilities                 5.65%     4.51     7.60
 FHLB advances                                      5.92%     5.17     5.68

    Trust Preferred Securities. On March 1, 2000 Cascade Capital Trust I issued ten million par value Trust Preferred Securities. These securities are considered core capital of the Bank for the purposes of OTS regulatory capital requirements. Cascade Capital Trust I, a new wholly owned subsidiary, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust.
All of the common securities of the Trust are owned by the Corporation. The Corporation is using the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. The Trust preferred securities are included with borrowings as a separate line item in the consolidated balance sheet and distributions payable are treated as interest expense in the consolidated statements of operations.

Competition
-----------

     The Corporation competes for both loans and deposits. The Puget Sound metropolitan area has a high density of financial institutions, some of which are larger and have greater financial resources than the Corporation, and all of which are competitors of the Corporation to varying degrees. The Corporation's competition for loans comes principally from other financial institutions, mortgage banking companies, insurance companies, and commercial banks. Its most direct competition for deposits has historically come from other financial institutions. The Corporation faces additional competition for deposits from short-term money market funds and other corporate and government securities.

Personnel
---------

     As of June 30, 2000, the Corporation had 160 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

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

Federal Regulation of Savings Banks

Office of Thrift Supervision
----------------------------

    The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among its functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions. All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended June 30, 2000 was $111,200.

Federal Deposit Insurance Corporation
-------------------------------------

     The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds, the Bank Insurance Fund ("BIF") and the SAIF. Cascade's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of Cascade's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are well-capitalized, adequately capitalized, or undercapitalized. The FDIC also places an institution in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about
2.1 basis points for each $100 in domestic deposits for both BIF and SAIF members. These assessments, which are revised quarterly based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

Liquidity
---------

     Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. Cascade has maintained liquidity levels during the year ended June 30, 2000 in excess of requlatory requirements.

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

Qualified Thrift Lender Test
----------------------------

     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2000, the Bank met the test and its QTL percentage was 82.2%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Savings and Loan Holding Company Regulations."

Capital Requirements
--------------------

     Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2000, the Bank had tangible capital of $49.2 million, or 7.28% of adjusted total assets, which is approximately $39.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2000, the Bank did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2000, the Bank had core capital equal to $49.2 million, or 7.28% of adjusted total assets, which is $22.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

     On June 30, 2000, the Bank had total risk-based capital of approximately $53.7 million, including $49.2 million in core capital and $4.5 million in qualifying supplementary capital, and risk-weighted assets of $451.5 million, or total capital of 11.69% of risk-weighted assets. This amount was $16.9 million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Corporation or the Bank may have a substantial adverse effect on their operations and profitability.

Prompt Corrective Action
------------------------

     The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At June 30, 2000 Cascade was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

Limitations on Capital Distributions
------------------------------------

     The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories, (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In the event the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Bank is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

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

     At June 30, 2000, the Corporation had no borrowers with balances in excess of current loans-to-one-borrower limits.

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

Transactions with Affiliates
----------------------------

     Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings association holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions.

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

Regulation of the Corporation
-----------------------------

     The Corporation is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to file periodic reports with the OTS. In addition, the Corporation must observe such record keeping requirements as the OTS may prescribe and is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a thrift holding company constitute a serious risk to the financial safety, soundness or stability of a subsidiary of the Corporation.

     Acquisitions. Federal Law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal Law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

     Qualified Thrift Lender Test. If the Bank fails the QTL test, as explained under "--Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," the Corporation must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

     The reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. As result, Cascade is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income method. Instead, Cascade is required to compute its deduction based on specific charge-offs during the taxable year (Cascade anticipates that this will result in a higher effective tax rate). The repeal of the reserve method requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. The Corporation qualified, under the provisions of this tax legislation, for a two-year deferral of its bad debt recapture.

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

     Distributions. To the extent that Cascade makes "non-dividend distributions" to the Corporation that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in Cascade's taxable income. Non-dividend distributions include distributions in excess of Cascade's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of Cascade's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from Cascade's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to Cascade's bad debt reserve and deducted for federal income tax purposes would create a tax liability for Cascade. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Cascade makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes.

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

     The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.5% of gross receipts; however interest received on loans secured by mortgages or deeds of trust on residential properties and interest on obligations issued or guaranteed by the United States are not presently subject to the tax. On August 15, 1994, the Department of Revenue of the State of Washington began an audit of the Corporation's records for compliance regarding the business and occupation tax. The Corporation had not been audited for 17 years. The Department of Revenue has issued a tax billing for approximately $148,000 of which the Corporation has set aside reserves of $80,000. The Corporation has filed an appeal with the Department of Revenue. A determination has been issued reversing two of the three billing issues in the audit. The Corporation has filed another appeal regarding the final issue.

Item 2.  Description of Properties
----------------------------------

     The Corporation owns six full service branch locations and leases eight full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at June 30, 2000, including leasehold improvements, furniture and fixtures, of $9.1 million. The Corporation leases approximately 20% of its main office and approximately 50% of its Marysville office to non-affiliated parties. See Note 5 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

Item 6.  Selected Financial Data
--------------------------------

Five Year Financial Highlights

Dollars in thousands except financial ratios

For The Year Ended June 30,    1996      1997      1998      1999       2000
------------------------------------------------------------------------------
Interest income             $ 29,694    31,568    33,916    38,205     48,582
Interest expense              19,104    19,924    20,118    21,956     29,847
Net interest income           10,590    11,644    13,798    16,249     18,735
Provision for (recovery of)
 loan losses                      61       810       246       427        770
Net interest income after
 provision for loan losses    10,529    10,834    13,552    15,822     17,965
Other income                   2,780     1,942     2,458     2,837      2,276
Other expense                  9,225    10,897    10,729    12,438     14,617
Income before Federal
 income taxes                  4,084     1,879     5,281     6,221      5,624
Net income                     2,781     1,368     3,525     4,104      3,712
Net income per common share,
 basic                          0.53      0.26      0.66      0.76       0.68
Weighted average number of
 shares outstanding, basic 5,257,058 5,266,298 5,312,305 5,420,286  5,492,804
Net income per common share,
 diluted                        0.48      0.23      0.60      0.69       0.63
Weighted average number of
 shares outstanding,
 diluted                   5,792,396 5,832,231 5,843,386 5,956,543  5,930,387

At Year End                    1996      1997      1998      1999       2000
------------------------------------------------------------------------------
Assets                      $399,316   434,162   444,155   557,086    676,176
Loans                        272,464   341,201   384,734   455,736    539,972
Cash and securities          114,702    79,313    44,103    84,611    117,655
Deposits                     277,897   304,205   312,518   361,786    398,507
Stockholders' equity          25,532    27,543    31,418    34,239     37,256
Non-performing loans             600       911     1,921     1,201        573

Financial Ratios for
the Year Ended June 30,        1996      1997      1998      1999       2000
------------------------------------------------------------------------------
Return on assets                0.73      0.33      0.82      0.83       0.60
Return on equity               11.44      5.26     12.05     12.21      10.37
Net interest margin             2.90      2.90      3.40      3.43       3.13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements contained in the Annual Report which are listed under Item 14 of this Form 10-K are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I--Election of Directors" contained in the Corporation's Definitive Proxy Statement for the Corporation's 2000 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with
Section 16(a) of the Exchange Act.

     The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name                 Age (a)    Position
----                 -------    ---------

Frank M. McCord       70        Chairman and Chief Executive Officer (b)

C. Fredrick Safstrom  46        President, Chief Operating Officer and
                                Director (b)

Robert G. Disotell    45        Executive Vice President, Branch Banking (b)

Steven R. Erickson    44        Executive Vice President,  Real Estate Lending

Lars H. Johnson       46        Executive Vice President, Chief Financial
                                Officer and Secretary/Treasurer (b)

David R. Little       54        Executive Vice President, Business Banking

Vera E. Wildauer      42        Executive Vice President, Marketing and
                                Operations Director

---------------
(a) As of June 30, 2000.
(b) Officer of the Corporation and Bank.

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

     C. FREDRICK SAFSTROM is the Bank's President and Chief Operating Officer. He has served Cascade in a variety of managerial positions with increasing responsibilities since 1976. Mr. Safstrom is a Trustee and Treasurer of Seattle Pacific University, chairman of the Snohomish County YMCA, past-President and Director of the Everett Public Schools Foundation, Director and Treasurer of Housing Hope, a Director of the Snohomish County Investment Plan, and a member of the Everett Rotary.

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

     STEVEN R. ERICKSON is the Executive Vice President of the Bank responsible for managing residential and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board of Directors of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

     LARS H. JOHNSON is the Executive Vice President, Chief Financial Officer and Secretary/Treasurer of the Bank and Corporation. Mr. Johnson joined Cascade in April 2000. Mr. Johnson has 25 years of financial management experience, including the most recent 16 years with the Federal Home Loan Bank
of Seattle.    Mr. Johnson is a resident of Edmonds, Washington.

     DAVID R. LITTLE is the Executive Vice President responsible for the business banking activities of the Bank. Mr. Little joined Cascade in 1997 following the merger with American First National Bank. He is a founding member of the Everett Port Gardner Rotary club and is a resident of Everett.

     VERA E. WILDAUER joined Cascade in 1997 as Senior Vice President, Marketing Director. In 2000, she was elected Executive Vice President, Marketing and Operations Director. Ms. Wildauer has over 15 years experience in a full range of bank marketing disciplines among major Washington State financial institutions. As Marketing and Operations Director, she is responsible for all aspects of marketing as well as information technology, loan servicing, and processing operations. Ms. Wildauer is a resident of Bothell, Washington.

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the section captioned "Proposal I--Election of Directors -- Certain Transactions with the Corporation" of the Proxy Statement.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

--------------------------------------------------------------------------

(a) (1)(2)   Independent Auditors' Report
             Consolidated Financial Statements
             (a)   Consolidated Balance Sheets as of June 30, 1999 and June
                   30, 2000
             (b)   Consolidated Statements of Operations for the Years Ended
                   June 30, 1998, 1999 and 2000
             (c)   Consolidated Statements of Stockholders' Equity and
                   Comprehensive Income for the Years Ended June 30, 1998, 1999 and 2000
             (d)   Consolidated Statements of Cash Flows for the Years Ended
                   June 30, 1998, 1999 and 2000
             (e)   Notes to Consolidated Financial Statements

     All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

     (3)     Exhibits

             3.1    Certificate of Incorporation of Cascade Financial
                    Corporation 2

             3.2    Bylaws of Cascade Financial Corporation 2

            10.1    Cascade Financial Corporation 1994 Employee Stock
                    Purchase Plan 3

            10.2 Cascade Financial Corporation 1992 Stock Option and Incentive Plan 3

            10.3    Cascade Financial Corporation Employee Stock Ownership
                    Plan 3

            10.4    Cascade Financial Corporation 1997 Stock Option Plan 4

            13      Cascade Financial Corporation 2000 Annual Report to
                    Stockholders

            21      Subsidiaries

            23      Consent of Independent Auditors

(b)  Reports on Form 8-K

     No Forms 8-K were filed during the quarter ended June 30, 2000.

------------------
     1. Incorporated by reference to the Corporation's Proxy statement on Form Def 14A File No. 000-25286.
     2. Incorporated by reference to the Corporation's Registration Statement on Form S-4 File No. 33-83200.
     3. Incorporated by reference to the Corporation's Annual Report on Form 10-K For June 30, 1998.
     4. Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File No. 333-24203)

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CASCADE FINANCIAL CORPORATION

Date:  September 26,2000          By:   /s/ Frank M. McCord
                                        ------------------------------------
                                        Frank M. McCord
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Lars H. Johnson                      By:   /s/ D. R. Murphy
      -----------------------                        ------------------------
      Lars H. Johnson                                D. R. Murphy
      Executive Vice President                       Director
      (Chief Financial and                     Date: September 26,2000
      Accounting Officer)
Date: September 26,2000

By:   /s/ C. F. Safstrom                       By:   /s/ Ronald E Thompson
      -----------------------                        ------------------------
      C. F. Safstrom                                 Ronald E. Thompson
      President and Director                         Director
Date: September 26,2000                        Date: September 26,2000

By:   /s/ Janice Halladay                      By:   /s/ G. Brandt Westover
      -----------------------                        ------------------------
      Janice Halladay                                G. Brandt Westover
      Director                                       Director
Date: September 26,2000                        Date: September 26,2000

By:   /s/ David W. Duce                        By:   /s/Paull Shin
      -----------------------                        ------------------------
      David W. Duce                                  Paull Shin
      Director                                       Director
Date: September 26,2000                        Date: September 26,2000

By:   /s/ Gary Meisner                         By:   /s/Dwayne Lane
      -----------------------                        ------------------------
      Gary Meisner                                   Dwayne Lane
      Director                                       Director
Date: September 26,2000                        Date: September 26,2000

By:   /s/ David O'Connor                       By:   /s/Henry Robinett
      -----------------------                        ------------------------
      David O'Connor                                 Henry Robinett
      Director                                       Director
Date: September 26,2000                        Date: September 26,2000

                                  Exhibit 13

                        2000 Annual Report to Stockholders

                             Transformation


                     Cascade Financial [Logo]
                     Corporation

                              2000 Annual Report



Five-year financial highlights

Dollars in thousands except for per share and financial ratios (unaudited)
--------------------------------------------------------------------------
At June 30,                  1996      1997      1998      1999      2000
--------------------------------------------------------------------------
Assets                   $399,316    434,162   444,155   557,086   676,176
Loans                     272,464    341,201   384,734   455,736   539,972
Deposits                  277,897    304,205   312,518   361,786   398,507
Stockholders' equity       25,526     27,537    31,412    34,239    37,256
Non-performing loans          600        911     1,921     1,201       573

--------------------------------------------------------------------------
For The Year Ended June 30, 1996       1997      1998      1999      2000
--------------------------------------------------------------------------
Net interest income       $10,590     11,644    13,798    16,249    18,735
Net income                  2,781      2,176*    3,525     4,104     3,712
Earnings per share
  (diluted)                  0.48       0.37*     0.60      0.69      0.63

--------------------------------------------------------------------------
Financial Ratios            1996       1997      1998      1999      2000
--------------------------------------------------------------------------
Return on assets             0.73%      0.52*     0.82      0.83      0.60
Return on equity            11.44       8.37*    12.05     12.21     10.37
Net interest margin          2.90       2.90      3.40      3.43      3.13
Net interest spread          2.52       2.49      3.14      3.12      2.89

Amounts for 1996 and 1997 have been restated to reflect the acquisition of
   AmFirst Bancorporation in 1997.
*The 1997 SAIF special assessment of $1.2 million is excluded.


Cascade employees are committed to helping you find the best solution for your
business or family's financial needs.    -Our Value Statement

           Index
Letter to Shareholders....................2-5
Management's Discussion and Analysis......6-9
Independent Auditors'  Report...........10-37
Common Stock Information...................38

                                                          transformation

            Cascade Financial Corporation 2000 Annual Report

                              transformation

To our stockholders, customers and employees: The dictionary defines transformation as "continuing change in potential or type; in composition or structure." As Cascade continues its transformation to a high-performance, full-service community bank, we've realized many accomplishments, some challenges and continuous movement toward our goal.

Record Setting
We set records this year in loans, deposits and net interest income. Our total assets grew by $119 million-a remarkable 21% - to $676 million.

[] Business loans grew by 40 percent, and construction loans grew 59 percent. These two now represent 26 percent of our total portfolio. Solid credit underwriting and a strong local economy combined to maintain the excellent quality of the portfolio.

Photo: Fred Safstrom, President and Chief Operating Officer, Frank M. McCord, Chairman and Chief Executive Officer

[] Personal and business checking accounts grew by 21.3 percent to $42.3 million this year. Once again, a leading consumer magazine designated Cascade Bank's checking as one of the best values in free checking. We continue to grow our transaction accounts in a market where many financial institutions are losing ground.

[] Our growth and improved mix of earning assets helped propel us to a record year in terms of net interest income, despite declining margins.

Real Solutions for Real People

Cascade Bank Employees
Our dedicated, long-term employees, together with our new talent, provide the best service possible in terms of technology, business banking advice, lending and day-to-day banking. Our employees continue to emphasize customer service while improving operational efficiency in business banking, consumer banking and real estate lending.

Consumer Banking
In consumer banking, Cascade Bank made banking easier for our customers by expanding our branch network. We opened new branches in Haggen food stores in Woodinville, Lake Stevens and Marysville. These offices are ahead of projections for deposit generation. This confirms the Bank's strategy of "bringing the bank to the people" by offering full-service, consultative offices in convenient locations.

Online Banking
Technology continues to transform banking. Over 30 percent of Cascade Bank's checking customers now "connect with their bank" online. This is more than double the number expected when the online banking project was launched in 1998. As the first community bank in our market area to offer online banking, Cascade is well positioned in terms of both size and technical resources to own the online niche among community banks.

We also recently became the first local community bank to offer e-commerce

                                   Letter
solutions for business customers, thanks to a partnership with a Seattle-based Internet service provider. This allows small business owners to develop a presence on the Internet, along with the ability to sell their products on the web via a secure "shopping cart." Unlike some other larger banks and e-commerce hosts, we are committed to personalizing services for small businesses.

Major Challenges

The financial services industry remains very competitive. New congressional legislation officially sanctioned eroding the lines that had traditionally separated banking from securities and other financial services. In this environment, we face exceptional competition from a variety of businesses for good loans and attractively priced deposits. This increased competition places downward pressure on margins as well.

Sidebar: "Our size and full service offerings set us apart from other community banks in our area. We're committed to the promises we've made to our customers in our advertising by training our staff to be knowledgeable, flexible and empowered to help today's customers find the best solutions for their needs." -Vera Wildauer, EVP Marketing/Operations

External conditions such as the hostile interest rate environment posed a major challenge to the Bank. The Federal Reserve increased interest rates by 175 basis points during the year. This increase in rates greatly reduced our income from mortgage banking activities and put pressure on our net interest margin. As a result, net income dropped 9.6 percent to $3.7 million.

Our current stock price, like that of most financial institutions, is disappointing. Because of the low stock price, our Board of Directors decided it would not be in the best interest of shareholders to declare a stock dividend. However, we continue to look for ways to enhance shareholder value. To that end, the Board approved a stock buyback program that allows Cascade Financial to purchase up to five percent of CASB shares in the open market. When our stock price is at or near book value, we believe stock repurchases offer an attractive opportunity for increasing shareholder value.

Sidebar: "Our business bankers actually become partners with their clients and help them find creative solutions to their financial needs. We're expecting to see continued fast growth in the Business Banking arena, with further development of business relationships and products, as well as a branch staff that is more expert in delivering the business services our customers need." -Dave Little, EVP Business Banking (business loans chart (in thousands of dollars): 1996 - $28,783, 1997 - $25,824, 1998 - $41,494, 1999 - $61,676, and
2000 - $85,298)

Evolving Toward the Future

Managing Capital
To improve growth and earnings, Cascade Financial Corporation issued $10 million of Trust preferred securities in March. These securities are treated as equity for the purpose of regulatory capital and allow us to grow without issuing additional stock.

Enhancing Revenue
As part of our strategic plan, and to increase our net interest margin, Cascade Bank's priority is to increase prime-based lending activities, such as business loans, commercial real estate loans and construction lending. In addition, more
                                   Letter

Sidebar: "Cascade Bank's local underwriting, loan expertise and excellent reputation in our market area continue to serve us well in our transition to a community bank. We offer a wide range of real estate lending solutions for builders and developers, business owners looking to finance their buildings and those customers who invest in real estate. Plus, we can help families who are buying a home-whether they're first-time home buyers or moving up to their dream house." -Steve Erickson, EVP Real Estate Lending low cost transaction accounts-both consumer and business accounts-are critical in our efforts to lower the cost of funds. The Bank is also looking to substantially increase additional sources of fee income, especially since mortgage banking revenue is no longer contributing at the rate of previous years.

Improving Efficiencies
To successfully compete in today's environment, we are committed to continually improving our operational efficiency. To improve profitability, the Bank consolidated all real estate lending in March. This restructuring led us to close our Bellingham loan production office, exit loan brokerage as a distinct line of business and reduce back office staff.

Several technological initiatives are already underway that specifically focus on increasing efficiency and reducing costs.

Sidebar: "Cascade's newest branches in Haggen, Inc.'s Top Food & Drug in Woodinville, and Haggen Food & Pharmacy in Lake Stevens and Marysville are all ahead of our initial projections. This proves 'bringing the bank to the people' works. Our goal is to make banking with Cascade easier so that consumers and business owners see us as an excellent choice for their primary banking relationship." -Rob Disotell, EVP Consumer Banking (transaction account balances chart (in thousands of dollars): 1997 - $26,159, 1998 - $32,640, 1999 - $34,882, 2000 - $42,298)

Change. Fine-tune. Evolve. Shift. Turn. Adapt. Improve.
In its transformation from a traditional thrift to a full-service community bank, all of these words describe Cascade Bank's commitment to be adaptable in today's marketplace, while continuing to provide excellent service to its customers and solid returns to its shareholders. Our Board of Directors, employees and customers deserve the highest accolades for freely giving their ideas, solutions, support and hard work to this ongoing transformation process. We look forward to the new challenges and opportunities the coming year will bring.

/s/Frank M. McCord                         /s/Fred Safstrom
Frank M. McCord, Chairman                  Fred Safstrom, President
and Chief Executive Officer                and Chief Operating Officer

                                 Letter
                                    4

Transformation is an ambitious endeavor-and a necessary one in today's competitive marketplace. By streamlining real estate lending operations and investing in three new in-store branch locations, the Bank is well-positioned to enhance its service to the business and consumer markets.

ASSETS                                      LOANS
(in thousands of dollars)                   (in thousands of dollars)

1996 - $399,316                             1996 - $272,464
1997 - $434,162                             1997 - $341,201
1998 - $444,155                             1998 - $384,734
1999 - $557,086                             1999 - $455,736
2000 - $676,176                             2000 - $539,972

DEPOSITS                                    STOCKHOLDERS' EQUITY
(in thousands of dollars)                   (in thousands of dollars)

1996 - $277,897                             1996 - $25,526
1997 - $304,205                             1997 - $27,537
1998 - $312,518                             1998 - $31,412
1999 - $361,786                             1999 - $34,239
2000 - $398,507                             2000 - $37,256

NET INCOME                                  NET INTEREST INCOME
(in thousands of dollars)                   (in thousands of dollars)

1996 - $10,590                              1996 - $2,781
1997 - $11,644                              1997*- $2,176
1998 - $13,798                              1998 - $3,525
1999 - $16,249                              1999 - $4,104
2000 - $18,735                              2000 - $3,712

                                            *Excludes SAIF assessment of
                                             $1.2 million

Sidebar: "Despite declining margins, our growth and mix of assets helped propel Cascade to a record year in terms of net interest income. We've taken steps to operate more efficiently and increase profitability in many areas. While Cascade, like other financial institutions, was disappointed in this year's stock prices, we continue to look for ways to enhance shareholder value." -Lars Johnson, Chief Financial Officer transformation

                               Letter
                                  5
transformation

Management's Discussion and Analysis
------------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

Forward Looking Statements

This section contains forward-looking statements that have been prepared on the basis of the Corporation's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Corporation.

In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to changes. Factors that could affect actual results include interest rate trends, the general economic climate in the Corporation's market area and the country as a whole, the ability of the Corporation to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state regulation. Accordingly there can be no assurance that these strategies will be implemented, or if implemented, will achieve the results described or within the time periods currently estimated.

Review of Financial Position

Total assets increased to $676 million at June 30, 2000, compared with $557 million at June 30, 1999. Total loans increased by $84 million or 18.5% to $540 million at June 30, 2000 compared with $456 million at June 30, 1999. Most of this increase resulted from new business and income property loans. Cash and securities increased to $118 million in 2000 from $85 million in 1999. The investment portfolio is used to enhance earnings, while providing liquidity. Management's long term strategy is to continue to increase assets with an emphasis on expanding the commercial loan portfolio.

Deposits increased to $399 million at June 30, 2000 from $362 million at June 30, 1999. The market for retail deposits remains fiercely competitive.

While our deposits grew 10%, deposits for financial institutions in general have declined nationwide. The success in growing our deposit base was not enough to keep pace with our asset growth. Borrowings, primarily Federal Home Loan Bank advances, were $221 million at June 30, 2000 compared to $148 million at June 30, 1999. While we strive to grow our deposit base, especially our transaction accounts, wholesale funding will continue to play a major role in our liability strategies.

At June 30, 2000, nonperforming loans totaled $573,000 compared to $1.2 million at June 30, 1999. This decrease in nonperforming loans occurred in our consumer and business loan portfolios. The nonaccrual coverage ratio (the allowance for losses to nonaccrual loans) was 873% at June 30, 2000, compared with 355% at June 30, 1999.

                                  MD&A
                                    6

Comparison of Operating Results

Net Income

Net income for the year ended June 30, 2000 was $3.7 million, a decrease of 9.6% from fiscal 1999. Earnings per share for fiscal 2000 were $0.68 (basic) and $0.63 (diluted) compared with $0.76 (basic) and $0.69 (diluted) for fiscal 1999. Return on average equity was 10.37% for fiscal 2000 compared with 12.21% for fiscal 1999. Higher net interest income was not sufficient to offset the loss of revenue from mortgage-banking and increase in non-interest expense.

Net Interest Income

Net interest income for the year ended June 30, 2000 increased by 15.3% or $2.5 million to $18.7 million from $16.2 million in 1999. This increase resulted from growth in earning assets. Average interest earning assets increased to $599 million in 2000 from $473 million in 1999. Average loans outstanding increased to $506 million in 2000 from $414 million in 1999.

Net interest margin decreased thirty basis points in 2000 to 3.13% from 3.43% the prior year. The decrease resulted from the increase in interest rates, the intense competition for deposits and loans, and the greater use of wholesale borrowings.

The net interest income and margins include the results from hedging with off-balance sheet financial instruments.

Provision for Loan Losses

Provision for loan losses in 2000 and 1999 were $770,000 and $427,000, respectively. At June 30, 2000 and 1999, the loan loss allowance totaled $5.0 million and $4.3 million. The allowance was .92% and .93% of loans for 2000 and 1999, respectively. The provision rate maintained levels consistent with the Corporation's internal analysis of its loan portfolio.

The Corporation monitors its allowance for loan losses as conditions dictate. Although the allowance is considered adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts. Due to a strong economy in our market area and conservative underwriting, Cascade has experienced a history of good credit performance and low charge-offs.

While management believes this experience can be maintained, it is the Corporation's intent to originate additional commercial loans and other higher risk loan products that may necessitate increasing the allowance for loan losses in future years.

Other Income

Other income decreased $561,000 to $2.3 million in 2000. The principal reason for this decrease was the reduction in mortgage banking income. Lower volumes reduced gain on sale of loans to $427,000 in Fiscal 2000 from $623,000 in 1999. Gain on sale of mortgage servicing rights decreased $598,000 in Fiscal 2000. Partially offsetting this decline, service charges and fees increased $346,000 to $1.6 million in Fiscal 2000.

Other Expenses

Other expenses increased $2.2 million to $14.6 million in 2000 from $12.4 million in 1999. Increased expenses resulted from opening three new branches in Fiscal 2000, as well as a full year of costs

MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   MD&A
                                     7
associated with bringing data processing in house. Also, with the drop in loan production, less current expense was deferred as required by FAS 91. To more effectively control expenses, Residential Lending was merged with Income Property to form the Real Estate Group. The Bank discontinued its wholesale residential lending function and closed its Bellingham loan production office in April 2000, which will result in reduced non-interest expenses.

Year 2000 Issues

The Year 2000 Readiness Project was a success. There were no problems interfacing with customers or vendors. Management had estimated that Y2K expenditures would be approximately $250,000. Actual costs were less than this initial estimate.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by regulatory requirements. The required ratio is currently 4.0%. This requirement has been consistently exceeded. Liquid assets are cash and cash equivalents, which include highly liquid, short-term investments. At June 30, 2000 and 1999, cash and cash equivalents totaled $13.4 million and $10.2 million, respectively. Securities available-for-sale totaled $93.4 million and $72.7 million at those same dates.

Other significant sources of liquidity are Federal Home Loan Bank of Seattle (FHLB-Seattle) advances, reverse repurchase agreements, and loan sales. If needed, $20.9 million of additional borrowings were available from the FHLB-Seattle at June 30, 2000 under the Bank's existing credit line. The Bank has the ability to borrow from primary dealers of United States government securities through reverse repurchase agreements. Under these agreements, borrowings are collateralized with mortgage-backed securities or other investment securities.

At June 30, 2000, there were outstanding commitments to originate loans of $15.6 million. Funds to meet these commitments will be generated through loan sales in the secondary market. At June 30, 2000, certificates of deposit scheduled to mature in one year or less totaled $171.9 million. Management believes that a significant portion of such deposits will remain with the Corporation. In addition, management believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments.

On March 1, 2000 the Corporation issued $10 million in Trust preferred securities. Considered primary capital by the Office of Thrift Supervision, these securities increased Cascade's primary capital by 27%. The proceeds from the sale were invested in Cascade Bank. The Bank will use this capital infusion to finance its asset growth and general operations.

Disclosures about Market Risk

The Corporation's principal financial objective is to achieve a high level of long-term profitability while limiting exposure to fluctuations in interest rates. Management intends to reduce risk where appropriate but accept a degree of risk when warranted by economic circumstances.

The Bank actively manages asset and liability maturities by holding adjustable rate and balloon loans and selling most fixed rate loans that it originates. By adjusting the pricing on consumer deposits, differing deposit maturities can

                                 MD&A
be obtained to lengthen (or shorten) the repricing time of liabilities. The Bank can also borrow funds from the FHLB-Seattle for periods of up to thirty years. At various times management uses instruments such as interest rate swaps, interest rate cap and floor agreements, and forward sale commitments to reduce the negative effect rising rates could have on net interest income. Management, in conjunction with the Bank's Board of Directors, has established policies and guidelines for the use of these off-balance sheet tools.

Interest rate risk is monitored using several methodologies, principally financial modeling. The near term earnings exposure to interest rate changes is evaluated in the context of certain upward and downward interest rate changes occurring instantaneously. At June 30, 2000, a 200 basis point increase in rates would reduce forecasted net interest income over a twelve month period. The Board of Directors sets targets for allowable changes in net interest income.

Interest Rate Sensitivity

Expected interest rate sensitivity of individual categories of assets and liabilities as of June 30, 2000 is shown in the following table. There are numerous estimates and assumptions that significantly influence this presentation, such as prepayment rates. In addition to changes in the level of interest rates, the Bank is subject to changes in the yield curve (the relationship between short and long term rates), changes in consumer preferences for various loan and deposit products, and general economic conditions. As with any method of modeling and measuring interest rate risk, certain shortcomings are inherent. Therefore, the data presented in the table should not be relied upon as necessarily indicative of actual future results.

The Bank enters into off-balance sheet transactions to reduce interest rate risk embedded in its assets, liabilities and operating activities. Forward commitments to sell loans are used to hedge the risk of price change in the Bank's mortgage-banking activities. As the volume of loan originations fluctuate, the volume of commitments to sell loans also fluctuate. The Bank has taken steps to reduce its sensitivity to changes in interest rates by altering its asset mix.

                            Within one  One to    Five to  Over ten    Total
Dollars in thousands           year   five years ten years   years
------------------------------------------------------------------------------
Interest-Sensitive Assets
Loans                        $222,742   233,035   71,262    12,933    539,972
Investment securities          17,856    16,776   31,844    37,819    104,295

Interest-Sensitive Liabilities
Interest bearing checking         ---    15,157    5,052        --     20,209
Money market accounts          51,314    51,314       --        --    102,628
Savings accounts                   --     2,732    8,194        --     10,926
Certificates of deposit       171,930    70,713       12        --    242,655
Borrowings                    191,433    10,000   20,000        --    221,443
Trust preferred securities         --        --       --    10,000     10,000

MANAGEMENT'S DISCUSSION AND ANALYSIS

                                   MD&A

                    Independent Auditors' Report

The Board of Directors
Cascade Financial Corporation:

We have audited the accompanying consolidated balance sheets of Cascade Financial Corporation and subsidiaries (Corporation) as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Financial Corporation and subsidiaries as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                     /S/KPMG LLP

Seattle, Washington
August 4, 2000

                       CASCADE FINANCIAL CORPORATION
                              AND SUBSIDIARIES
                         Consolidated Balance Sheets
                           June 30, 1999 and 2000

                           (Dollars in thousands)

------------------------------------------------------------------------------
                                                         1999        2000
------------------------------------------------------------------------------
                    ASSETS
                    ------

Cash on hand and in banks                            $    9,804     13,277
Interest-bearing deposits in other financial
  institutions                                              350         83
Securities available-for-sale                            72,719     93,444
Loans held-for-sale                                      22,428      4,236
Securities held-to-maturity                               1,738     10,851

Loans                                                   437,562    540,740
Allowance for loan losses                                (4,254)    (5,004)
                                                     ---------------------
   Loans, net                                           433,308    535,736

Premises and equipment, net                               9,433      9,132
Accrued interest receivable and other assets              7,306      8,940
Deferred Federal income taxes                                --        477
                                                     ---------------------
                    Total assets                     $  557,086    676,176
                                                     =====================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits                                             $  361,786    398,507
Federal Home Loan Bank advances                         141,996    215,656
Securities sold under agreements to repurchase            5,951      5,787
Advance payments by borrowers for taxes and insurance 1,947 1,960 Accrued interest payable, expenses and other
  liabilities                                            10,743      7,010
Deferred Federal income taxes                               424         --
                                                     ---------------------
                    Total liabilities                   522,847    628,920
                                                     ---------------------
Trust preferred securities                                   --     10,000

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized
    500,000 shares; no shares issued or outstanding          --         --
  Common stock, $.01 par value.  Authorized 8,000,000
    shares; issued and outstanding 5,454,302 shares
    in 1999 and 5,531,877 shares in 2000                     55         55
  Additional paid-in capital                              4,790      5,038
  Retained earnings, substantially restricted            31,150     34,862
  Accumulated other comprehensive loss, net              (1,756)    (2,699)
                                                     ---------------------
                    Total stockholders' equity           34,239     37,256
                                                     ---------------------
                                                     $  557,086    676,176
                                                     =====================

     See accompanying notes to consolidated financial statements

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                   Consolidated Statements of Operations
                 Years ended June 30, 1998, 1999 and 2000

               (Dollars in thousands, except share amounts)

------------------------------------------------------------------------------
                                                1998        1999       2000
------------------------------------------------------------------------------

Interest income:
   Loans                                   $   31,109      34,751     43,155
   Securities held-to-maturity                    306         141        306
   Securities available-for-sale                1,825       2,598      4,306
   FHLB stock dividends                           412         445        622
   Interest-bearing deposits                      264         270        193
                                           ---------------------------------
     Total interest income                     33,916      38,205     48,582
                                           ---------------------------------
Interest expense:
   Deposits                                    15,205      16,425     19,801
   FHLB advances                                4,015       5,280      9,093
   Securities sold under agreements
     to repurchase                                898         251        565
   Trust preferred securities                      --          --        388
                                           ---------------------------------
       Total interest expense                  20,118      21,956     29,847
                                           ---------------------------------
       Net interest income                     13,798      16,249     18,735
Provision for  loan losses                        247         427        770
                                           ---------------------------------
       Net interest income after provision
         for loan losses                       13,551      15,822     17,965
                                           ---------------------------------
Other income:
   Gain on sale of loans held-for-sale            606         623        427
   Gain on sale of mortgage-backed securities
     held-for-trading                              45          37         --
   Gain on sale of servicing                       --         633         --
   Gain on sale of securities available-
     for-sale                                      93          17         --
   Service charges                              1,316       1,244      1,591
   Other                                          398         283        258
                                           ---------------------------------
       Total other income                       2,458       2,837      2,276
                                           ---------------------------------
Other expenses:
   Salaries and employee benefits               5,579       6,541      7,914
   Occupancy                                    1,695       2,211      2,889
   Data processing                                360         370        234
   Marketing                                      443         510        509
   Other                                        2,651       2,806      3,071
                                           ---------------------------------
       Total other expenses                    10,728      12,438     14,617
                                           ---------------------------------
Income before Federal income taxes              5,281       6,221      5,624
       Federal income taxes                     1,756       2,117      1,912
                                           ---------------------------------
       Net income                          $    3,525       4,104      3,712
                                           =================================
Net income per common share, basic         $     0.66        0.76       0.68
Weighted average number of shares
  outstanding, basic                        5,312,305   5,420,286  5,492,804
Net income per diluted share                     0.60        0.69       0.63
Weighted average number of shares
  outstanding, diluted                      5,843,386   5,956,543  5,930,387
                                           =================================

        See accompanying notes to consolidated financial statements.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                 Years ended June 30, 1998, 1999 and 2000

               (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------
                                                          Accumulated
                                                            other     Total
                                       Additional           compre-   stock-
                               Common   paid-in  Retained   hensive   holders'
                      Shares    stock   capital  earnings  loss, net  equity
------------------------------------------------------------------------------
Balances at
 June 30, 1997       5,315,100  $   54   4,276    23,521     (314)    27,537
Options exercised       41,053      --     140        --       --        140
Net income                  --      --      --     3,525       --      3,525
Other comprehensive
 income, net of tax
 of $108                    --      --      --        --      210        210
                     -------------------------------------------------------
Balances at
 June 30, 1998       5,356,153      54   4,416    27,046     (104)    31,412
Options exercised       98,149       1     374                           375
Net income                                         4,104               4,104
Other comprehensive
 (loss), net of tax
 benefit of $(814)                                (1,652)  (1,652)
                     -------------------------------------------------------
Balances at
 June 30, 1999       5,454,302      55   4,790    31,150   (1,756)    34,239

Options exercised       77,575      --     248        --       --        248
Net income                  --      --      --     3,712       --      3,712
Other comprehensive
 (loss), net of tax
 benefit of $(486)          --      --      --        --     (943)      (943)
                     -------------------------------------------------------
Balances at
 June 30, 2000       5,531,877  $   55   5,038    34,862   (2,699)    37,256
                     =======================================================

                      Comprehensive Income

                                              Years ended June 30,
                                              --------------------
                                              1998     1999    2000
                                              ---------------------
Net Income                                 $  3,525    4,104   3,712

Increase (decrease) in unrealized
  gains (losses) on securities
  available for sale, net of tax expense
  (benefit) of $108, $(814), and $(486).        210   (1,652)   (943)
                                           -------------------------
Comprehensive Income                       $  3,735    2,452   2,769
                                           =========================

       See accompanying notes to consolidated financial statements.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                 Years ended June 30, 1998, 1999 and 2000

                          (Dollars in thousands)
------------------------------------------------------------------------------
                                                  1998       1999       2000
------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income                                   $   3,525      4,104      3,712

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization of premises
    and equipment                                   665        938      1,405
   Amortization of retained servicing rights        322        384        257
   Provision (recovery) for losses on:
     Loans                                          246        427        770
     Mortgage servicing rights                       57        187       (137)
   Deferred Federal income taxes                    (94)      (136)      (486)
   Additions to mortgage servicing rights          (908)    (1,042)      (204)
   Deferred loan fees, net of amortization         (149)        25        348
   Net change in loans available for sale        (8,793)    (2,508)    18,192
     Net gains on sales of securities
      available-for-sale                            (93)       (17)        --
     Gain on sales of mortgage loan servicing
      rights                                         --       (633)        --
   Federal Home Loan Bank stock dividend received  (412)      (445)      (622)
   Net change in accrued interest receivable
    and other assets over accrued interest
    payable, expenses and other liabilities       6,005        (91)    (3,581)
                                              --------------------------------
      Net cash provided by operating activities     371      1,193     19,654
                                              --------------------------------
Cash flows from investing activities:

 Loans originated, net of principal repayments  (35,159)   (69,479)  (104,738)
 Purchases of securities held-to-maturity            --       (291)    (9,820)
 Principal repayments on mortgage-backed
  securities held-to-maturity                     2,053      3,278        707
 Principal repayments on securities
  available-for-sale                              9,900      7,994      4,435
 Purchases of securities available-for-sale         (64)   (62,252)   (25,968)
 Proceeds from sales of securities
  available-for-sale                             20,962      7,016         --
 Purchases of premises and equipment             (2,023)    (1,608)    (1,104)
 Proceeds from sales of  mortgage
  servicing rights                                   --      1,579         --
                                              --------------------------------
      Net cash used in investing activities      (4,331)  (113,763)  (136,488)
                                              --------------------------------
      Subtotal, carried forward               $  (3,960)  (112,570)  (116,834)
                                              --------------------------------

                          (Dollars in thousands)
------------------------------------------------------------------------------
                                                  1998      1999        2000
------------------------------------------------------------------------------

Subtotal, brought forward                     $  (3,960)  (112,570)  (116,834)
                                              --------------------------------
Cash flows from financing activities:

 Proceeds from issuance of common stock             140        375        248
 Net increase in deposits                         8,313     49,268     36,721
 Net increase (decrease) in Federal Home
  Loan Bank advances                             (1,223)    68,560     73,660
 Proceeds from Trust preferred offering,
  net of issuance costs                              --         --      9,234
 Net decrease in securities sold under
  agreements to repurchase                       (6,092)    (7,440)       164
 Net increase (decrease) in advance payments
  by borrowers for taxes and insurance              477         (6)        13
                                              --------------------------------
      Net cash provided by financing activities   1,615    110,757    120,040
                                              --------------------------------
      Net increase (decrease) in cash and
       cash equivalents                          (2,345)    (1,813)     3,206
Cash and cash equivalents at beginning of year   14,312     11,967     10,154
                                              --------------------------------
Cash and cash equivalents at end of year      $  11,967     10,154     13,360
                                              ================================

Supplemental disclosures of cash flow
information -- cash paid during the year for:

 Interest                                     $  19,914     21,848     28,709
 Federal income taxes                             1,630      2,438      1,809

Supplemental schedule of noncash investing
activities:
 Mortgage loans securitized into FHLMC
  participation certificates and held-for-
  trading and sold                               24,400     20,137      8,814
 Mortgage loans securitized into FHLMC
  participation certificates and held-for-
  investment                                         15         --         --
 Premises and equipment, net transferred to
  Investment property                               453         --         --
 Net mortgage loans transferred to real
  estate owned                                $     301        534      1,192

------------------------------------------------------------------------------

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

(1)   Summary of Significant Accounting Policies

The accounting and financial reporting policies of Cascade Financial Corporation and subsidiaries (the "Corporation") conform to generally accepted accounting principles and to general practice within the financial institutions industry, where applicable. In preparing the consolidated financial statements management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense. Actual results could differ from those estimates.

The following is a description of the more significant policies, which the Corporation follows in preparing and presenting its consolidated financial statements.

    (a) Basis of Presentation
    The consolidated financial statements include the accounts of the Corporation, its subsidiaries, Cascade Bank (the "Bank") and Cascade Capital Trust I (the "Trust"), and the Bank's subsidiary, Cascade Investment Services, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

    (b)  Cash Equivalents
    The Corporation considers all interest-bearing deposits and short-term highly liquid investment securities with an original maturity of three months or less to be cash equivalents.

    (c)  Loans
    All of the Corporation's loans are located in the Puget Sound region. At June 30, 2000, the Corporation's loans are principally secured by one-to-four-family residences (40%), multifamily residences (19%), commercial, industrial and personal assets (13%) and commercial real estate properties (11%). Accordingly, the ultimate collectibility of the Corporation's loan portfolio is susceptible to changes in the economic and real estate market conditions in the Puget Sound region.

    Most of the commercial loans are secured, and the security includes commercial property, business inventories, commercial equipment and personal property of the borrowers and or guarantors. At June 30, 2000, $8.7 million in commercial loans were unsecured. Loans secured by boats account for the majority of the installment loan portfolio.

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

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

    The Corporation reviews all single family loans, all consumer loans and multi-family and commercial real estate loans with outstanding principal balances under $1.0 million for impairment as smaller balance homogeneous loan groups. The Corporation considers a loan to be impaired when it becomes nonaccrual, if it is a multi-family or commercial real estate loan less than 90 days delinquent and management believes that the borrower may be experiencing financial difficulty based on indicators such as an inconsistent payment pattern, low debt coverage ratio, high loan-to-value ratio, or if it is a restructured debt. The Corporation bases the measurement of loan impairment for all loans on the fair value of the loan's underlying collateral. If the recorded investment of a loan exceeds the measure of impairment, the Corporation recognizes the impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses.

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

    Mortgage Loan Servicing Rights
    The Corporation acquires mortgage servicing rights ("MSR") through the origination of mortgage loans and the sale of those loans with servicing rights retained. The total cost of the mortgage loans sold is allocated to the MSR and the loans based on their relative fair values. The Corporation assesses its MSR for impairment based on the fair value of those rights. The carrying value of the MSR is evaluated on a quarterly basis and any impairment is recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the Corporation stratifies its MSR by various risk characteristics such as loan type, investor type, interest rate and origination date with appropriate prepayment assumptions for the various MSR pools. Reversal of the allowance is based upon the recovery of the fair market value of the amortized asset. The MSR are included in other assets and are amortized as an offset to service charges in proportion to, and over, the period of estimated net servicing income.

    Loan servicing generally consists of collecting mortgage payments and certain charges from borrowers, such as late payment fees, maintaining escrow accounts, and disbursing payments to investors. Loan servicing income is recognized when earned and is recorded to service charges. Loan servicing costs are charged to expense as incurred.

    The Corporation sells loan servicing rights. Gains and losses from sales of loan servicing rights are calculated using the specific identification of the related carrying value.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

    (e)  Securities
    Debt and equity securities, including MBS, are classified as either trading, available-for-sale, or held-to-maturity. Securities classified as trading are carried at fair value with unrealized gains and losses reported in earnings. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Investment securities and MBS held-to-maturity are carried at amortized cost or principal balance, adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are calculated using a method which approximates the level yield method. The Corporation has the ability, and it is management's intention, to hold such securities until maturity.

    (f)  Interest Rate Risk Management Activities
    The Corporation uses off-balance sheet instruments, including interest rate exchange agreements ("swaps"), interest rate cap and floor agreements and forward sales to manage interest rate exposures. Swap, cap and floor agreements are designated either against specific loan portfolios or against short-term deposits. The fair value of the swap, cap and floor agreements are not reported on the balance sheet. The interest differential paid or received is recorded as an adjustment to interest income or interest expense of the related asset or liability. Premiums paid for interest rate caps and floors are deferred and amortized to interest income or expense over the term of the agreement.

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

    (g)  Real Estate Owned
    Real estate owned includes real estate acquired in settlement of loans. Real estate owned is recorded at the lower of cost or fair value, based upon the most recent appraisal, less estimated costs to sell. Any loss recorded at the time a foreclosure occurs is classified as a charge-off against the allowance for loan losses. Losses that result from the ongoing periodic valuation of these properties are established as valuation allowances and charged to operations in the period in which they are identified. There was no real estate owned at June 30, 1999 and $528 at June 30, 2000, which is included in other assets.

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

    (j)  Stock-Based Compensation
    The Corporation measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board
    (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. As none of the Corporation's stock options have an intrinsic value at grant date, no compensation cost has been recognized for its stock option plans.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

    (k) Recently Issued Accounting Standards
    SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", was issued in October 1998. SFAS No. 134 requires that the security be classified either trading, available for sale or held to maturity according to the Corporation's intent, unless the Corporation has already committed to sell the security before or during the securitization process. SFAS No. 134 was adopted on July 1, 1999.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which makes minor modifications to SFAS 133. Management is reviewing these statements and does not expect that application of these statements will have a material effect on the results of operations or the financial position of the Corporation.

    The SEC issued Staff Accounting Bulletin No. 101B (SAB 101B). SAB 101B delays the effective date of Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", to the fourth quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance for revenue recognition and SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Corporation anticipates that such adoptions will not have a material impact on the Corporation's consolidated financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Corporation does not expect the adoption of Interpretation No. 44 to have a material impact on its consolidated financial statements.

    (l)   Reclassifications
    Certain 1999 balances have been reclassfied to conform to the 2000 presentation.

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

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

(3)  Securities

A summary of securities at June 30 follows:
                                  1999                        2000
                       -------------------------------------------------------
                             Gross  Gross                 Gross  Gross
                               un-   un-                    un-   un-
                       Amor-  real- real-           Amor-  real- real-
                       tized  ized  ized   Fair     tized  ized  ized   Fair
                       cost   gain losses  value    cost   gain losses  value
                       -------------------------------------------------------
Securities available-
for-sale:
  Agency MBS         $30,926   --   1,249  29,677  47,305   --  1,863  45,442
  Agency Notes        37,000   --   1,304  35,696  37,000   --  2,060  34,940
  FHLB stock           7,346   --      --   7,346  10,945   --     --  10,945
  Other                   --   --      --      --   2,177   --     60   2,117
                     --------------------------------------------------------
                     $75,272   --   2,553  72,719  97,427   --  3,983  93,444
                     ========================================================
Securities held-to-
maturity:
  Agency MBS         $ 1,738    1      40   1,699   7,851   --    605   7,246
  Other                   --   --      --      --   3,000   32     --   3,032
                     --------------------------------------------------------
                     $ 1,738    1      40   1,699  10,851   32    605  10,278
                     ========================================================

As of June 30, 1999 and 2000, the Corporation was required to maintain 71,000 and 104,728 shares, respectively, of $100 par value FHLB stock.

Accrued interest receivable on securities and interest-bearing deposits was $892 and $1,153 at June 30, 1999 and 2000, respectively.

Proceeds from the sale of securities available-for-sale and gross realized gains and losses are summarized as follows for the year ended June 30, 1998 and 1999. There were no sales of securities available for sale for the year ended June 30, 2000.

                                    Proceeds    Gains    Losses
                                    ---------------------------
    Year ended June 30, 1998

      US Treasury                   $ 11,123       21         4
      Municipals                       4,869       64         1
      US Government agency             1,938       --        12
      Mutual Funds                     3,032       25        --
                                    ---------------------------
        Total                       $ 20,962      110        17
                                    ===========================

                                    Proceeds    Gains    Losses
                                    ---------------------------

    Year ended June 30, 1998

      US Government agency          $  7,016       17        --
                                    ---------------------------
        Total                       $  7,016       17        --
                                    ===========================

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

The following table shows the contractual maturities of the Corporation's securities available-for-sale at June 30, 2000:

                              Within    Over one Over five  Over
                               one      to five   to ten     ten
                               year      years     years    years     Total
                              ----------------------------------------------
    Amortized Cost
      Agency MBS             $     --      441     3,007    43,857    47,305
      Agency Notes                 --   10,000    27,000        --    37,000
      FHLB Stock               10,945       --        --        --    10,945
      Other                        77       --        --     2,100     2,177
                             -----------------------------------------------
       Total amortized cost  $ 11,022   10,441    30,007    45,957    97,427
                             ===============================================

    Fair Value
      Agency MBS             $     --      432     2,898    42,112    45,442
      Agency Notes                 --    9,648    25,292        --    34,940
      FHLB Stock               10,945       --        --        --    10,945
      Other                        77       --        --     2,040     2,117
                             -----------------------------------------------
       Total fair value      $ 11,022   10,080    28,190    44,152    93,444
                             ===============================================

The following table shows the contractual maturities of the Corporation's securities held-to-maturity at June 30, 2000:

                             Within one   Over one to   Over five
                                year       five years     years     Total
                               ------------------------------------------
     Amortized Cost
      Agency MBS             $     --           --        3,000     3,000
      Other                       849           --        7,002     7,851
                             --------------------------------------------
       Total amortized cost  $    849           --       10,002    10,851
                             ============================================

     Fair Value
      Agency MBS             $     --           --        3,032     3,032
      Other                       828           --        6,418     7,246
                             --------------------------------------------
       Total fair value      $    828           --        9,450    10,278
                             ============================================

U.S. Government agency securities are allocated based upon contractual maturity dates. Actual maturities may differ from contractual maturities because the borrowers have the right to prepay their obligations. Available-for-sale securities pledged as collateral to secure public deposits were $1,718 in 1999 and $1,353 in 2000. The Bank is required to hold securities to meet liquidity requirements as determined by federal banking regulations. The required ratio is currently 4.00%. The Bank's liquidity ratio was 8.14% and 5.34% at June 30, 1999 and 2000, respectively.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

(4) Loans and Allowance for Loan Losses

A summary of loans and loans held-for-sale at June 30 follows:

                                          1999      2000
                                      --------------------
            Real estate mortgage:
             One-to-four family       $ 177,988    175,910
             Multifamily                 85,893    112,721
             Commercial                  49,066     54,320
             Home equity                 29,334     41,459
             Land loans                     106         29
            Real estate construction     54,500     73,488
            Commercial                   61,676     86,298
            Installment                  22,885     20,602
                                      --------------------
             Total loans                481,448    564,827
            Loans in process            (19,087)   (17,132)
            Deferred loan fees, net      (2,371)    (2,719)
                                      --------------------
                                        459,990    544,976
            Loans held for sale         (22,428)    (4,236)
                                      --------------------
             Loans                    $ 437,562    540,740
                                      ====================
            Loans serviced for others $  90,666    106,225

Accrued interest on loans was $2,657 and $3,429 at June 30, 1999 and 2000, respectively.

At June 30, 2000, the composition of the loan portfolio was as follows:

                                   Fixed Rate  Adjustable Rate
                                   ---------------------------
            Term to maturity
             Less than one year    $ 19,401       181,009
             1-3 years               10,268        83,918
             3-5 years               27,585        88,352
             5-10 years              24,996        82,868
             10-20 years              7,592            --
             Over 20 years           21,706            --
                                   ----------------------
                  Total            $111,548       436,147
                                   ======================

Non-accrual loans totaled $1,921, $1,201 and $573, respectively, at June 30, 1998, 1999 and 2000. If interest on these loans had been recognized, such income would have been $106, $86 and $37, respectively, for 1998, 1999 and 2000. At June 30, 1998, 1999 and 2000, loans totaling $3,221, $2,149 and
$4,784, were impaired, of which $67, $0 and $194 had allocated reserves of $67, $0 and $28, respectively. The remaining $3,154, $2,149 and $4,756 had no reserves allocated to them since the value of the underlying collateral of the impaired loans was equal to or exceeded the recorded investment. Of the $3,221, $2,149 and $4,784 of impaired loans, $1,652, $1,201 and $573 were on nonaccrual status, $269, $674 and $572 were under foreclosure and $1,300, $948 and $3,553 were performing but judged to be impaired. The average balance of impaired loans during the years ended June 30, 1998, 1999 and 2000, respectively, was $1,450, $3,180 and $3,243 and the Corporation recognized $86, $224 and $406 of related interest income on such loans during the time such loans were impaired.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

At June 30, 2000, the Corporation had outstanding commitments to fund loans with fixed interest rates totaling $3,682 and loans with adjustable rates totaling $11,955.

The Corporation had forward commitments to sell loans into the secondary market totaling $21,436, and $5,727, respectively, at June 30, 1999 and 2000.

A summary of the allowance for losses on loans follows:

                                                Year ended June 30,
                                             -------------------------
                                               1998     1999     2000
                                             -------------------------

             Balances at beginning of year   $ 3,879    4,143    4,254
             Provision for loss                  247      427      770
             Recoveries                           62        7      126
             Charge-offs                         (45)    (323)    (146)
                                             -------------------------
             Balances at end of year         $ 4,143    4,254    5,004
                                             =========================

(5) Premises and Equipment

A summary of premises and equipment follows:

                                                              June 30,
                                         Estimated       ----------------
                                        Useful lives        1999     2000
                                        ----------------------------------
            Land                                         $  1,239    1,239
            Buildings                     40 years          7,526    7,571
            Leasehold improvements       Lease term           890    1,213
            Furniture and equipment      2-10 years         7,276    7,980
            Automobiles                   4 years        $     56       56
                                                         -----------------
                                                           16,987   18,059
            Accumulated depreciation and amortization      (7,554)  (8,927)
                                                         -----------------
                                                         $  9,433    9,132
                                                         =================
6) Deposits

Deposits at June 30 are summarized as follows:

                                                     1999      2000
                                                    ----------------

       Non-interest bearing checking accounts     $ 18,100    22,089
       Interest bearing checking accounts           16,782    20,209
       Money market deposit accounts                87,835   102,628
       Savings accounts                             12,301    10,926
       Certificates of deposit                     226,768   242,655
                                                  ------------------
                                                  $361,786   398,507
                                                  ==================

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

Time deposit accounts in amounts of $100,000 or more totaled $72.7 million and $93.1 million at June 30, 1999 and 2000, respectively.

                                                       Deposit
                                       Weighted     accounts with   Accrued
                                   average interest  balances in    interest
                                       rate on        excess of    payable on
                                       deposits       $100,000      deposits
                                     ----------------------------------------

                 June 30, 1999           4.7%        $ 116,717         502
                 June 30, 2000           4.9%          140,565         660

A summary of interest expense on deposits follows:

                                                      Year ended June 30,
                                                 ----------------------------
                                                   1998       1999      2000
                                                 ----------------------------

            Checking and money market accounts   $ 2,738      3,642     6,359
            Savings accounts and time deposits    12,467     12,783    13,442
                                                 ----------------------------
                                                 $15,205     16,425    19,801
                                                 ============================

Maturities of time deposits at June 30, 2000 are as follows:

            Years ending June 30,
             2001                 $171,930
             2002                   61,875
             2003                    3,076
             2004                    1,571
             2005                    2,654
             Thereafter              1,549
                                  --------
                                  $242,655
                                  ========

(7)  Trust Preferred Securities

On March 1, 2000, $10,000,000 of 11 percent Capital Securities were issued by a business Trust whose common equity is 100% owned by Cascade Financial Corporation. The Corporation is using the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. The Trust preferred securities are included with borrowings as a separate line item in the consolidated balance sheet and distributions payable are treated as interest expense in the consolidated statements of operations. The Trust preferred securities qualify as Tier I capital under the capital guidelines of the Office of Thrift Supervision.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

(8)  Interest Rate Risk Management Activities

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

The Corporation did not enter into any new interest rate swap, cap or floor agreements during the year ended June 30, 2000. The net differences between the interest paid and received on the interest rate swaps, caps and floors are $38, $56 and $16, respectively for the years ended June 30, 1998, 1999 and 2000; which are recorded as an increase to interest expense on deposits.

Interest rate swap, and floor agreements at June 30, 1999 are summarized as follows:

                                          Swap         Floor
                                       -----------------------
                                                 1999
                                       -----------------------

          Notional amount              $   6,500     $  13,000
          Weighted average maturity     5 months      6 months
          Strike rate                   N/A           5.00%
          Fixed payable rate            6.30%         N/A
          Three month LIBOR             5.18%         N/A
          10 year CMT                   N/A           5.14%
          Payment terms                 Quarterly     Quarterly

There were no interest rate swaps or floors outstanding as of June 30, 2000.

(9)  FHLB Advances

FHLB advances are summarized as follows:
                                                  June 30,
                                  ------------------------------------
                                           1999          2000
                                  ------------------------------------
                                           Weighted           Weighted
                                           average            average
                                           interest           interest
             Maturity date        Amount     rate    Amount     rate
            ----------------------------------------------------------
            Year ended June 30,
             2000                $ 68,100    5.16%        --      --%
             2001                  19,000    4.88    125,175    6.54
             2002                     159    7.67      5,159    6.20
             2003                  15,000    4.62      9,625    6.26
             2004                  20,000    4.81      5,000    4.62
             2005                      --      --     30,000    5.72
            Thereafter             19,737    5.12     40,697    5.74
                                 -----------------------------------
                                 $141,996    5.01    215,656    6.21%
                                 ===================================

                                                  Year ended June 30,
                                                 -------------------
                                                   1999        2000
                                                 -------------------
     Maximum amount of outstanding FHLB
       advances at any month-end                 $141,996    215,656
     Average amount of outstanding FHLB
       advances during the year                   102,045    165,524

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

FHLB advances are collateralized by the investment in FHLB stock and otherwise unencumbered one-to-four family permanent mortgages equal to 120% of outstanding advances.

The Corporation has $75 million in fixed rate advances as of June 30, 2000 where the FHLB has the option to convert these advances to variable rate advances after a specified period.

At June 30, 2000, the Bank had an unused line of credit from the FHLB-Seattle of $20.9 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $236.7 million.

(10)  Securities Sold Under Agreements to Repurchase and Lines of Credit

The Corporation enters into sales of securities under agreements to repurchase (reverse repurchase agreements) that are treated as financing arrangements. Accordingly, the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets, and the securities underlying the agreements remain in the asset accounts. The securities underlying the agreements are under the Corporation's control and are held by the Federal Home Loan Mortgage Corporation, nationally known government security dealers who are recognized as primary dealers by the Federal Reserve Board, or other investment banking firms approved by the Corporation's Board of Directors. Such agreements typically have maturities ranging from 30 to 89 days.

Securities sold under agreements to repurchase the same securities consist of mortgage-backed securities summarized as follows:
                                                    Underlying securities
                                                   ------------------------
                                        Weighted-  Book value,
                                         average    including
                             Balance     interest    accrued         Market
                            outstanding    rate      interest         value
                            ------------------------------------------------
            June 30, 1999    $ 5,951       4.85        6,569          6,379
            June 30, 2000      5,787       6.46        6,163          5,880

Financial data pertaining to reverse repurchase agreements follows:

                                                    Year ended June 30,
                                                    -------------------
                                                     1999       2000
                                                    -------------------
        Maximum amount of outstanding agreements
          at any month-end                         $ 11,976     21,696
        Average amount of outstanding agreements
          during the year                             5,571      9,082

The Corporation has a commitment of $2,000 from a regional commercial bank to purchase Federal funds on an unsecured basis subject to annual renewal.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

(11) Federal Income Taxes

Federal income tax expense includes the following components:
                                        Year ended June 30,
                                  -----------------------------
                                    1998       1999       2000
                                  -----------------------------

            Current               $ 1,850      2,253      2,398
            Deferred                  (94)      (136)      (486)
                                  -----------------------------
                                  $ 1,756      2,117      1,912
                                  =============================

The 1998 provision for Federal income tax expense differs from the amount computed by applying the "expected" Federal income tax rate of 34% to income before Federal income taxes due to tax exempt income received on municipal investment securities and other differences as noted below.

                                    1998       1999       2000
                                  -----------------------------

            Expected tax          $ 1,796      2,117      1,912
            Tax exempt municipal
              income                   (3)        --         --
            Other                     (37)        --         --
                                  -----------------------------
            Tax expense           $ 1,756      2,117      1,912
                                  =============================

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

The following table presents major components of the net deferred tax liability resulting from differences between financial reporting and tax bases at June 30:

                                                   1999     2000
                                                -----------------
            Deferred tax assets:
             Securities available-for-sale      $   868     1,283
             Loans                                  678     1,058
             Other                                  119        96
                                                -----------------
              Gross deferred tax assets           1,665     2,437
            Deferred tax liabilities:
             Deferred loan fees                    (570)     (333)
             Premises and equipment                (432)     (328)
             FHLB stock                          (1,087)   (1,299)
                                                -----------------
              Gross deferred tax liabilities     (2,089)   (1,960)
                                                -----------------
            Net deferred tax (liability) asset  $  (424)      477
                                                =================

A valuation allowance for deferred tax assets was not considered necessary at June 30, 1999 or 2000. Management believes the Corporation will fully realize its total deferred income tax assets as of June 30, 2000, based upon its total deferred income tax liabilities, and its current and expected future levels of taxable income.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

(12)   Earnings Per Share

The following table presents EPS information:
                                                       Year ended June 30,
                                              --------------------------------
                                                 1998       1999       2000
                                              --------------------------------

          Net income                          $    3,525      4,104      3,712

          Common shares outstanding (basic)    5,312,305  5,420,286  5,492,804
          Effect of dilutive stock options       531,081    536,257    437,583
                                              --------------------------------
          Common shares outstanding (diluted)  5,843,386  5,956,543  5,930,387
                                              ================================
          EPS, basic                                0.66       0.76       0.68
          EPS, diluted                              0.60       0.69       0.63

For purposes of calculating basic and diluted earnings per share, the numerator of net income is the same. There were no antidilutive outstanding options to purchase common stock at June 30, 1998, 1999, and 23,067 shares were antidilutive at June 30, 2000.

(13)Stockholders' Equity

    (a)  Restrictions on Dividends
    Current regulations allow the Bank to pay dividends on its stock if its regulatory capital would not thereby be reduced below the amount required for the statutory capital requirements set by the Office of Thrift Supervision ("OTS").

    (b)     Regulatory Capital
    At June 30, 2000, banking regulations require institutions to have a minimum regulatory tangible and core (or leverage) capital equal to 1.5% and 3%, respectively, of adjusted total assets, and Tier I and total risk-based capital ("RBC") equal to 4% and 8%, respectively, of risk-weighted assets. The OTS has adopted a final rule adding an interest rate risk component to the RBC requirement, although implementation of the regulation has been delayed. Management currently does not believe the interest rate risk rule, when implemented, will materially affect the Corporation's current business strategy.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") instituted a risk-based assessment system that defined five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, a well-capitalized institution must have a Tier I RBC ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. At June 30, 2000, the Bank was in compliance with the regulatory requirements for well-capitalized institutions. As of May 13, 1999, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

                                                    Minimum
                                                  requirements       Well-
                                                  for capital     capitalized
                                   Actual          adequacy       requirements
                               -----------------------------------------------
                               Amount   Ratio   Amount   Ratio   Amount  Ratio
                               -----------------------------------------------
June 30, 1999:
Total risk-based capital
  to risk-weighted assets(1) $ 39,230   10.17   30,864    8.00   38,580  10.00
Tier I (core) capital to
  risk-weighted assets         35,403    9.18   15,432    4.00   23,148   6.00
Tier I (core) capital to
  adjusted total assets        35,403    6.36   22,266    4.00   27,833   5.00
Tangible capital to tangible
  assets                       35,403    6.36    8,350    1.50      N/A    N/A

June 30, 2000:
Total risk-based capital
  to risk-weighted assets(1) $ 53,726   11.69   36,756    8.00   45,945  10.00
Tier I (core) capital to
  risk-weighted assets         49,231   10.72   18,378    4.00   27,567   6.00
Tier I (core) capital to
  adjusted total assets        49,231    7.28   27,049    4.00   33,811   5.00
Tangible capital to tangible
  assets                       49,231    7.28   10,143    1.50      N/A    N/A

-------------
(1) The OTS requires institutions to maintain Tier I capital of not less than one-half of total capital.

    (c)  Stock Repurchase Plan

    On June 5, 2000, the Corporation commenced a stock repurchase program. The Board of Directors authorized the repurchase of up to 275,000 shares of the company's stock, which is approximately 5% of the outstanding common shares.

(14)Mortgage Servicing Rights

A summary of capitalized mortgage servicing rights at June 30, 1999 and 2000 follows:
                                             1999     2000
                                          -----------------

      Balance at beginning of year        $  1,290      815
      Additions                              1,042      204
      Amortization                            (384)    (257)
      Allowance for losses                    (187)     137
      Sales of mortgage servicing rights      (136)      --
                                          -----------------
      Balance at end of year              $    815      899
                                          =================
(15)Employee Benefit Plans

    (a)   Savings Plan
    The Corporation maintains a savings plan under section 401(k) of the Internal Revenue Code, covering substantially all full-time employees. Under the plan, employee contributions are matched by the Corporation at a rate of 50% of the first five percent contributed. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, fixed income or money market plans, or may purchase stock in the Corporation. The Corporation contributed $58, $82 and $75 to the plan for the years ended June 30, 1998, 1999 and 2000, respectively.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

    (b)  Employee Stock Ownership Plan
    The Corporation established an employee stock ownership plan ("ESOP") which became effective on July 1, 1992 for employees of the Corporation, the Bank, and its subsidiary who have at least one year of continuous service. The ESOP was initially funded by the Corporation for $117 which was used to purchase shares in the conversion. The Corporation pays all ESOP expenses. Shares purchased by the ESOP are held in a suspense account for allocation among the participants. Benefits become 20% vested after the third year of service with an additional 20% vesting each year thereafter until 100% vesting after seven years. Allocations to individual participants accounts are based on total compensation during the year. Forfeitures are reallocated annually among remaining participating employees. For the years ended June 30, 1998, 1999 and 2000, the Corporation contributed $104, $240, and $175, respectively, to the ESOP, which is invested in Cascade Financial Corporation stock. Allocated and unallocated shares at June 30, 2000, were 163,711 and 0, respectively. The Corporation has the right of first refusal to purchase the allocated shares of separated employees.

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

    All options granted have limited rights, that enable a holder, upon a change in control of the Corporation, to elect to receive cash equal to the difference between the exercise price of the option and the fair market value of the common stock on the date of exercise. At June 30, 1999 and 2000, 612,583 and 582,300 shares, respectively, were fully exercisable.

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

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

                                                Year Ended June 30,
                                            ---------------------------
                                             1998       1999       2000
                                            ---------------------------

            Net income
             As reported                   $ 3,525      4,104      3,712
             Pro forma                       3,457      3,956      3,532
            Net income per common share
             Basic
              As reported                     0.66       0.76       0.68
              Pro forma                       0.65       0.73       0.64
             Diluted
              As reported                     0.60       0.69       0.63
              Pro forma                       0.59       0.66       0.60

The fair value of options granted under the Corporation's stock option plan was $6.23, $7.25, and $2.40 respectively for the years ended June 30, 1998, 1999, and 2000. The fair value is estimated on the date of grant with the following weighted average assumptions used for 1998, 1999, and 2000: risk-free interest rate of 5.83%, 4.75%, and 6.50%, expected lives of eight years, no expected cash dividends, and volatility factors of 24%.

Changes in total options outstanding for the years ended June 30 are as follows:
                                             Shares    Weighted average
                                             under     exercise price of
                                             option      option shares
                                                       1998
                                            ------------------------

        Outstanding at beginning of year     546,526         $  3.77
        Granted during year                   41,500           12.95
        Exercised during year                (41,053)           3.76
        Five-for-four stock split            139,334
        Forfeited during year                 (1,651)           8.98
                                            ------------------------
        Outstanding at end of year           684,656         $  4.34
                                            ========================

                                                       1999
                                            ------------------------

        Outstanding at beginning of year     684,656         $  4.34
        Granted during year                  132,949           10.73
        Exercised during year                (98,149)           2.85
        Five-for-four stock split            151,905
        Forfeited during year                (23,016)           7.30
                                            ------------------------
        Outstanding at end of year           848,345         $  4.58
                                            ========================

                                                       2000
                                            ------------------------

        Outstanding at beginning of year     848,345         $  4.58
        Granted during year                  122,442            9.49
        Exercised during year               (77,575)            2.19
        Forfeited during year               (28,940)            9.86
                                            ------------------------
        Outstanding at end of year           864,272         $  5.31
                                            ========================

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------
Financial data pertaining to outstanding stock options were as follows:

                                 June 30, 1999
------------------------------------------------------------------------------
                                                                    Weighted
                                              Weighted               average
                                              average               exercise
                                 Weighted     exercise  Number of    price of
                   Number of     average      price of exercisable exercisable
Ranges of exercise  option      remaining      option    option       option
      prices        shares  contractual life   shares    shares       shares
------------------------------------------------------------------------------

 $ 1.26 -  2.20    366,614         3.4         $ 1.45    366,614     $ 1.45
   3.96 -  6.72    277,532         5.6           4.84    240,598       4.77
   7.79 -  8.41     59,375         7.9           7.84      3,906       7.63
   9.90 - 11.90    144,824         9.2          10.66      1,465      10.80
                   --------------------------------------------------------
                   848,345         5.4         $ 4.58    612,583     $ 2.82
                   ========================================================

                                 June 30, 2000
------------------------------------------------------------------------------
                                                                    Weighted
                                              Weighted               average
                                              average               exercise
                                 Weighted     exercise  Number of    price of
                   Number of     average      price of exercisable exercisable
Ranges of exercise  option      remaining      option    option       option
      prices        shares  contractual life   shares    shares       shares
------------------------------------------------------------------------------
 $ 1.26 -  2.20    320,037         2.4         $ 1.45   320,037      $ 1.45
   3.04 -  6.96    256,832         4.7           4.92   243,550        4.84
   7.13 -  7.68     53,019         7.5           7.54    12,345        7.65
   8.19 -  8.48     60,938         9.3           8.23     2,188        8.43
   9.90 - 11.90    173,446         8.5          10.90     4,180       10.54
                   --------------------------------------------------------
                   864,272         5.0         $ 4.82   582,300      $ 3.09
                   ========================================================

(16) Fair Value of Financial Instruments

The fair value estimates presented below are subjective in nature, involve uncertainties and matters of significant judgement and, therefore, are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The Corporation has not included certain material items in its disclosure, such as the value of the long-term relationships with the Corporation's lending and deposit customers since this is an intangible and not a financial instrument. Additionally, the estimates do not include any tax ramifications. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows that could materially affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Corporation.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

The following table presents a summary of the fair value of the Corporation's financial instruments:

                                               At June 30,
                                ---------------------------------------------
                                            1999           2000
                                ---------------------------------------------
                                 Carrying   Estimated   Carrying   Estimated
                                  Value     fair value    value    fair value
                                ---------------------------------------------

  Financial assets:
    Cash and cash equivalents   $ 10,154     10,154      13,360     13,360
    Securities available-for-
      sale                        72,719     72,719      93,444     93,444
    Securities held-to-maturity    1,738      1,699      10,851     10,278
    Loans                        462,361    460,389     544,976    538,991
    Servicing rights                 815        848         899        995

  Financial liabilities:
    Deposit accounts             361,786    361,878     398,507    399,211
    Borrowings                   147,947    147,769     221,443    220,290
    Trust preferred securities        --         --      10,000     10,000

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

Trust Preferred Securities
The fair value is calculated based on the discounted cash flow method, adjusted for market interest rates and terms to maturity.

(17) Contingencies

The Corporation is a defendant in a legal proceeding arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Corporation will not be materially adversely affected by the final outcome of these legal proceedings and that adequate provision has been made in the accompanying consolidated financial statements.

At periodic intervals, the OTS and the Federal Deposit Insurance Corporation routinely examine the Corporation's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Corporation's financial statements be adjusted in accordance with their findings.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

(18) Condensed Financial Information of Cascade Financial Corporation

Following are the condensed financial statements of Cascade Financial Corporation (Parent only) for the period indicated:

                                    Balance Sheet
                                     June 30,
      ------------------------------------------------------------------------
                                                      1999       2000
      ------------------------------------------------------------------------
      Assets:
        Cash                                        $   464         58
        Investment in subsidiary                     35,488     49,321
        Other assets                                     43        956
                                                    ------------------
                                                     35,995     50,335
                                                    ==================
      Liabilities and Stockholders' Equity:
        Other liabilities                                --        380
        Trust preferred securities                       --     10,000
        Stockholders' equity                         35,995     39,955
                                                    ------------------
                                                    $35,995     50,335
                                                    ==================
                             Statement of Operations
                            For the years ended June 30,
      ------------------------------------------------------------------------
                                               1998        1999       2000
      ------------------------------------------------------------------------

      Equity in undistributed net income
        of the subsidiary                    $ 3,786      4,217       4,124
      Operating expenses                        (392)      (171)       (240)
                                             ------------------------------
      Interest expense - Trust preferred
        securities                                --         --        (388)
      Income before Federal income taxes       3,394      4,046       3,496
      Income tax benefit                         131         58         216
                                             ------------------------------
      Net income                             $ 3,525      4,104       3,712
                                             ==============================

                              Statement of Cash Flows
                           For the years ended June 30,
     -------------------------------------------------------------------------
                                               1998        1999       2000
     -------------------------------------------------------------------------
     Cash flows from operating activities:
        Net income                           $ 3,525      4,104       3,712
        Adjustments to reconcile net
         income to net cash (used in)
         operating activities:
          Equity in net income of
           subsidiaries                       (3,786)    (4,217)     (4,124)
          (Increase) decrease in other assets     44        (41)       (913)
          (Decrease) increase in other
           liabilities                            --        (18)        380
                                             ------------------------------
            Net cash used in operating
             activities                         (217)      (172)       (945)
     Cash flows from investing activities:
        Dividends received from subsidiaries     300         --          --

        Investment in subsidiary                  --         --      (9,709)
                                             ------------------------------
            Net cash provided (used) by
             investing activities                300         --      (9,709)
     Cash flows from financing activities:
        Proceeds from issuance of common stock   140        375         248
        Proceeds from Trust preferred offering    --         --      10,000
                                             ------------------------------
            Net cash provided by financing
             activities                          140        375      10,248
                                             ------------------------------
        Net increase (decrease) in cash and
          cash equivalents                       223        203        (406)
                                             ------------------------------
     Cash and cash equivalents:
        Beginning of year                         38        261         464
                                             ------------------------------
        End of year                          $   261        464          58
                                             ==============================

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

(19) Lines of Business

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

Since SFAS No. 131 requires no segmentation or methodology standardization, the organizational structure of the Corporation and the allocated methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, the Corporation's business line performance may not be directly comparable with similar information from other financial institutions.

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------


                                                   Year Ended June 30, 1999
                                                   ------------------------
                                Business    Residential     Con-     Income   Consumer    Admin-   Total
                                --------    -----------     ----     ------   --------    ------   -----
                                                         struction  Property            istration
                                                         ---------  --------            ---------
Condensed Income Statement
 Net interest income after
  provision for loan losses     $  2,813       5,339       1,428     3,554     1,863       825     15,822
 Other income                         31       1,733          --         6       687       380      2,837
 Other expense                     1,476       4,682         529     1,458     3,707       586     12,438
                                -------------------------------------------------------------------------
 Income before income tax          1,368       2,390         899     2,102    (1,157)      619      6,221
 Federal income taxes                465         813         306       716      (393)      210      2,117
                                -------------------------------------------------------------------------
 Net income (loss)              $    903       1,577         593     1,386      (764)      409      4,104
                                =========================================================================

                                                            At June 30, 1999
                                                            ----------------

 Total Assets                   $ 61,676     177,988      35,519   134,959    52,219    94,725    557,086


                                                   Year Ended June 30, 2000
                                                   ------------------------
                                Business    Residential     Con-     Income   Consumer    Admin-   Total
                                --------    -----------     ----     ------   --------    ------   -----
                                                         struction  Property            istration
                                                         ---------  --------            ---------

Condensed Income Statement
 Net interest income after
  provision for loan losses    $   3,984       4,620       2,030     4,592     1,627     1,111     17,964
 Other income                         43         706          --         8     1,135       385      2,277
 Other expense                     1,902       5,524         741     2,228     3,026     1,196     14,617
                                -------------------------------------------------------------------------
 Income before income tax          2,125        (198)      1,289     2,372      (264)      300      5,624
 Federal income taxes                723         (67)        438       806       (90)      102      1,912
                               --------------------------------------------------------------------------
Net income (loss)              $   1,402        (131)        851     1,566      (174)      198      3,712
                               ==========================================================================


                                                             At June 30, 2000
                                                             ----------------

Total Assets                   $  86,298     175,911      56,385   167,041    62,060   128,481    676,176


(20) Selected Quarterly Financial Data (Unaudited)

                                               Quarter Ended
                                 -------------------------------------------
                                 Sept 30,   Dec 31,      Mar 31,    June 30,
                                  1997        1997         1998      1998
                                 -------------------------------------------
  Results of operations
    Interest income             $ 8,388      8,366        8,373       8,789
    Interest expense              5,199      4,971        4,888       5,060
                                -------------------------------------------
    Net interest income           3,189      3,395        3,485       3,729
  Provision for loan losses         102         99           --          45
    Other income                    462        510          735         751
    Other expense                 2,521      2,580        2,708       2,920
                                -------------------------------------------
      Income before income
        taxes                     1,028      1,226        1,512       1,515
  Provision for income taxes        382        453          406         515
                                -------------------------------------------
    Net income                  $   646        773        1,106       1,000
                                ===========================================
    Earnings per share, basic   $  0.12       0.14         0.21        0.19
    Earnings per share, diluted    0.11       0.14         0.18        0.17

                       CASCADE FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------

                                               Quarter Ended
                                 -------------------------------------------
                                 Sept 30,   Dec 31,      Mar 31,    June 30,
                                  1998        1998         1999      1999
                                 -------------------------------------------

  Results of operations
    Interest income             $ 9,020      9,313        9,612      10,260
    Interest expense              5,245      5,395        5,398       5,918
    Net interest income           3,775      3,918        4,214       4,342
  Provision for loan losses         150        150          127          --
    Other income                    536        607        1,148         546
    Other expense                 2,823      2,771        3,211       3,633
                                -------------------------------------------
      Income before income
        taxes                     1,338      1,604        2,024       1,255
  Provision for income taxes        455        545          691         426
                                -------------------------------------------
    Net income                  $   883      1,059        1,333         829
                                ===========================================
    Earnings per share, basic   $  0.16       0.20         0.25        0.15
    Earnings per share, diluted    0.15       0.18         0.22        0.14

                                               Quarter Ended
                                 -------------------------------------------
                                 Sept 30,   Dec 31,      Mar 31,    June 30,
                                  1999        1999         2000      2000
                                 -------------------------------------------
  Results of operations
    Interest income             $ 8,388      8,366        8,373       8,789

  Results of operations
    Interest income             $11,016     12,053       12,386      13,127
    Interest expense              6,339      7,375        7,719       8,414
                                -------------------------------------------
    Net interest income           4,677      4,678        4,667       4,713
  Provision for loan losses         210        140          210         210
    Other income                    486        531          596         663
    Other expense                 3,476      3,533        3,775       3,833
      Income before income
        taxes                     1,477      1,536        1,278       1,333
  Provision for income taxes        501        522          433         456
                                -------------------------------------------
    Net income                  $   976      1,014          845         877
                                ===========================================
    Earnings per share, basic   $  0.18       0.19         0.15        0.16
    Earnings per share, diluted    0.16       0.17         0.14        0.15

Common Stock Information

The common stock of Cascade Financial Corporation is traded on the Nasdaq Stock Market under the symbol "CASB". As of June 30, 2000, there were approximately 1,035 stockholders of record. The following table sets forth market price information for the Corporation's common stock. Prices have been adjusted for stock dividends.

        Fiscal 2000       High    Low     Fiscal 1999      High    Low

        First Quarter  $16.000   9.000    First Quarter  $12.250  10.750
        Second Quarter  13.250  10.000    Second Quarter  12.250   8.375
        Third Quarter   12.000   6.687    Third Quarter   13.500  11.125
        Fourth Quarter   8.500   6.062    Fourth Quarter  14.500  13.000

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

Management Committee
------------------------------------------------------------------------------
Frank M. McCord
Chairman, Chief Executive Officer

C. Fredrick Safstrom
President, Chief Operating Officer

Robert G. Disotell
EVP, Consumer Banking

Steven R. Erickson
EVP, Real Estate Lending

Lars Johnson
EVP, Chief Financial Officer

David R. Little
EVP, Business Banking

Vera E. Wildauer
EVP, Marketing and Operations

Board of Directors [Pictured]
------------------------------------------------------------------------------
Frank M. McCord(1)
Chairman of the Board
Chief Executive Officer
Cascade Bank

David W. Duce(3)
Vice Chairman
Attorney
Duce, Bastian, Peterson, and Zielke

Janice Halladay(3)
Retired
Bank Executive

Dwayne Lane(3)
President
Dwayne Lane Auto Centers

Gary L. Meisner(2)
President
Clearview Management, Inc.

Dennis R. Murphy, Ph.D.(2)
Vice Chairman
Dean-College of Business and Economics
and Professor of Economics
Western Washington University

David R. O'Connor(1)
Co-Owner, Mobile Country Club

Henry M. Robinett(1)(2)
General Partner
Boyden, Robinett & Assoc. L.P.

C. Fredrick Safstrom(1)
President
Chief Operating Officer
Cascade Bank

Paull H. Shin, Ph.D.(3)
Washington State Senator
Retired Professor of History

Ronald E.Thompson(1)(2)
President
Windermere Commercial and Property Management

G. Brandt Westover(1)
Vice President
Paine Webber, Inc.

(1)   Member of the Executive Committee
(2)   Member of the Audit and Finance Committee
(3)   Member of the Compensation and Personnel Committee

                              Info
                               38

The annual Stockholders' Meeting of Cascade Financial Corporation will be at 10:00 a.m., Saturday, October 21, 2000 at Cascade Bank, 2828 Colby Avenue, Everett, Washington.

Stockholders interested in receiving quarterly earnings releases should call our shareholder services office at (425) 339-5500 or (800) 326-8787.

A copy of the Form 10-K filed with the Securities and Exchange Commission will be furnished to stockholders upon written request to the Secretary, Cascade Financial Corporation, 2828 Colby Avenue, Everett WA 98201. You may also contact us through our web site: www.cascadebank.com. Form 10-K information is also available through the Securities and Exchange Commission's web site: www.sec.gov/edaux/searches.htm.

Stock Transfer Agent
Chase Mellon
Shareholder Services
50 California Street, 10th Floor
San Francisco, California  94111

Auditors
KPMG LLP
3100 Two Union Square
601 Union Street
Seattle, Washington 98101-2327

Legal Counsel
Anderson Hunter, PS
2707 Colby Avenue, Suite 1001
Everett, Washington  98201

Special Counsel
Breyer & Associates PC
1100 New York Ave NW #700
Washington, D.C.  20005

Everett/Main Office
2828 Colby Avenue
Everett, Washington
(425) 339-5500

Everett/Broadway Office
2602 Broadway
Everett, Washington
(425) 259-1243

Everett/Evergreen Way Office
6920 Evergreen Way
Everett, Washington
(425) 353-1243

Bellevue Office
200 108th NE, Bellevue
Washington
(425) 455-2300

Clearview Office
17512 SR 9 SE
Snohomish, Washington
(360) 668-1243

Harbour Pointe in QFC
11700 Mukilteo Speedway
Mukilteo, Washington
(425) 290-7767

Issaquah Office
305 Front Street N
Issaquah, Washington
(425) 391-5500

Lake Stevens in Haggen Food & Pharmacy
8915 Market Place
Everett, Washington
(425) 334-0507

Lynnwood Office
19419 Highway 99
Lynnwood, Washington
(425) 775-6666

Marysville Office
815 State Avenue
Marysville, Washington
(360) 659-7614

Marysville in Haggen Food & Pharmacy
3711 88th Street NE
Marysville, Washington
(360) 659-7619

Mount Vernon Office
1725 Continental Place, Suite C
Mount Vernon, Washington
(360) 424-4655

Smokey Point in Safeway
3532 172nd Street NE
Arlington, Washington
(360) 653-1900

Woodinville in TOP Food & Drug
17641 Garden Way NE
Woodinville, Washington
(425) 481-0820

                               Cascade Financial [Logo]
                               Corporation

                                  Exhibit 21

                      Subsidiaries of the Registrant

Parent
------

Cascade Financial Corporation

                                     Percentage         Jurisdiction or
Subsidiaries (a)                    of Ownership    State of Incorporation
----------------                    ------------    ----------------------

Cascade Bank                            100%              United States
Cascade Capital Trust I                 100%              Delaware
Cascade Investment Services, Inc. (b)   100%              Washington

--------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b)  Wholly-owned subsidiary of Cascade Bank.

                              Exhibit 23

                   Consent of Independent Auditors

                             [Letterhead of KPMG LLP]

                        Consent of Independent Auditors

The Board of Directors
Cascade Financial Corporation and subsidiaries:

We consent to incorporation by reference in the registration statements No. 33-94456 and 333-32272 on Form S-8 of Cascade Financial Corporation of our report dated August 4, 2000 relating to the consolidated balance sheets of Cascade Financial Corporation and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2000, which report is incorporated by reference into Cascade Financial Corporation's 2000 Annual Report on Form 10-K from Cascade Financial Corporation's 2000 Annual Report to Stockholders.

                                      /s/KPMG LLP

Seattle, Washington
September 26, 2000

                                   Exhibit 27
                             Financial Data Schedule

     This schedule contains financial information extracted from the consolidated financial statements of Cascade Financial Corporation for the year ended June 30, 2000 and is qualified in its entirety by reference to such financial statements.

               Financial Data
                As of or for
                 year ended
Item Number    June 30, 2000    Item Description
-----------    -------------    ----------------
             ($ in thousands)
9-03 (1)         13,277         Cash and due from Banks
9-03 (2)             83         Interest-bearing deposits
9-03 (3)            ___         Federal funds sold - purchased securities for
                                  resale
9-03 (4)            ___         Trading account assets
9-03 (6)         93,444         Investment and mortgage backed securities held
                                  for sale
9-03 (6)         10,851         Investment and mortgage backed securities held
                                  to maturity - carrying value
9-03 (6)          1,699         Investment and mortgage backed securities held
                                  to maturity - market value
9-03 (7)        539,972         Loans, net
9-03 (7)(2)       5,004         Allowance for losses
9-03 (11)       676,176         Total assets
9-03 (12)       398,507         Deposits
9-03 (13)        74,051         Short-term borrowings
9-03 (15)         8,970         Other liabilities
9-03 (16)        73,896         Long-term debt
9-03 (19)           ___         Preferred stock - mandatory redemption
9-03 (20)           ___         Preferred stock - no mandatory redemption
9-03 (21)            55         Common stocks
9-03 (22)        37,201         Other stockholders' equity
9-03 (23)       676,176         Total liabilities and stockholders' equity
9-04 (1)         43,155         Interest and fees on loans
9-04 (2)          5,234         Interest and dividends on investments
9-04 (4)            193         Other interest income
9-04 (5)         48,582         Total interest income
9-04 (6)         19,801         Interest on deposits
9-04 (9)         29,847         Total interest expense
9-04 (10)        18,735         Net interest income
9-04 (11)           770         Provision for loan losses
9-04 (13)(h)        ___         Investment securities gains/(losses)
9-04 (14)        14,617         Other expenses
9-04 (15)         5,624         Income/loss before income tax
9-04 (17)         3,712         Income/loss before extraordinary items
9-04 (18)           ___         Exraordinary items, less tax
9-04 (19)           ___         Cumulative change in accounting principles
9-04 (20)         3,712         Net income or loss
9-04 (21)           0.68        Earnings per share - primary
9-04 (21)           0.63        Earnings per share - fully diluted
I.B. 5              7.83        Net yield - interest earning assets - actual
III.C.1. (a)        573         Loans on non-accrual
III.C.1. (b)        ___         Accruing loans past due 90 days or more
III.C.2. (c)        ___         Troubled debt restructuring
III.C.2           4,784         Potential problem loans
IV.A.1            4,254         Allowance for loan loss - beginning of period
IV.A.2              146         Total chargeoffs
IV.A.3              126         Total recoveries
IV.A.4            5,004         Allowance for loan loss - end of period
IV.B.1              ___         Loan loss allowance allocated to domestic
                                  loans
IV.B.2              ___         Loan loss allowance allocated to foreign loans
IV.B.3            5,004         Loan loss allowance - unallocated