Form 10-Q
period 2000-09-30
CASCADE FINANCIAL CORP
filed 2000-11-15
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                         ------------------------

                                   10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                                         ------------------

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ____________TO____________

     Commission file number 0-25286


                           CASCADE FINANCIAL CORPORATION
               -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

                       Delaware                            91-1661954
            ------------------------------            -------------------
           (State or other jurisdiction of              (IRS Employer
            incorporation or organization)            Identification No.)


                   2828 Colby Avenue
                  Everett, Washington                          98201
        ---------------------------------------              ----------
       (Address of principal executive offices)              (Zip Code)


                                    (425) 339-5500
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X        No
                                                   -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                 Outstanding as of September 30, 2000
                 -----                 ------------------------------------

      Common Stock ($.01 par value)                 5,550,929

                       CASCADE FINANCIAL CORPORATION

                                FORM 10-Q
                 for the Quarter Ended September 30, 2000

                             ---------------

                                  INDEX


PART I - Financial Information:

   Item 1 - Financial Statements:

      - Condensed Consolidated Balance Sheets                                3

      - Condensed Consolidated Statements of Operations                      4

      - Consolidated Statements of Comprehensive Income                      5

      - Condensed Consolidated Statements of Cash Flows                      6

      - Notes to Consolidated Financial Statements                           8

   Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                    9

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk      15


PART II - Other Information                                                 16

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                       September 30,   June 30,
ASSETS                                                     2000          2000
------                                                 ------------    --------
                                                       (unaudited)
Cash on hand and in banks                               $   14,809      13,277
Interest-earning deposits in other institutions              2,491          83
Securities available for sale                              120,782      93,444
Loans available for sale, net                                1,878       4,236
Securities held to maturity (market value of
     $10,236 and $10,278)                                   10,655      10,851
Loans, net                                                 543,897     535,736

Premises and equipment, at cost, net                         8,895       9,132
Accrued interest receivable and other assets                 9,018       8,940
Deferred Federal income taxes                                  172         477
                                                        ----------     -------
   TOTAL ASSETS                                         $  712,597     676,176
                                                        ==========     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                $  404,744     398,507
Federal Home Loan Bank advances                            220,204     215,656
Securities sold under agreements to repurchase              31,060       5,787
Advance payments by borrowers for taxes and insurance        2,258       1,960
Accrued expenses and other liabilities                       5,736       7,010
                                                        ----------     -------
     TOTAL LIABILITIES                                     664,002     628,920

Trust preferred securities                                  10,000      10,000

Preferred stock, $.01 par value, 500,000 shares
   authorized; no shares issued or outstanding                   -           -
Common stock, $.01 par value, 8,000,000 shares authorized;
   5,550,929 and 5,531,877 shares issued and outstanding        56          55
Additional paid-in capital                                   5,101       5,038
Treasury Stock, 491 shares at cost                            (343)          -
Retained earnings, substantially restricted                 35,888      34,862
Cumulative other comprehensive income, net                  (2,107)     (2,699)
                                                        ----------     -------
   TOTAL STOCKHOLDERS' EQUITY                               38,595      37,256
                                                        ----------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  712,597     676,176
                                                        ==========     =======

                  See notes to consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                               (unaudited)

                                                      Three months ended
                                                September 30,     September 30,
                                                    2000                1999
                                                -------------     -------------
Interest income:
   Loans                                          $   11,822           9,828
   Securities held-to-maturity                           193              20
   Securities available for sale                       1,547             990
   FHLB stock dividends                                  180             144
   Interest-earning deposits                              98              34
                                                  ----------       ---------
      Total interest income                           13,840          11,016

Interest expense:
   Deposits                                            5,196           4,210
   Borrowings                                          3,702           2,129
   Trust preferred securities                            297               -
                                                  ----------       ---------
      Total interest expense                           9,195           6,339

Net interest income                                    4,645           4,677
   Provision for loan losses                             210             210
                                                  ----------       ---------
Net interest income after provision for loan losses    4,435           4,467

Other income:
   Gain on sale of loans                                  54             123
   Service charges                                       418             315
   Other                                                  44              48
                                                  ----------       ---------
      Total other income                                 516             486

Other expenses:
   Salaries and employee benefits                      1,794           1,909
   Occupancy                                             737             696
   Federal deposit insurance premiums                     22              52
   Marketing                                             119             117
   Data processing                                        69              89
   Other                                                 652             613
                                                  ----------       ---------
      Total other expenses                             3,393           3,476

      Income before income taxes                       1,558           1,477
   Federal income taxes                                  530             501
                                                  ----------       ---------

      Net income                                  $    1,028             976
                                                  ==========       =========


Earnings per share, basic                         $     0.19            0.18
Earnings per share, diluted                             0.18            0.16
Weighted average number of shares outstanding:
   Basic                                           5,538,817       5,469,671
   Diluted                                         5,836,224       5,959,798

                 See notes to consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (dollars in thousands)
                                 (unaudited)

                                                Three months ended Sepember 30,
                                                        2000        1999
                                                -------------------------------
Net Income                                            $1,028         976
Increase (decrease) in unrealized
   Gains (losses) on securities
   available for sale, net of tax
   of $(27) and $305.                                    592         (52)
                                                      ------         ----

Comprehensive Income                                  $1,620          924
                                                      ------         ----

                          CASCADE FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars in thousands, unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                          2000           1999
                                                          -------------------
Cash flows from operating activities:
   Net income                                           $    1,028         976
                                                        ----------     -------
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization of premises
       and equipment                                           347         337
      Amortization of retained servicing rights                 64          61
      Provision for losses on loans                            210         210
      Additions to mortgage servicing rights                   (21)        (56)
      Deferred loan fees, net of amortization                  157         175
      Net change in loans available for sale                 2,359      13,337
      Federal Home Loan Bank stock dividend received          (179)       (144)
      Net change in accrued interest receivable and
       other assets over principal and interest payable
       on loans serviced for others and accrued expenses
       and other liabilities                                (1,268)     (4,703)
                                                        ----------     -------

         Net cash provided by operating activities           2,697      10,193

Cash flows from investing activities:
   Loans originated, net of principal repayments            (8,764)    (58,331)
   Principal repayments on securities held-to maturity         196         292
   Principal repayments on securities available-for-sale     1,132       1,905
   Purchases of securities available for sale              (27,284)     (1,642)
   Purchases of premises and equipment                        (110)       (373)
                                                        ----------     -------
      Net cash used in investing activities                (34,830)    (58,149)

Subtotal, carried forward                                  (32,133)    (47,956)
                                                        ----------     -------


                  See notes to consolidated financial statements

                      CASCADE FINANCIAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (dollars in thousands, unaudited)

                                                         Three Months Ended
                                                             September 30,
                                                          2000           1999
                                                         ------         ------
Subtotal, brought forward                                $ (32,133)    (47,956)
                                                         ---------     -------

Cash flows from financing activities:
   Proceeds from issuance of common stock                       60          40
   Repurchase of common stock                                 (343)          -
   Net increase (decrease) in deposits                       6,237      (2,146)
   Net increase in Federal Home Loan Bank advances           4,548      35,240
   Net increase in securities sold under
        agreements to repurchase                            25,273      15,745
   Net increase in advance payments by borrowers
        for taxes and insurance                                298         444
                                                         ---------     -------
      Net cash provided by financing activities             36,073      49,323
                                                         ---------     -------

    Net increase in cash and cash equivalents                3,940       1,367
Cash and cash equivalents at beginning of period            13,360      10,153
                                                          --------     -------

Cash and cash equivalents at end of period               $  17,300      11,520
                                                         =========     =======

Supplemental disclosures of cash flow information-
        cash paid during the period for:
   Interest                                              $   8,716       6,156
   Federal income taxes                                        450         500
                                                         ---------     -------

Supplemental schedule of noncash investing activities:
   Mortgage loans securitized into mortgage backed
        securities and held-for-trading and sold                 -       1,407
   Net mortgage loans transferred to real estate owned         236           -


                 See notes to consolidated financial statements.

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                   (unaudited)

1.   PRESENTATION OF FINANCIAL INFORMATION

     The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of the Corporation, its sub-sidiaries, Cascade Bank (the "Bank") and Cascade Capital Trust I (the "Trust"), and the Bank's subsidiary, Cascade Financial Investment Services, Inc. All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting

     Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 2000, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's 2000 Annual Report on Form 10-K.

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

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which makes minor modifications to SFAS 133. SFAS No. 138 was adopted on July 1, 2000, and did not have a material effect on the financial statements.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination Interpretation No. 44 was adopted on July 1, 2000 and such did not have a material impact on the Corporation's consolidated financial statements.


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

SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated (dollars in thousands):

                                                             At or for the
                                                           three months ended
                                                              September 30,
                                                            2000        1999
                                                           ------       -----
Return on average assets                                     0.60  %     0.71
Return on average stockholders' equity                      11.09       11.29
Average stockholders' equity to assets                       7.00        6.94
General and administrative expenses to average assets        1.99        2.55
Efficiency ratio                                            65.66       67.33
Average interest-bearing assets to average
    interest-bearing liabilities                           104.21      105.87

CHANGES IN FINANCIAL CONDITION

     Total assets increased 5.4% to $712.6 million at September 30, 2000, compared with $676.2 million at June 30, 2000. Loans, net increased 1.5% or by $8.2 million to $543.9 million. Deposits increased by $6.2 million to $404.8 million. The bulk of the growth in assets was funded by an increase in wholesale liabilities. FHLB-Seattle advances grew by $4.5 million and securities sold under agreements to repurchase increased $25.3 million. Asset growth was smaller than it has been in the recent past as the growth in our loan portfolios has slowed.

ASSET QUALITY

     Nonperforming loans totaled $1.4 million and $573,000 at September 30, 2000 and June 30, 2000, respectively. Of the 15 non-performing loans, six were commercial representing $438,000; six were residential for $295,000; and three were consumer for 424,000. During the September 30, 2000 quarter loan charge-offs equaled $32,000, while recoveries were $11,000. Assets classified as substandard totaled $5.9 million and $4.8 million respectively at September 30, 2000 and June 30, 2000. No loans were classified as "doubtful" in either period.

                                                  At September 30,  At June 30,
                                                        2000           2000
                                                  ----------------  -----------
Non-performing loans to total assets                     .20%           .08
Non-performing loans to total loans outstanding	         .26            .11
Non-performing assets to total assets                    .29            .08
Allowance for loan losses to non-performing loans     371.43         454.50
Allowance for loan losses to total loans outstanding     .94            .89

                               RESULTS OF OPERATIONS

          Comparison of the Three months Ended September 30, 2000 and 1999

GENERAL

     Net income for the three months ended September 30, 2000 increased 5.3% to $1,028,000, compared with $976,000 in 1999. The principal reason for the increase in the three months earnings was an increase of $30,000 in non-interest income and a decrease of $83,000 in non-interest expense which was offset by a decrease of $32,000 in net interest income.

NET INTEREST INCOME

      Net interest income was essentially unchanged at $4.65 million for the three months ended September 30, 2000, compared to $4.68 million in the quarter ended September 30, 1999. The Bank's net interest margin decreased 57 basis points for quarter ended September 30, 2000, to 2.81%, as compared to 3.38% for the quarter ended September 30, 1999. Average interest earning assets increased $109.0 million to $663.6 million for the quarter ended September 30, 2000 as compared to $554.6 to the quarter ended September 30, 1999. Average loans outstanding increased 20% or $91.0 million from $452.4 million to $543.4 million and average securities held increased $33.0 million from $76.1 million to $109.1 million during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The yield on earning assets was 8.31% for the quarter ended September 30, 2000, compared to 7.91% for the quarter ended September 30, 1999. The cost of funds increased 95 basis points to 5.74% for the quarter ended September 30, 2000. This increase in the cost of funds was the primary factor leading to the decrease in net interest margin.

     The Bank is focusing on adding commercial businesses, nonconforming one-to -four family loans, home equity lines of credit, and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial considerations that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for the Bank and can be underwritten to ensure low losses, absent unforeseen changes in local or national economic conditions. Additionally, these loan types typically have less refinance activity than conforming loans, which should help to lower the Bank's overall origination and servicing costs in the future. Commercial business loans outstanding increased by $3.7 million since June 30, 2000.
These loans represented 15.7% of total outstanding loans at September 30, 2000, compared to 15.3% at June 30, 2000.

                                                     At or for the
                                                  three months ended
                                                     September 30,
                                                   2000         1999
                                                --------     --------
                                               (dollars in thousands)
Average interest earning assets                 $663,536     554,553
Average interest bearing liabilities             636,655     524,587
Yield on interest earning  assets                   8.31%       7.91%
Cost of interest bearing liabilities                5.74%       4.79%
Net interest spread                                 2.57%       3.12%
Net interest margin                                 2.81%       3.38%

PROVISION FOR LOAN LOSSES

     The Bank's provision for loan losses was unchanged at $210,000 for the three months ended September 30, 2000 and 1999. At September 30, 2000 and June 30, 2000, the Bank's loan loss allowance totaled $5.2 million and $5.0 million, respectively. The loan loss allowance as a percent of net loans outstanding was 0.94% and 0.92% respectively for those periods. Non-performing loans, (loans on non-accrual and ninety days past due) increased to $1.4 million at September 30, 2000, as compared to $573,000 at June 30, 2000. Substandard loans were $5.9 million and $4.8 million at September 30, 2000 and June 30, 2000, respectively. The provision for loan losses was 371% of non-performing loans as of September 30, 2000.

     The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions and other factors. Management intends to grow the commercial, nonconforming residential mortgage, construction and income property portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans carefully to maintain credit quality and adequate reserve levels.

NON-INTEREST INCOME

     Other income increased 6% or $30,000 during the quarter ended September 30, 2000 to $516,000. This increase was the result of an increase in service fees of $103,000 which was partially offset by a decrease in gains from the sales of loans of $69,000. The gain on the sale of loans decreased since the Corporation reduced its involvement in mortgage banking when it restructured its real estate lending operations in May 2000.

NON-INTEREST EXPENSE

     Other expenses decreased by 2.4% or $83,000 to $3.4 million for the three months ended September 30, 2000. This decrease is due primarily to decrease in salaries and employee benefits of $115,000. The majority of those savings comes from the restructuring of real estate lending. Management is reviewing all business units to reduce expenses during the next several quarters.






SEGMENT RESULTS

                                                           For the three months ended
                                                               September 30, 2000

                                                                        Income               Administration/
                               Business   Residential   Construction   Property   Consumer       Treasury        Total
                               ---------------------------------------------------------------------------------------
                                                                  (In thousands)
Condensed Income Statement
 Net Interest after
 Provision for loan losses     $1,082        1,104           546          978        442            283          4,435
Other Income                        9          119             -            -        321             67            516
Direct Expense                    256          402            48           19        597            113          1,435
Allocated Overhead                224          545           179          530        201            279          1,958
                               ---------------------------------------------------------------------------------------
Income before Income Tax          611          276           319          429        (35)           (42)         1,558
 Federal Income Taxes             208           94           108          146        (12)           (14)           530
                               ---------------------------------------------------------------------------------------
Net Income                        403          182           211          283        (23)           (28)         1,028
                               ---------------------------------------------------------------------------------------

                                                           For the three months ended
                                                               September 30, 1999

                                                                        Income               Administration/
                               Business   Residential   Construction   Property   Consumer       Treasury        Total
                               ---------------------------------------------------------------------------------------
                                                                  (In thousands)
Condensed Income Statement
 Net Interest after
 Provision for loan losses     $  908        1,327           375        1,109        480            268          4,467
Other Income                        8          111            28           22        234             83            486
Direct Expense                    223          807            40          120        471             78          1,739
Allocated Overhead                178          605           158          388        141            267          1,737
                               ---------------------------------------------------------------------------------------
Income before Income Tax          515           26           205          623        102              6          1,477
 Federal Income Taxes             175            9            70          212         35              1            501
                               ---------------------------------------------------------------------------------------
Net Income                        340           17           135          411         67              5            976
                               ---------------------------------------------------------------------------------------

LIQUIDITY AND SOURCES OF FUNDS

     The Bank maintains liquidity balances in FHLB deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average (unpledged) liquid assets of $79.0 million in September 2000, which was in excess of the required liquidity level of $56.5 million.

     Loan commitments outstanding at September 30, 2000, were $21.7 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $2.2 million at September 30, 2000.

     At September 30, 2000, the Bank had an unused line of credit from the FHLB-Seattle of $29.2 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to $249.4 million. The Bank also had $31.1 million of reverse repurchase agreements outstanding, an increase of $25.3 million from June 30, 2000.

CAPITAL RESOURCES

     March 1, 2000 Cascade Capital Trust I issued ten million par value Trust Preferred Securities. These securities are considered core capital for the purposes of regulatory capital requirements. Cascade Capital Trust I, a wholly owned subsidiary of the Corporation, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation

     The Bank is in full compliance with all capital requirements established by the OTS at September 30, 2000. Cascade's regulatory capital, capital requirements, and related excess capital amounts as of September 30, 2000 are presented in the following table:


     Core capital                    Amount     Percentage
     ------------                   --------    ----------
                                 (In thousands)
     Tier 1 (Core) capital           $49,686       6.97%
     Less:  Minimum requirement       28,421       4.00
                                     -------       -----
     Excess                          $21,265       2.97%
                                     =======       =====


     Risk-based capital              Amount     Percentage
     ------------------             --------    ----------
                                 (In thousands)
     Risk-based capital              $54,345       11.41%
     Less: Minimum requirement(1)     38,359        8.00
                                     -------       ------
     Excess                          $15,986        3.41%
                                     =======       ======
     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The OTS has advised the Corporation that at September 30, 2000, Cascade Bank is a "well capitalized" institution.

     On November 2, 1999, the Federal Deposit Insurance Corporation (FDIC) published a notice indicating it is recommending higher capital requirements for insured banks and savings associations engaged in subprime lending. In the release, the FDIC does not define subprime loans as all loans underwritten using non-conventional credit standards. Loans with a community development purpose are not considered subprime loans. Affordable housing loans, for example, often are underwritten using non-conventional underwriting standards, but are done in a safe and sound manner. Subprime loans are, in contrast, often made without regard to the underlying credit risk of the borrower, but are made based on the underlying collateral only. At this time it is impossible to assess the impact of this proposal in its current form.


      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        ASSET/LIABILITY MANAGEMENT

     Cascade, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities reprice on different terms than its interest-earning assets. During periods of interest rate declines this position has a generally favorable impact on net interest income, while increases in interest rates have a generally adverse impact on net interest income. The recent increase in short term rates has exerted downward pressure on our net interest margin.

     To reduce its interest rate exposure, Cascade has sought to migrate its loan mix toward prime based business and construction loans. Cascade sells the vast majority of all new 15 and 30 year fixed rate loans. Cascade's residential portfolio primarily consists of mortgages with initial fixed rate periods of three or five years that then convert to one year adjustable rate mortgages. The growth in Cascade's investment portfolio has been generally limited to adjustable rate asset backed securities; collateralized mortgage obligations (CMOs) that float with 1 month LIBOR; CMOs that have short expected lives; and longer dated trust preferred securities to offset the interest risk associated with Cascade's issuance of trust securities.

     Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term FHLB-Seattle advances. During the quarter, Cascade extended the maturity of its advances portfolio by converting approximately $45 million in short term advances into fixed rate advances with effective maturities ranging from two to five years. Cascade has used interest rate swap and interest rate cap agreements to effectively extend the repricing of short-term deposit accounts.

     Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Cascade uses mark to market reports provided by the OTS and others to measure the impact of changes in rates on the fair value of its balance sheet in rate shock scenarios. In management's opinion there has been no material change in the interest rate exposure since the most recent year end at June 30, 2000.

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

                                               CASCADE FINANCIAL CORPORATION


November 14, 2000                                /s/  Lars H. Johnson
                                                 ------------------------------
                                                 By:  Lars H. Johnson,
                                                      Executive Vice President
                                                      (Chief Financial Officer)