Form 10-Q
period 2000-12-31
CASCADE FINANCIAL CORP
filed 2001-02-14
CIK 928911

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                  FORM 10-Q

                                 (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2000
                                                         -----------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM             TO
                                                    ------------   -----------

                         Commission file number 0-25286
                                                -------


                          CASCADE FINANCIAL CORPORATION
                          -----------------------------

             (Exact name of registrant as specified in its charter)

                       Delaware                         91-1661954
           ------------------------------          -------------------
          (State or other jurisdiction of            (IRS Employer
            incorporation or organization)         Identification No.)


                  2828 Colby Avenue
                  Everett, Washington                      98201
         --------------------------------------          ---------
        (Address of principal executive offices)        (Zip Code)


                                (425) 339-5500
             ---------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X     No
                                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding as of December 31, 2000
     -----------------------------       -----------------------------------
     Common Stock ($.01 par value)                       5,590,638

                          CASCADE FINANCIAL CORPORATION

                                    FORM 10-Q
                     for the Quarter Ended December 31, 2000



                                     INDEX
                                     -----

PART I - Financial Information:

     Item 1 - Financial Statements:

          - Condensed Consolidated Balance Sheets                            3

          - Condensed Consolidated Statements of Operations                  4

          - Consolidated Statements of Comprehensive Income                  5

          - Condensed Consolidated Statements of Cash Flows                  6

          - Notes to Consolidated Financial Statements                       8

     Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk    16


PART II - Other Information                                                 17

                          PART I -- FINANCIAL INFORMATION

                   CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)
                                     (unaudited)

                                                     December 31,     June 30,
ASSETS                                                   2000           2000
                                                     ------------     --------
Cash on hand and in banks                            $   9,733          13,277
Interest-earning deposits in other institutions         10,527              83
Securities available for sale                          118,702          93,444
Loans available for sale, net                            3,201           4,236
Securities held to maturity (market value
     of $9,992 and $10,278)                             10,199          10,851
Loans, net                                             545,521         535,736
Premises and equipment, at cost, net                     8,867           9,132
Accrued interest receivable and other assets             9,379           8,940
Deferred Federal income taxes                                -             477
                                                      --------         -------
     TOTAL ASSETS                                    $ 716,129         676,176
                                                      ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $ 395,976         398,507
Federal Home Loan Bank advances                        222,977         215,656

Securities sold under agreements to repurchase          37,265           5,787
Advance payments by borrowers for taxes and insurance    1,720           1,960
Accrued expenses and other liabilities                   6,321           7,010
Deferred Federal income tax                                630               -
                                                      --------         -------
     TOTAL LIABILITIES                                 664,889         628,920

Trust preferred securities                              10,000          10,000

Preferred stock, $.01 par value, 500,000 shares
  authorized; no shares issued or outstanding                -               -
Common stock, $.01 par value, 8,000,000 shares
  authorized;5,590,638 and 5,531,877 shares issued
  and outstanding                                           56              55
Additional paid-in capital                               5,247           5,038
Treasury Stock, 83,269 shares at cost                     (584)              -
Retained earnings, substantially restricted             36,958          34,862
Cumulative other comprehensive income, net                (437)         (2,699)
                                                      --------         -------
     TOTAL STOCKHOLDERS' EQUITY                         41,240          37,256
                                                      --------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 716,129         676,176
                                                      ========         =======

                 See notes to consolidated financial statements

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share amounts)
                                    (unaudited)

                                     Three Months Ended       Six Months Ended
                                         December 31,            December 31,
                                     2000          1999       2000        1999
                                     ------------------       ----------------
Interest income:
 Loans                            $   11,884     10,803      23,706     20,631
 Securities held-to-maturity             189         19         382         39
 Securities available for sale         2,070      1,019       3,617      2,010
 FHLB stock dividends                    193        166         373        310
 Interest-earning deposits               103         46         201         80
                                     -------     ------      ------     ------

        Total interest income         14,439     12,053      28,279     23,070
Interest expense:
 Deposits                              5,305      5,087      10,501      9,297
 Borrowings                            4,123      2,288       7,825      4,417
 Trust Preferred Securities              297          -         593          -
                                     -------     ------      ------     ------
      Total interest expense           9,725      7,375      18,919     13,714

Net interest income                    4,714      4,678       9,360      9,356
 Provision for loan losses               210        140         420        350
                                     -------     ------      ------     ------
Net interest income after
 provision for loan losses             4,504      4,538       8,940      9,006

Other income:
 Gain on sale of loans                    54        150         107        272
 Service charges                         436        325         854        640
 Gain on sale of securities
   available-for-sale                     76          -          76          -
 Gain on sale of real estate owned        10          -          10          -
 Other                                    47         56          91        104
                                     -------     ------      ------     ------
      Total other income                 623        531       1,138      1,016

Other expenses:
 Salaries and employee benefits        1,829      1,922       3,623      3,831
 Occupancy                               716        729       1,453      1,425
 Marketing                               154        120         273        237
 Data processing                          76         61         146        150
 Other                                   730        701       1,402      1,366
                                     -------     ------      ------     ------
      Total other expenses             3,505      3,533       6,897      7,009

      Income before income taxes       1,622      1,536       3,181      3,013
 Federal income taxes                    551        522       1,082      1,023
                                     -------     ------      ------     ------

      Net income                  $    1,071      1,014       2,099      1,990
                                     =======     ======      ======     ======

Earnings per share, basic         $     0.19       0.19        0.38       0.36
Earnings per share, diluted             0.18       0.17        0.36       0.33
Weighted average number of shares
  outstanding:
  Basic                            5,498,307  5,479,406   5,513,938  5,472,582
  Diluted                          5,815,461  5,952,367   5,828,635  5,953,597

                See notes to consolidated financial statements

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)

                                      Three months ended      Six months ended
                                         December 31,            December 31,
                                       2000       1999          2000      1999
                                      ------------------      ----------------
Net Income                           $  1,071   $ 1,014      $ 2,099   $ 1,990
Increase (decrease) in unrealized
   gains (losses) on securities
   available for sale, net of tax
   of $860 and $(270) for the
   three months ended December 31,
   and $1,057 and $(297) for the
   six months ended December 31.        1,670      (524)       2,262      (576)
                                      -------    ------       ------    ------
Comprehensive Income                 $  2,741   $   490      $ 4,361   $ 1,414
                                      -------    ------       ------    ------

                         CASCADE FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)

                                                              Six Months Ended
                                                                December 31,
                                                              2000        1999
                                                              ----        ----
Cash flows from operating activities:
 Net income                                               $  2,099       1,990
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation and amortization of premises
      and equipment                                            698         698
     Amortization of retained servicing rights                 130         126
     Provision for losses on loans                             420         350
     Provision for losses on mortgage servicing rights           -         (33)
     Additions to mortgage servicing rights                    (24)       (165)
     Deferred loan fees, net of amortization                   215         274
     Net decrease in loans available for sale                1,035      15,672
     Net gain on sales of securities available for sale        (76)          -
     Federal Home Loan Bank stock dividend received           (373)        310)
     Deferred federal income taxes                              49           -
     Net change in accrued interest receivable and other
      assets over accrued expenses and other liabilities    (1,004)     (6,476)
                                                           -------      ------
        Net cash provided by operating activities            3,169      12,126
                                                           -------      ------

Cash flows from investing activities:
 Loans originated, net of principal repayments             (10,654)    (72,726)
 Purchases of mortgage-backed securities held-to-maturity        -      (6,820)
 Principal repayments on securities held-to maturity           652         418
 Principal repayments on securities available-for-sale       3,091       2,884
 Purchases of securities available for sale                (45,631)     (1,642)
 Proceeds from sales of securities available for sale       21,052           -
 Purchases of premises and equipment                          (433)       (675)
                                                           -------      ------
     Net cash provided by (used in) investing activities   (31,923)    (78,561)
                                                           -------      ------
Subtotal, carried forward                                  (28,754)    (66,435)
                                                           -------      ------










See notes to consolidated financial statements

                         CASCADE FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)

                                                              Six Months Ended
                                                                 December 31,
                                                              2000        1999
                                                              ----        ----
Subtotal, brought forward                                 $(28,754)    (66,435)

Cash flows from financing activities:
 Proceeds from issuance of common stock                        210          78
 Purchase of treasury stock                                   (584)          -
 Net (decrease) increase in deposits                        (2,531)     77,149
 Net increase (decrease) in Federal Home Loan
   Bank advances                                             7,321     (11,387)
 Net increase in securities sold under agreements
   to repurchase                                            31,478         233
Net (decrease) in advance payments by borrowers for
   taxes and insurance                                        (240)       (885)
                                                           -------     -------
      Net cash provided by financing activities             35,654      65,188
                                                           -------     -------

 Net increase (decrease) in cash and cash equivalents        6,900      (1,247)
Cash and cash equivalents at beginning of period            13,360      10,154
                                                           -------      ------

Cash and cash equivalents at end of period                $ 20,260       8,907
                                                           =======      ======

Supplemental disclosures of cash flow information-cash
   paid during the period for:
 Interest                                                 $ 17,674      13,772
 Federal income taxes                                          825         600
                                                           -------     -------

Supplemental schedule of noncash investing activities:
 Mortgage loans securitized into mortgage backed
   securities and held-for-trading and sold                      -       1,407
 Net mortgage loans transferred to real estate owned           234         431



















See notes to consolidated financial statements.

                     CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 2000
                                     (unaudited)

1.  Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of the Corporation, its subsidiaries, Cascade Bank (the "Bank") and Cascade Capital Trust I (the "Trust"), and the Bank's subsidiary, Cascade Financial Investment Services,Inc. All significant intercompany balances have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting.

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

    Periodically there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporation's and the Bank's business. In the opinion of management, no significant loss is expected from any of such pending lawsuits

3.  Recently Issued Accounting Standards

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 with interim reporting required. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133, which makes minor modifications to SFAS 133. SFAS No. 138 was adopted on July 1, 2000, and did not have a material effect on the Corporation's financial statements.

    The SEC issued Staff Accounting Bulletin No. 101B (SAB 101B). SAB 101B delays the effective date of Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," to the fourth quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance for revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Corporation anticipates that such adoptions will not have a material impact on the Corporation's consolidated financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 was adopted on July 1, 2000 and such adoption did not have a material impact on the Corporation's consolidated financial statements.

    SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Corporation is not expected to materially affect the results of operations or financial condition of the Corporation.


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

Selected Financial Data

    The following table sets forth certain selected financial data concerning the Corporation at or for the periods indicated:

                                             At or for the       At or for the
                                          three months ended   six months ended
                                             December 31,         December 31,
                                             2000     1999       2000     1999
                                          ------------------   ----------------
Return on average assets                     0.60%     0.66      0.60      0.67
Return on average stockholders' equity      10.76     11.41     10.91     11.37
Average stockholders' equity to assets       6.78      5.77      6.89      5.88
General and administrative expenses to
  average assets                             1.93      2.29      1.96      2.35
Efficiency ratio                            65.66     67.82     65.66     67.58
Average interest-bearing assets to
  Average interest-bearing liabilities     104.64    107.77    104.44    107.42

                        CHANGES IN FINANCIAL CONDITION

    Total assets increased 5.9% to $716.1 million at December 31, 2000, compared with $676.2 million at June 30, 2000. Loans, net increased 1.8% or $9.8 million to $545.5 million at December 31, 2000, from $535.7 million at June 30, 2000. Deposits decreased by $2.5 million to $396.0 million at December 31, 2000. The growth in assets was funded by an increase in wholesale liabilities. FHLB-Seattle advances grew by $7.3 million and securities sold under agreements to repurchase increased $31.5 million. Asset growth was less than it has been in the recent past as the growth in loan portfolios has slowed. Stockholders' equity increased by $4.0 million. In addition to the increase in stockholders equity from earnings, it also increased $2.3 million (net of tax) on unrealized gains from available for sale investment portfolio.

Asset Quality

    Nonperforming assets totaled $2.9 million at December 31, 2000 and $1.31 million as of June 30, 2000. Assets classified as substandard totaled $6.0 million at December 31, 2000, and $4.8 million at June 30, 2000. The major increase in the reported non-performing assets is the addition of $1.3 million in the form of 12 individual single family construction loans from one real estate project. The general contractor of this "sweat equity" project declared bankruptcy leaving the houses in various stages of completion. The Bank has worked out loan modification agreements with nine of the twelve borrowers. The Bank does not expect a material loss on any of these loans.

    During the December 31, 2000 quarter loan charge-offs equaled $105,000, while recoveries were $8,000. No loans were classified as "doubtful" during the quarter or six months ended December 31, 2000.

                                                     December 31,     June 30,
                                                         2000           2000
                                                     ------------     --------
Non-performing loans to total assets                       .32%          .08%
Non-performing loans to total loans outstanding            .42           .11
Non-performing assets to total assets                      .33           .08
Allowance for loan losses to non-performing loans       232.31        873.30
Allowance for loan losses to total loans outstanding       .97           .93

                             RESULTS OF OPERATIONS

   Comparison of the Three and Six Months ended December 31, 2000 and 1999

General

    Net income increased 5.6% to $1.07 million for the three months ended December 31, 2000, compared to $1.01 million during the comparable period in 1999. Diluted net income per share was $0.18 for the quarter ended December 31, 2000 compared with $0.17 for the quarter ended December 31, 1999. The principal reasons for the increase was an increase in non-interest income combined with modest increases in net interest income and a slight decrease in non-interest expense. Net income for the six months ended December 31, 2000, was $2.10 million compared with $2.00 million during the comparable period in 1999. Net income per diluted share was $0.36 for the six months ended December 31, 2000, compared with $0.33 in 1999. The principal reason for the increase in the six months income was an increase in non-interest income as interest income and non-interest expense were virtually flat.

Net Interest Income

    Net interest income was essentially unchanged at $4.71 million for the three months ended December 31, 2000 compared to the $4.68 million for the three months ended December 31, 1999. Net interest income for the six months ended December 31, 1999 and 2000 was $9.4 million. The increase in average interest earning assets offset the decline in net interest margin. Earning assets increased 17.4% or $103.5 million to $699.1 million for the quarter and 15.5% or $108.4 million for the six months ended December 31, 2000 as compared to the same periods in 1999. Loans, net increased 1.8% or $9.9 million to $545.5 million from June 30, 2000 and increased 6.6% or $33.8 million from $511.7 million as of December 31, 1999. Investment securities available for sale increased $25.3 million to $118.7 million during the six month period ended December 31, 2000.

                                           At or for the         At or for the
                                        three months ended     six months ended
                                           December 31,           December 31,
                                          2000     1999          2000     1999
                                        ------------------     ----------------
                                                 (dollars in thousands)
Average interest earning assets         $ 698,942  595,558     681,239  572,869
Average interest bearing liabilities      667,935  552,621     652,295  533,290
Yield on interest earning  assets           8.37%    8.10%       8.34%    8.06%
Cost of interest bearing liabilities        5.94%    5.30%       5.84%    5.11%
Net interest spread                         2.43%    2.80%       2.50%    2.95%
Net interest margin                         2.69%    3.14%       2.75%    3.27%

    The yield on earning assets was 8.37% for the quarter ended December 31, 2000, compared to 8.10% for the quarter ended December 31, 1999. The cost of funds increased 64 basis points to 5.94% for the quarter ended December 31, 2000 compared to 5.30% for the same quarter in 1999. The net interest margin decreased 45 basis points to 2.69% for the quarter ended December 31, 2000 and decreased 52 basis points to 2.75% for the six months ended December 31, 2000. This decrease was principally the result of an increase in the cost of interest bearing liabilities, which were up 64 basis points for the three months ended December 31, 2000 compared with the same period ended December 31, 1999. A portion of this increase can be attributed to the general increase in interest rates. Another portion of the increase in the cost of liabilities is the issuance of 11% Trust Preferred Securities. The decreased margin also can be attributed to continuing competition in the local market for both loans and deposits. Finally, the interest margin was compressed as investments comprised a larger percentage of the balance sheet.

    Cascade is focusing on adding commercial businesses, nonconforming one-to-four family loans, multi-family loans, home equity lines of credit, and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for Cascade and can be underwritten conservatively to ensure low delinquency, absent unforeseen changes in local or national economic conditions. Additionally, these loan types are typically variable rate loans and are not effected as much by refinance activity as conforming fixed rate loans. This should help to lower Cascade's overall origination and servicing costs in the future. Commercial business, income property, and construction loans outstanding increased by $8.7 million since June 30, 2000, to $318.3 at December 31, 2000.

Provision for Loan Losses

    Cascade's provision for loan losses was $210,000 for the three months ended December 31, 2000, as compared with $140,000 for the comparable 1999 period. Provisions were $420,000 and $350,000 for the respective six months. At December 31, 2000, and June 30, 2000, the Bank's loan loss allowance totaled $5.3 million and $5.0 million, respectively, and the loan loss allowance as a percent of total loans outstanding was 0.97% and 0.93%, respectively. Nonperforming loans, (loans on nonaccrual and ninety days past due) increased to $2.3 million at December 31, 2000, as compared to $600,000 at June 30, 2000 Substandard loans were $5.5 million and $4.8 million at December 31, 2000 and June 30, 2000, respectively. The provision for loan losses was 232% of non-performing loans as of December 31, 2000.

    The provision for loan losses reflects management's quarterly evaluation of the adequacy of the allowance for losses on loans. In determining adequacy, management considers changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions and other factors. Management intends to grow the commercial, nonconforming residential mortgage, construction and income property portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans carefully to maintain credit quality and adequate reserve levels.

Other Income

    Other income increased $92,000 or 17.3% to $623,000 for the three months ended December 31, 2000, as compared to $531,000 for the three months ended December 31, 1999. For the six months ended December 31, 2000, other income increased $122,000 or 12.0% to $1.14 million as compared with the six months ended December 31, 1999.

    This increase was the result of an increase in service fees of $111,000 for the quarter and $214,000 for the six month period ended December 31, 2000. The Bank recorded a gain on sale of available for sale securities of $76,000 in the quarter ended December 31, 2000 compared to no such gains in the quarter and six month period ended December 31, 1999. These increases in other income were partially offset by a decrease in gains from the sales of loans of $96,000 in the quarter and $165,000 for the six month period. The gain on the sale of loans decreased since the Bank reduced its involvement in mortgage banking when it restructured its real estate lending operations in May 2000.

Other Expense

    Other expense was unchanged at $3.5 million for the three months ended December 31, 2000 and 1999. Other expense was $6.9 million compared to $7.0 million for the six months ended December 31, 2000 and 1999. For the quarter the decrease in salaries and benefits of $93,000 was offset by increases in occupancy, deposit insurance and marketing expenses. For the six month period, salaries and benefits decreased $208,000, which was partially offset by the increase in occupancy, deposit insurance and marketing costs. For both the three and six month periods the establishment of two additional branches and higher deposit levels contributed to the increased expenses described above

Segment Results

                                                   For the three months ended
                                                         December 31, 2000

                                                                   Income              Administration/
                             Business  Residential  Construction  Property  Consumer      Treasury      Total
                             ------------------------------------------------------------------------------
                                                              (In thousands)
Condensed Income Statement
 Net Interest after
 Provision for loan losses    $1,177     1,170          443        975        364            375        4,504
Other Income                      11       116            -          1        347            148          623
Direct Expense                   291       371           98         36        621            115        1,532
Allocated Overhead               226       550          181        534        202            280        1,973
                              -----------------------------------------------------------------------------
Income before Income Tax         671       365          164        406       (112)           128        1,622
Federal Income Taxes             228       124           56        138        (38)            43          521
                              -----------------------------------------------------------------------------
Net Income                       443       241          108        268        (74)            85        1,071

                                                     For the three months ended
                                                         December 31, 1999

                                                                   Income              Administration/
                             Business  Residential  Construction  Property  Consumer      Treasury      Total
                             ------------------------------------------------------------------------------
                                                               (In thousands)
Condensed Income Statement
 Net Interest after
 Provision for loan losses    $976       1,056          549        1,314      453            190        4,538
Other Income                    10         165            -            -      208            148          531
Direct Expense                 241         803           43           12      488             50        1,637
Allocated Overhead             259         600           95          580      189            173        1,896
                              -----------------------------------------------------------------------------
Income before Income Tax       486        (182)         411          722      (16)           115        1,536
Federal Income Taxes           165         (62)         140          245       (5)            39          522
                              -----------------------------------------------------------------------------
Net Income                     321        (120)         271          477      (11)            76        1,014

                                                      For the six months ended
                                                         December 31, 2000

                                                                   Income              Administration/
                             Business  Residential  Construction  Property  Consumer      Treasury      Total
                             ------------------------------------------------------------------------------
                                                              (In thousands)
Condensed Income Statement
 Net Interest after
 Provision for loan losses    $2,259     2,274          989        1,953        806          659        8,940
Other Income                      20       235            -            1        668          214        1,138
Direct Expense                   547       773          146           55      1,218          228        2,967
Allocated Overhead               450     1,095          360        1,064        403          558        3,930
                              -----------------------------------------------------------------------------
Income before Income Tax       1,282       641          483          835       (147)          87        3,181
Federal Income Taxes             436       218          164          285        (50)          29        1,082
                              -----------------------------------------------------------------------------
Net Income                       846       423          319          550        (97)          58        2,099


                                                     For the six months ended
                                                         December 31, 1999

                                                                   Income              Administration/
                             Business  Residential  Construction  Property  Consumer      Treasury      Total
                             ------------------------------------------------------------------------------
                                                              (In thousands)
Condensed Income Statement
 Net Interest after
 Provision for loan losses    $1,884     2,383          924        2,423      933            459        9,006
Other Income                      18       329            -            4      435            230        1,016
Direct Expense                   448     1,594           43           75      941            129        3,230
Allocated Overhead               453     1,271          265        1,003      347            440        3,779
                              -----------------------------------------------------------------------------
Income before Income Tax       1,001      (153)         616        1,349       80            120        3,013
Federal Income Taxes             340       (52)         209          459       27             40        1,023
                              -----------------------------------------------------------------------------
Net Income                       661      (101)         407          890       53             80        1,990

Liquidity and Sources of Funds

    Cascade maintains liquidity balances in FHLB deposits and marketable securities at levels in accordance with regulatory guidelines. The Bank held average short term liquid assets of $19.9 million for the quarter ended December 31, 2000. Total eligible liquid assets was $72.0 million which were in excess of the required liquidity level of $21.3 million.

    Loan commitments outstanding at December 31, 2000 were $4.5 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Loans-in-process were $22.2 million at December 31, 2000. Outstanding commitments to sell loans totaled $4.8 million at December 31, 2000.

    At December 31, 2000, the Bank had an unused line of credit from the FHLB-Seattle of approximately $27 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $250 million. The Bank also had $37.3 million of reverse repurchase agreements outstanding at December 31, 2000.

Capital Resources

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

    Cascade Bank is in full compliance with all capital requirements established by the Office of Thrift Supervision ("OTS") at December 31, 2000. Cascade Bank's regulatory capital requirements and related excess capital amounts as of December 31, 2000 are presented in the following table:


    Core capital                        Amount          Percentage
                                     -------------      ----------
                                    (In Thousands)
    Tier 1 (Core) capital              $ 50,990            7.14%
    Less:  Minimum requirement           28,571            4.00
                                       --------           ------
    Excess                             $ 22,419            3.14%
                                       ========           ======

    Risk-based capital                  Amount          Percentage
                                     -------------      ----------
                                    (In Thousands)
    Risk-based capital                 $ 55,733           11.48%
    Less: Minimum requirement(1)         38,829            8.00
                                       --------           ------
    Excess                             $ 16,904            3.48%
                                       ========           ======

    (1)  Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The OTS has advised the Corporation that at December 31, 2000, Cascade Bank is a "well capitalized" institution.

    The OTS issued a final rule on December 1, 1998, that provides comprehensive guidance to management and examiners covering among other things, interest rate risk, investment securities, and the use of financial derivatives. The guidance provides guidelines for examiners to use in evaluating the effectiveness of a financial institution's risk management practices and identifies a set of "sound practices" management should consider to improve their own risk management practices. The rule describes the qualitative and quantitative guidelines examiners will use to rate an institution's exposure to interest rate risk. Management does not believe the rule will materially affect the current business strategy.

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

    To reduce its interest rate exposure, Cascade has sought to migrate its loan mix toward prime based business and construction loans. Cascade sells the vast majority of all new 15 and 30 year fixed rate loans. Cascade's residential portfolio primarily consists of mortgages with initial fixed rate periods of three or five years that then convert to one year adjustable rates loans. The growth in Cascade's investment portfolio has been generally limited to adjustable rate asset backed securities; collateralized mortgage obligations
(CMOs) that float with 1 month LIBOR; CMOs that have short expected lives; and longer dated trust preferred securities to offset the interest risk associated with Cascade's issuance of trust securities.

    Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by periodically obtaining longer term FHLB-Seattle advances. Cascade extended the maturity of its advances portfolio by converting approximately $93 million in short term advances into fixed rate advances with effective maturities ranging from two to five years during the six month period ended December 31, 2000. Cascade has used interest rate swap and interest rate cap agreements to effectively extend the repricing of short-term deposit accounts. However, Cascade held no derivative instruments as of December 31, 2000. As a result, the interest rate sensitivity of the Bank, as measured by the Bank's simulation model, has decreased.

    Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Cascade uses mark to market reports provided by the OTS and others to measure the impact of changes in rates on the fair value of its balance sheet in rate shock scenarios. Cascade's Board of Directors has established policies concerning the amount of interest rate exposure to the Bank's net interest income and the market value of equity that can be assumed. As of December 31, 2000, the Bank was within the policy limits set by the Board.

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

    Not applicable

Item 3.  Defaults upon Senior Securities.

    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

    See attached

Item 5.  Other information.

    See attached

Item 6.  Exhibits and Reports on Form 8-K.

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

    10.5 Employment Agreement with Carol Kobuke Nelson

    13	   Cascade Financial Corporation 2000 Annual Report to Stockholders

    21   Subsidiaries

    23   Consent of Independent Auditors

(b)  Reports on Form 8-K

No Forms 8-K were filed during the quarter ended June 30, 2000.
---------------
	1Incorporated by reference to the Corporation's Proxy statement on Form Def 14A
File No. 000-25286.
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

                                             CASCADE FINANCIAL CORPORATION


February 14, 2001                            /s/  Lars H. Johnson
                                             ------------------------------
                                             By:  Lars H. Johnson,
                                                  Executive Vice President
                                                  (Chief Financial Officer)

           Item 4 - Submission of Matters to a Vote of Security Holders

    The two items submitted for a vote of shareholders at the Annual Meeting of Shareholders of Cascade were the election of four directors and a proposal to approve the appointment of KPMG, LLP as the Corporation's independent auditors for the fiscal year ending June 30, 2001. The Annual Meeting was held on October 21, 2000 at the Corporation's main office at 2828 Colby Avenue, Everett, Washington.

    The result of the shareholder vote was as follows: 96.5% for Dwayne Lane, 96.8% for G. Brandt Westover, 96.7% for Dennis R. Murphy and 96.8% for Ronald
E. Thompson; accordingly, Dwayne Lane, G. Brandt Westover, Dennis R. Murphy and Ronald E. Thompson were declared to be duly elected as directors of the Corporation for three year terms. Also, at the meeting, the appointment of KPMG was approved by 96.8% vote in favor.


                           Item 5 - Other Information

    Carol K. Nelson has been elected President and Chief Executive Officer of Cascade Bank effective February 2001. Ms. Nelson succeeds Frank M. McCord as Chief Executive Officer of the Bank. Mr. McCord remains Chairman of the Board of Cascade Bank, as well as Chairman of Cascade Financial Corporation. Ms. Nelson was previously Senior Vice-President and Regional Manager of Bank of America. She has twenty-three years of banking experience, all at Bank of America and its predecessor Seattle First National Bank.

    C. Fredrick Safstrom, who previously served as President and Chief Operating Officer of both Cascade Bank and Cascade Financial, has left to pursue other employment opportunities.

          Item 6 - Employment Agreement with Carol Kobuke Nelson

    This Agreement is made this 24th day of January, 2001, by and between CASCADE BANK, a Federally Chartered Banking Institution (hereafter "Cascade" or "Employer") and CAROL KOBUKE NELSON (hereafter called "Employee"). The effective date of this Agreement will be the 19th day of February, 2001 ("Effective Date"). Employer and Employee are sometimes collectively referred to herein as the "Parties

WITNESSETH:

    WHEREAS, Employer's Directors desire to employ Employee as its President and Chief Executive Officer pursuant to the terms and conditions of this Agreement, and

    WHEREAS, Employee desires to become and remain employed by Employer pursuant to the terms and conditions of this Agreement,

    NOW, THEREFORE, for and in consideration of the mutual promises hereafter set forth, the sufficiency of which is acknowledged, the Parties agree as follows:

    1. Employment Duties. Employer hereby agrees to employ Employee and Employee hereby agrees to be and remain employed as the President and Chief Executive Officer of Cascade Bank under the terms and conditions hereinafter set forth. Employee shall fully and faithfully perform all the customary and usual duties and responsibilities of President and Chief Executive Officer of a Federally Chartered, multi-branch financial institution and such additional duties and responsibilities as may reasonably be delegated and/or directed by Employer's Board of Directors. Included in Employee's Board delegated duties shall be the responsibility for all personnel decisions except internal audit. The Board of Directors in the exercise of their fiduciary duty shall be ultimately responsible for all personnel decisions. In addition, for the consideration herein provided, Employee shall fully and faithfully perform all of the customary and usual duties and responsibilities of the President and Chief Operating Officer of Cascade Financial Corporation, the sole shareholder of Cascade Bank, and such additional duties and responsibilities as may be delegated and/or directed by the Board of Directors of Cascade Financial Corporation.

    Subject to any required approval by the Shareholder(s) of Cascade Bank and/or Cascade Financial Corporation, as the case may be the Board of Directors of Cascade Bank and Cascade Financial Corporation shall appoint or nominate and recommend Employee for election as a member of their respective Boards of Directors and, if so appointed or elected, Employee shall serve in that capacity until the end of the term or until her removal therefrom.

    2. Term of Employment. The term of this Agreement shall be three (3) years, from the Effective Date. The Board of Directors shall annually consider whether or not to extend this Agreement for an additional year (to provide a rolling three-year term). The decision of Employer's Board of Directors regarding any annual extension of this Agreement and the compensation and bonus to be paid during such extension shall remain within the sole and absolute discretion of said Board, provided the Board of Directors may consider, among other things, the following performance criteria: Employer's profitability, Safety and Soundness examination CAMELS; ratings, Compliance examination ratings; Regulatory capital requirements for a well-capitalized institution; Managing existing capital to maximize return on equity, and Maintaining Sufficient capital to achieve business goals This Agreement may be terminated prior to the expiration of its term or any extension thereof as hereafter provided

    3. Compensation and Bonuses. Upon execution and delivery of this Agreement by Employee, Employer shall initially pay to Employee a signing bonus in the gross amount of Fifty Thousand Dollars ($50,000.00)

    Employer shall pay Employee an annual base salary of Two Hundred Thousand Dollars ($200,000.00), payable in equal installments, not less than monthly during the term of her employment, together with bonuses to be determined as follows:

    (a) For the fiscal year ending June 30, 2001 a bonus of Thirty Thousand Dollars ($30,000.00) at the first pay period in July, 2001,

    (b) For the fiscal year ending June 30, 2002, a bonus equal to the greater of One Hundred Thousand Dollars ($100,000.00); or seven and one-half percent (7 1/2%) of the amount, if any, by which the net profit before taxes (exclusive of all extraordinary gains and losses) according to Employer's audited financial statements ("NPBT") (calculated after deducting bonuses of all employees) for said fiscal year exceeds the NPBT for the fiscal year ending June 30, 2001, provided, however, Employer shall advance to Employee a portion of said bonus in the sum of Twenty-Five Thousand Dollars ($25,000.00) per quarter for the first three quarters of the fiscal year and the balance immediately following receipt of the annual audited financial statements, and;

    (c) For the fiscal year ending June 30, 2003, a bonus equal to the greater of One Hundred Thousand Dollars ($100,000.00); or one and one-half percent (1 1/2%) of the NPBT (calculated after deducting bonuses of all employees) for said fiscal year ending June 30, 2003; provided however Employer shall advance to Employee a portion of said bonus in the sum of Twenty-Five Thousand Dollars ($25,000.00) per quarter for each of the first three quarters of said fiscal year, and the balance paid immediately following receipt of the audited financial statements.

    (d) For the portion of the Term of this Agreement extending from July 1, 2003 through February 19, 2004, a bonus equal to one and one-half percent
(1 1/2%) of the NPBT (calculated after deducting bonuses for all employees) for said period ending with the end of the term of this Agreement; provided Employer shall advance to Employee as a loan against the potential bonus to be earned, for said period, the sum of Twenty-Five Thousand Dollars ($25,000.00) per quarter. The remainder of such bonus, if any, shall be paid immediately following the expiration of said term. Provided further, if Employee has received advance payments which exceed the total bonus earned hereunder, Employee shall immediately repay to Employer the amount of the excess.

     Employer's Board of Directors shall annually review Employee's base salary. All compensation paid shall be subject to deduction for required Social Security, Federal Income Tax withholding and other mandated deductions.

    4. Stock Options. Employer herewith grants to Employee this 24th day of January, 2001, contemporaneously with the execution and delivery of this Agreement, the option to acquire One Hundred Thousand (100,000) shares of capital stock in Cascade Financial Corporation in accordance with the terms and conditions of its 1997 Stock Option Plan as set forth below: Employee's options shall vest in accordance with the terms and provisions of said Stock Option Plan. Employee will be eligible for annual grants of additional option shares based on performance In the event of a "Change in Control" (as defined in said Stock Option Plan), all options that have been granted to Employee shall automatically vest.

    The foregoing Option shall be divided into two parts as follows:

    (a) Incentive Stock Option. Of the One Hundred Thousand (100,000) option shares, 65,573 shares shall be Incentive Stock Option shares as defined in said Stock Option Plan; and

    (b) Non-Qualified Stock Options Shares. Of the One Hundred Thousand (100,000) option shares, the remainder (34,427 shares), after deducting the Incentive Stock Option shares granted pursuant to subparagraph 4(a) above, shall be granted to Employee in her capacity as a Director as a "Director Option" and Non-Qualified Stock Option as defined in said Stock Option Plan.

    5. Employee Benefits. Employee shall be entitled to the following paid benefits:

    (a) A contribution to a 401(k) plan acceptable to Cascade Bank at a rate equivalent to the offering to similar employees, subject to the same terms and conditions as similar employees, and subject to maximums as allowed by federal law. Terms of this Agreement are subject to the provisions of the formal Plan Document and subject to vesting provisions of the current plan;

    (b) An allowance of Twenty-Five (25) benefit days (for vacation and sick leave) (accrued at a monthly rate) per year. A maximum of twelve and one-half days of unused benefit days allowed may be cashed in at the end of each year;

    (c) Health insurance under a plan selected by Cascade Bank, for single, individual coverage;

    (d) Dental insurance under a plan selected by Cascade Bank, for single, individual coverage;

    (e) Life insurance in the amount of the approved benefit offering of the applicable year; provided Employee shall have the option to pay additional premiums for increased coverage;

    (f) Voluntary participation (paid by Employee), as eligible, in all approved benefit offerings of the applicable year, subject to the terms of formal Plan Documents; and

    (g) Voluntary participation (paid by Employee), as eligible, in all approved disability insurance offerings selected by Cascade Bank in its sole discretion.

    6. Business Expenses. Cascade Bank will pay or reimburse Employee for reasonable and necessary business expenses incurred by Employee, which are directly related to the performance of her duties of employment, including travel, professional memberships and professional development, subject to documentation by Employee and approval by Cascade Bank's Board of Directors or its Chairperson. Employer will pay Employee's current club monthly membership dues at the Everett Golf and Country Club.

    7. No Conflicts of Interests/Confidentiality. Employee shall devote full-time and attention to Employer's business, shall fully and faithfully abide by Employer's conflict of interest and code of ethics policies and directives and shall maintain the confidentiality of the Employer's confidential and/or proprietary information possessed by, accessible or known to Employee. To the extent that such activities do not interfere with her duties under Section 1 of this Agreement, Employee may participate in other businesses as a passive investor, but (a) Employee may not actively participate in the operation or management of those businesses, and (b) Employee may not, without Employer's prior written consent, make or maintain any investment in a business with which Employer has now or in the future a competitive or commercial relationship. Irrespective of anything hereinabove set forth, Employee may not, without Employer's prior written consent, engage in any activity or have an ownership interest in any entity that creates a conflict of interest with Employer.

    8.    Federal Regulatory Provisions.

    (a) If Employee is suspended and/or temporarily prohibited from participating in the conduct of the bank's affairs by a notice served under section 8 (e)(3) or (g)(1) of Federal Deposit Insurance Act (12 U.S.C. 1818
(e)(3) and (g)(1)) the Employer's obligations under the contract shall be suspended as of the date of service unless stayed by appropriate proceedings. If the charges in the notice are dismissed, Employer may in its discretion (i) pay the Employee all or part of the compensation withheld while its contract obligations were suspended, and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

    (b) If Employee is removed and/or permanently prohibited from participating in the conduct of the Employer's affairs by an order issued under section 8 (e)(4) or (g)(1) of the U.S.C. 1818 (e)(4) or (g)(1)), all
obligations of Employer under the contract shall terminate as of the effective date of the order, but vested rights of the contracting Parties shall not be affected.

    (c) If Cascade Bank is in default (as defined in section 3(x)(l) of the Federal Deposit Insurance Act), all obligations under the contract shall terminate as of the date of default, but this paragraph (d) shall not affect any vested rights of the contracting parties.

    (d) All obligations under this Agreement shall be terminated, except to the extent determined that continuation of the contract is necessary to the continued operation of Cascade Bank:

        (i) By the Director of the Office of Thrift Supervision ("Director") or his or her designee, at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of Cascade Bank under the authority contained in 13(c) of the Federal Deposit Insurance Act, or

        (ii) By the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of Cascade Bank or when Cascade Bank is determined by the Director to be in an unsafe or unsound condition.

9.    Termination/Severance.

    (a) In the event (i) Employer terminates this Agreement prior to the expiration of its term or any extension thereof, other than termination for Cause (as defined in Section 9(c) below), or (ii) Employee terminates this Agreement with Good Reason (as defined in Section (d) below), Employee shall immediately receive the annual compensation and bonuses provided for in Section 3 of this Agreement for the balance of the term of this Agreement, or two times the amount of her then current year base salary and bonus whichever is greater; provided, however, the extent that said severance benefit or pay constitutes a "golden parachute payment" or a "prohibited indemnification payment" as defined in 12 USC 1828 (k) and 12 CFR Part 359, said payment shall be made only to the extent permitted under such regulations; provided, further, Employer shall seek all required approvals and/or consents to permit payment of said severance benefit to the maximum extent.

    Notwithstanding the foregoing, to the extent that any portion of said severance benefit or pay constitutes an "excess parachute payment" under 280G of the United States Internal Revenue Code, said severance benefit or pay shall be reduced by the amount of the tax deduction disallowed to Employer as a result of such excess parachute payment.

    (b) Employer's Board of Directors may terminate employees employment at any time, but any termination by the Employer's Board of Directors other than termination for Cause, shall not prejudice Employee's right to compensation or other benefits under the contract. The Employee shall have no right to receive compensation or other benefits for any period after termination for Cause.

    (c) "Cause" means any one or more of the following: termination because of Employee's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, insubordination, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

    (d) "Good Reason" means any one or more of the following: Reduction of the base salary or an alteration of the bonus formulas set forth in Section 3 of this Agreement during the term of this Agreement without Employee's consent; the assignment of Employee without her consent of any duties materially inconsistent with Employee's position as of the date of this Agreement; or a relocation or transfer of Employee's principal place of employment that would require Employee to commute on a regular basis more than 30 miles each way from the Employer's main office as of the date of this Agreement; during the period within three (3) years following a "change in control" (as defined in Section 10 below), any change by the Employer in the exact title and/or responsibilities of the Employee.

    (e) In the event Employee voluntarily terminates her employment prior to expiration of the initial term of this Agreement, to enable her to enter into any business or arrangement with another person or entity in competition with Cascade Bank or Cascade Financial Corporation whether as an employee, owner, partner, joint venturer, or otherwise, Employee shall immediately pay to Employer as liquidated damages, the sum of One Hundred Thousand Dollars ($100,000.00) and Employer shall have the right to offset said liquidated damages against any amount otherwise owing to Employee by Employer at the time of such termination. Additionally, Employee agrees not to actively solicit or offer jobs on behalf of herself or any competing person or entity to any employees of Cascade Bank or Cascade Financial Corporation. The parties agree that Cascade Bank and Cascade Financial Corporation would be substantially damaged in the event Employee terminated her employment prior to the expiration of this Agreement and that said damages are and would be extremely difficult if not impossible to calculate and that the foregoing liquidated damage provision is a reasonable estimate of the amount of such damages.

    10. Change in Control. If, at any time within three (3) years after a change in control (as defined below) of Cascade Bank or Cascade Financial Corporation, the Employee is terminated without Cause or Employee terminates for good reason, the Employee shall receive severance benefit/pay as follows:
(i) if the termination is within 12 months after the change in control, the severance benefit/pay will be three times the Employee's annual compensation and bonus for the prior year paid pursuant to Section 3, otherwise; (ii) if the termination occurs more than 12 months after the change in control, the severance benefit/pay will be as provided in Section 9(a) above.

    Except in the event Employee is terminated by Employer, the severance benefit/pay provided for in this section 10, shall not be payable under either of the following circumstances: Employee fails to remain employed and and fully and faithfully carry out and discharge her duties and responsibilities including duties and responsibilities assigned in connection with any change of control transaction(s) until thirty (30) days following the closing of such change of control transaction(s) or until relieved of said duties and responsibilities by Employer's Board of Directors, whichever occurs first;
or a change of control is effectuated through a transaction or combination of transactions while Cascade Bank and/or Cascade Financial Corporation is financially distressed and/or said transactions are undertaken pursuant to regulatory mandate, or with regulatory assistance.

    For purposes of this Section 10, for a period of one (1) year following any change in control, any change in the exact title and/or responsibilities of Employee will be deemed an involuntary termination of Employee without cause.

    For purposes of this Agreement, a "change in control" shall mean.

    (a) An event of a nature that results in the acquisition of control of Cascade Financial Corporation or Cascade Bank within the meaning of the Savings and Loan Holding Company Act under 12 U.S.C Section 1467a and 12 C.F.R. Part 574 (or any successor statute or regulation) or requires the filing of a notice with the Federal Deposit Insurance Corporation under 12 U.S.C. Section 1817(j) (or any successor statute or regulation);

    (b) An event that would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the Effective Date, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act");

    (c) Any person (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of Cascade Financial Corporation or Cascade Bank representing 25% or more of the combined voting power of Cascade Financial Corporation's or the Cascade Bank's outstanding securities;

    (d) Individuals who are members of the Board of Directors of Cascade Financial Corporation immediately following the Effective Date or who are members of the Board of Directors of Cascade Bank immediately following the Effective Date (in each case, the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequently whose election was approved by a vote of at least three quarters of the directors comprising the Incumbent Board, or whose nomination for election by Cascade Financial Corporation's or Cascade Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or

    (e) Consummation of a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of Cascade Financial Corporation or a similar transaction in which Cascade Financial Corporation is not the resulting entity, or a transaction at the completion of which the former stockholders of the acquired corporation become the holders of more than 40% of the outstanding common stock of Cascade Financial Corporation and Cascade Financial Corporation is the resulting entity of such transaction; provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of Cascade Bank or Cascade Financial Corporation or a change in the composition of the Board at the direction of the OTS or the FDIC.

    11. Independent Legal Counsel. Employee acknowledges that she has had the opportunity to review and consult with her own personal legal counsel regarding this Agreement.

    12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be resolve exclusively by binding arbitration in accordance with the Commercial Rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. The Office of Thrift Supervision ("OTS") may appear at any arbitration hearing but the decision is not binding on the OTS.

    13. Governing Law. This Agreement shall be governed by the law of the State of Washington and shall be subject to applicable federal laws and Regulations.

    14. Entire Agreement. This instrument contains the entire agreement of the Parties hereto. The Parties intend that the terms of this Agreement shall be the final expression of their Agreement with respect to the subject matter hereof and may not be contradicted by evidence of any prior or contemporaneous agreement or understanding. The Parties further intend that this Agreement shall constitute the complete and exclusive statement of its terms and that no extrinsic evidence whatsoever may be introduced in any judicial, administrative, arbitral, or other legal proceeding involving this Agreement. This Agreement may not be changed orally, but may only be changed by an Agreement in writing, proved by the Employer's Board of Directors and the Employee executed and delivered by their duly authorized representatives. The provisions of this Agreement are severable; the invalidity of any provision will not affect the validity of other provisions of this Agreement.

    IN WITNESS WHEREOF, Employer has caused this Agreement to be executed by its duly authorized Board Representative and Employee has signed this Agreement.

EMPLOYER                               EMPLOYEE

CASCADE BANK

By:  Frank M. McCord                   Carol Kobuke Nelson
Its: Chairman and CEO