Form 10-Q
period 2001-03-31
CASCADE FINANCIAL CORP
filed 2001-05-15
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                         ------------------------

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March, 31, 2001

   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO
                                                   --------   --------
                     Commission file number 0-25286

                      CASCADE FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

                 Delaware                            91-1661954
      ------------------------------             -------------------
     (State or other jurisdiction of               (IRS Employer
      incorporation or organization)             Identification No.)


                2828 Colby Avenue
               Everett, Washington                       98201
      --------------------------------------          ----------
     (Address of principal executive offices)         (Zip Code)

                                (425) 339-5500
             --------------------------------------------------
             Registrant's telephone number, including area code

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X    No
                                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of March 31, 2001
                 -------                --------------------------------
     Common Stock ($.01 par value)                    5,614,162

                        CASCADE FINANCIAL CORPORATION

                                  FORM 10-Q
                     for the Quarter Ended March 31, 2001

                     ------------------------------------
                                    INDEX
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

                          PART I -- FINANCIAL INFORMATION
                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                                      March 31,       June 30,
ASSETS                                                  2001            2000
------                                                ---------       --------
Cash on hand and in banks                             $   7,926        13,277
Interest-earning deposits in other institutions           7,466            83
Securities available for sale                           114,127        93,444
Loans available for sale                                  4,232         4,236
Securities held to maturity (market value
   of $6,571 and $10,278)                                 6,726        10,851
Loans, net                                              556,726       535,736
Premises and equipment, at cost, net                      9,052         9,132
Accrued interest receivable and other assets              9,040         8,940
Deferred income taxes                                        --           477
                                                       --------       -------
   TOTAL ASSETS                                       $ 715,295       676,176
                                                       ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                              $ 392,269       398,507
Federal Home Loan Bank advances                         227,551       215,656
Securities sold under agreements to repurchase           33,161         5,787
Advance payments by borrowers for taxes and insurance     2,683         1,960
Accrued expenses and other liabilities                    5,734         7,010
Deferred income taxes                                       885            --
                                                       --------       -------
   TOTAL LIABILITIES                                    662,283       628,920

Trust Preferred Securities                               10,000        10,000

Stockholders'Equity:
Preferred stock, $.01 par value, 500,000 shares
  authorized; no shares issued or outstanding                --            --

Common stock, $.01 par value,
  8,000,000 shares authorized;
  5,614,162 and  5,531,877 shares issued
  and outstanding                                            56            55
Additional paid-in capital                                5,326         5,038
Treasury Stock, 83,269 shares at cost                      (584)           --
Retained earnings, substantially restricted              38,157        34,862
Accumulated comprehensive income (loss), net                 57        (2,699)
                                                       --------       -------
  TOTAL STOCKHOLDERS' EQUITY                             43,012        37,256
                                                       --------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 715,295       676,176
                                                       ========       =======

                See notes to consolidated financial statements.

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share amounts)
                                   (unaudited)

(caption>
                                    Three Months Ended      Nine Months Ended
                                         March 31,                March 31,
                                     2001        2000        2001       2000
                                     ----        ----        ----       ----
Interest income:
 Loans                            $  12,072      11,000      35,778      31,631
 Mortgage-backed securities held
  -to-maturity                          103         138         323         176
 Securities available for sale        1,827         423       5,605       1,251
 FHLB stock dividends                   196         149         569         460
  Interest-earning deposits             121         676         322       1,938
                                     ------      ------      ------      ------
  Total interest income              14,319      12,386      42,597      35,456

Interest expense:
 Deposits                             4,925       5,517      15,426      14,814
 Borrowings                           4,070       2,108      11,894       6,525
 Trust Preferred Securities             282          94          87          94
                                     ------      ------      ------      ------
  Total interest expense              9,277       7,719      28,196      21,433

Net interest income                   5,042       4,667      14,401      14,023
 Provision for loan losses              290         210         710         560
                                     ------      ------      ------      ------
Net interest income after provision
 for loan losses                      4,752       4,457      13,691      13,463

Other income:
 Gain on sale of loans                   89          87         197         324
 Gain on sale of servicing rights        --          --          --          35
 Service charges                        533         464       1,388       1,103
 Gain on sale of securities
  available-for-sale                     79          --         155          --
 Net gain on sale of real
  estate owned                           46          --          56          --
 Other                                   45          45         135         150
                                     ------      ------      ------      ------
  Total other income                    792         596       1,931       1,612

Other expenses:
 Salaries and employee benefits       2,089       2,076       5,711       5,907
 Occupancy                              615         683       2,068       2,109
 Marketing                               70         152         343         390
 Data processing                         73          61         219         210
 Other                                  875         803       2,278       2,168
                                     ------      ------      ------      ------
  Total other expenses                3,722       3,775      10,619      10,784
                                     ------      ------      ------      ------

  Income before income taxes          1,822       1,278       5,003       4,291
 Federal income taxes                   623         433       1,705       1,456
                                     ------      ------      ------      ------
  Net income                      $   1,199         845       3,298       2,835
                                     ======      ======      ======      ======
Earnings per share:
  Basic                           $    0.22        0.15        0.60        0.52
  Diluted                              0.20        0.14        0.56        0.48

Weighted average number of
    shares outstanding:
  Basic                           5,518,431   5,505,334   5,516,392   5,482,125
  Diluted                         5,892,038   5,918,994   5,846,623   5,942,004

                 See notes to consolidated financial statements.

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (dollars in thousands)
                                  (unaudited)

                                     Three months ended      Nine  months ended
                                           March 31            	    March 31
                                       2001       2000         2001      2000
                                       ----       ----         ----      ----
Net Income                           $ 1,199     $ 845      $ 3,298    $ 2,835
Increase (decrease) in unrealized
 gains (losses) on securities
 available for sale, net of tax
 of $255 and $(24) for the
 three months ended March 31,
 and $1,312 and  $(321) for the
 nine months ended March 31,
 2001, 2000 respectively                 494       (47)       2,756       (623)
                                      ------      -----      ------     -------
Comprehensive Income                 $ 1,693       798      $ 6,054    $ 2,212
                                      ------      -----      ------     -------


                    See notes to consolidated financial statements.

                         CASCADE FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                    Nine Months Ended March 31,
                                                         2001          2000
                                                         ----          ----
Cash flows from operating activities:
 Net income                                           $   3,298        2,835
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization of premises
      and equipment                                         996        1,040
     Amortization of retained servicing rights              199           --
     Provision for losses on loans                          710          630
     Provision for loses on mortgage servicing rights        --          (33)
     Additions to mortgage servicing rights                 (26)           6
     Deferred loan fees, net of amortization                  2          324
     Net change in loans available for sale                   4       13,465
     Net gain on sales of securities available
      for sale                                             (156)          --
     Federal Home Loan Bank stock dividend received        (569)        (460)
     Deferred federal income Taxes                           49          435
     Net change in accrued interest receivable
      and other assets over accrued expenses and
      other liabilities                                    (776)      (5,529)
                                                       --------      -------
        Net cash used in operating activities             3,731       12,713

Cash flows from investing activities:
  Loans originated, net of principal repayments         (22,326)     (93,895)
  Purchases of mortgage-backed securities
    held-to-maturity                                         --       (6,820)
  Principal repayments on securities
    held-to maturity                                      1,125          462
  Principal repayments on securities
    available-for-sale                                   10,007        3,604
  Purchases of securities available for sale            (87,285)      (4,022)
  Proceeds from sales of securities
    available for sale                                   64,389           --
  Purchases of premises and equipment                      (958)         881)
  Proceeds from sales of premises and equipment              42           --
  Additions to real estate owned                           (152)         (54)
                                                       --------      -------
    Net cash used in investing activities               (35,158)    (101,606)

Subtotal, carried forward                               (31,427)     (88,893)
                                                       --------      -------


                See notes to consolidated financial statements.

                        CASCADE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands, unaudited)

                                                    Nine Months Ended March 31,
                                                         2001          2000
                                                         ----          ----
Subtotal, brought forward                            $ (31,427)      (88,893)
                                                      --------        ------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   289           245
  Purchase of treasury stock                              (584)           --
  Net (decrease) increase in deposits                   (6,238)       66,605
  Net increase in Federal Home Loan Bank advances       11,895        13,376
  Net increase in securities sold under agreements
    to repurchase                                       27,374           966
  Proceeds from Trust Preferred Offering                    --        10,310
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                      723          (477)
                                                      --------        ------
      Net cash provided by financing activities         33,459        91,025
                                                      --------        ------
  Net increase in cash and cash equivalents              2,032         2,132
Cash and cash equivalents at beginning of period        13,360        10,153
                                                      --------        ------
Cash and cash equivalents at end of period           $  15,392        12,285
                                                      ========        ======

Supplemental disclosures of cash flow information
 -cash paid during the period for:
  Interest                                           $  26,723        21,038
  Federal income taxes                                   1,575         1,150
                                                      --------        ------
Supplemental schedule of non-cash
   investing activities:
  Mortgage loans securitized into mortgage backed
   securities and held-for-trading and sold                 --         8,814
  Net mortgage loans transferred to real
   estate owned                                            624         1,067


                  See notes to consolidated financial statements.

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

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

3.   Financial Statement Reclassification

     Certain amounts in the financial statements for fiscal 2000 have been reclassified to conform with the financial statement classification for fiscal 2001.

4.   Recently Issued Accounting Standards

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 was adopted on July 1, 2000 and such adoption did not have a material impact on the Corporation's consolidated financial statements

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Corporation is not expected to materially affect the results of operations or financial condition of the Corporation.


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

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated (dollars in thousands):

                                           At or for the       	At or for the
                                        three months ended   nine months ended
                                             March 31,            March 31,
                                           2001      2000       2001     2000
                                           ----      ----       ----     ----
Return on average assets                   0.67%     0.54       0.62%    0.62
Return on average stockholders' equity    11.47      9.33      11.13    10.68
Average stockholders' equity to
 average assets                            6.02      5.83       5.59     6.05
General and administrative expenses
 to average assets                         2.09      2.40       2.00     2.37
Efficiency Ratio                          63.79     73.32      65.02    71.54
Average interest-bearing assets to
 average interest-bearing liabilities    105.43    105.03     104.77   104.97


                         CHANGES IN FINANCIAL CONDITION

     Total assets increased 5.8% or $39.1 million to $715.3 million at March 31, 2001, compared with $676.2 million at June 30, 2000. Loans, net increased 3.9% or $21 million to $556.7 million at March 31, 2001, from $535.7 million at June 30, 2000. Deposits decreased by $6.2 million to $392.3 million at March 31, 2001. The growth in assets was funded by an increase in wholesale liabilities. FHLB-Seattle advances grew by $11.9 million and securities sold under agreements to repurchase increased $27.4 million. Asset growth was less during the quarter ended March 31, 2001 than it has been in the recent past as the growth in loan portfolios has slowed. Stockholders' equity increased by $5.8 million. In addition to the increase in stockholders equity from earnings, it also increased $2.8 million (net of tax) on unrealized gains from available for sale investment securities.

Asset Quality

     Non-performing assets totaled $3.5 million and $1.1 million at March 31, 2001 and June 30, 2000, respectively. Assets classified as substandard totaled $7.3 million at March 31, 2001, and $4.8 million at June 30, 2000. The major increase in the reported non-performing assets is the addition of $1.7 million in the form of 12 individual single family construction loans from one real estate project. The general contractor of this "sweat equity" project declared bankruptcy leaving the houses in various stages of completion. The Bank has worked out loan modification agreements with nine of the twelve borrowers. The Bank does not expect a material loss on any of these loans.

     During the March 31, 2001 quarter loan charge-offs equaled $99,000, while recoveries were $719. Loans classified as "doubtful" during the quarter ended March 31, 2001 totaled $43,000.

The following table provides summary information concerning asset quality, (dollars in thousands).

                                                March 31, 2001   June 30, 2000
                                                --------------   -------------
Non-performing loans to total assets                  .42%            .08%
Non-performing loans to loans, net outstanding        .54             .11
Non-performing assets to total assets                 .49             .08
Allowance for loan losses to
  non-performing loans                             183.00          873.30
Allowance for loan losses to loans, net
  Outstanding                                         .98             .93


                             RESULTS OF OPERATIONS

     Comparison of the Three and Nine months Ended March 31, 2001 and 2000

General

     Net income increased 42% to $1.2 million for the three months ended March 31, 2001 compared to $845,000 during the comparable period in 2000. Diluted net income per share was $0.20 for the quarter ended March 31, 2001 and $0.14 per share for the quarter ended March 31, 2000. The principal reason for the increase in the recent three months was an increase in net interest income of $295,000 after provision for loan loss, an increase in other income of $196,000 and a decrease in other expenses of $53,000. Federal income tax expense increased by $190,000. Net income for the nine months ended March 31, 2001, was $3.3 million compared with $2.8 million in 2000. Diluted net income per share was $0.56 and $0.48 for the nine months ended March 31, 2001 and 2000.

Net Interest Income

     Net interest income increased 8% or $375,000 to $5 million for the three months ended March 31, 2001 compared to $4.7 million for the three months ended March 31, 2000. Net interest income increased 2.7% or $378,000 to $14.4 million for the nine months ended March 31, 2001 compared with the $14 million for the nine months ended March 31, 2000. The principal reason for the increase in net interest income was an increase in average interest earning assets of 13.9% or $84.7 million to $694,824 for the quarter ended March 31, 2001 and 17.0% or $99.7 million for the nine months ended March 31, 2001 as compared to the same periods in 2000. Average total loans (including loans held for sale) increased 6.32% or $33.6 million and average securities increased 56.6% or $44.5 million during the most recent quarter as compared with the same quarter in 2000. Average total loans increased 9.5% or $48.2 million and average securities increased 61.9% or $47.7 million during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000.

                                           At or for the       At or for the
                                        three months ended   nine months ended
                                             March 31,            March 31,
                                           2001      2000       2001     2000
                                           ----      ----       ----     ----
Average interest earning assets          $694,824  $610,098   685,767  586,094
Average interest bearing liabilities      659,059   580,865   654,550  558,324
Yield on interest earning assets            8.31%     8.14%     8.29%    8.05%
Cost of interest bearing liabilities        5.70%     5.34%     5.74%    5.10%
  Net interest spread                       2.61%     2.80%     2.54%    2.95%
  Net interest margin                       2.90%     3.05%     2.81%    3.19%

     The net interest margin decreased 15 basis points to 2.9% for the most recent quarter and 38 basis points to 2.81% for the nine months ended March 31, 2001. This decrease was principally the result of an increase in the cost of interest bearing liabilities of 36 basis points in the recent three month period, and an increase of 64 basis points in the nine month period. Included in this increase is the impact of the trust preferred securities offering. Additionally, the yields on interest earning assets were up 17 basis points for the three month period, and up 24 basis points for the nine month period. The yield on earning assets was 8.31% for the quarter ended March 31, 2001, compared to 8.14% for the quarter ended March 31, 2000. The cost of funds increased to 5.70% for the quarter ended March 31, 2001 compared to 5.34% for the same quarter in 2000. The decreased margin has resulted from continuing competition in the local market for both loans and deposits, and generally higher market interest rates. Also, the interest margin was compressed as investments comprised a larger percentage of the balance sheet.

     Cascade is focusing on adding commercial businesses, nonconforming one-to-four family loans, multi-family loans, home equity lines of credit, and one-to-four family construction loans to its portfolio. Nonconforming loans generally include loans where the borrower has a debt level or other financial consideration that makes the loan unsaleable to government agencies such as FHLMC and FNMA. Management believes these products provide the best returns for Cascade and can be underwritten conservatively to ensure low delinquency, absent unforeseen changes in local or national economic conditions. Additionally, these loan types are typically variable rate loans and are not effected as much by refinance activity as conforming fixed rate loans. This should help to lower Cascade's overall origination and servicing costs in the future. Commercial business, income property, and construction loans outstanding increased by $17.7 million since June 30, 2000.

Provision for Loan Losses

     Cascade's provision for loan losses was $290,000 for the three months ended March 31, 2001, as compared with $210,000 for the 2000 period.
Provisions were $710,000 and $560,000 for the respective nine months. At March 31, 2001, and June 30, 2000, the Bank's loan loss allowance totaled $5.5 million and $5.0 million, respectively, and the loan loss allowance as a percent of total loans outstanding was 0.98% and 0.93%, respectively. Non-performing loans, (loans on non-accrual and ninety days past due) increased to $3.0 million at March 31, 2001, as compared to $600,000 million at June 30, 2000. Substandard loans were $7.3 million and $4.8 million at March 31, 2001 and June 30, 2000, respectively. The allowance for loan losses was 183% of non-performing loans as of March 31, 2001.

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

Other Income

     Other income increased $196,000 or 32.9% to $792,000 for the three months ended March 31, 2001 as compared to 596,000 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, other income increased $319,000 or 19.8% to $1.9 million as compared with $1.6 million for the nine months ended March 31, 2000. This increase was the result of an increase in service fees of $69,000 and $285,000 for the three and nine month periods, respectively. The Bank recorded a gain on sale of available for sale securities of $79,000 and $155,000 for the three and nine month periods, respectively, compared to no such gains for the same periods ended March 31, 2000. The current period gain included a $30,000 gain on a $3.0 million security previously classified as held to maturity which was reclassified to available for sale securities, as provided in FAS 115, due to the deterioration of the issuer's creditworthiness. The Bank also recorded a gain on sale of real estate owned for the three and nine month periods ended March 31, 2001 of $46,000 and $56,000 respectively. These increases in other income were partially offset by a decrease in gains from the sales of loans of $127,000 for the nine month period. The gain on the sale of loans decreased since the Bank reduced its involvement in mortgage banking when it restructured its real estate lending operations in May 2000.

Other Expense

     Other expense decreased 1.4% to $3.7 million for the three months ended March 31, 2001 compared with $3.8 million for the three months ended March 31, 2000. This decrease is due primarily to decreases in marketing of $82,000 and occupancy of $68,000. For the nine month period ended March 31, 2001 other expense totaled $10.6 million, a 1.5% or $165,000 decrease from the March 31, 2000 period. For the nine month period, salaries and benefits decreased $196,000, occupancy decreased $41,000 and marketing decreased $47,000.

Segment Results

     The following is a summary of selected operating segment information for the three and nine months ended March 31, 2001 and 2000. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.

For the three months ended March 31, 2001
-----------------------------------------

                                                                     Income              Administration/
                              Business  Residential  Construction   Property   Consumer     Treasury     Total
                              -------------------------------------------------------------------------------
Condensed Income Statement
 Net interest income after
 provision for loan losses      $873       1,014          850         1,198       502          315       4,752
Other Income                      35         142            0             0       515          100         792
Direct Expense                   259         183           40            31       289        2,920       3,722
Allocated Overhead               408         707          230           696       258       (2,299)          0
                              -------------------------------------------------------------------------------
Income before Income Tax         241         266          580           471       470         (206)      1,822
Federal Income Taxes              82          90          197           160       160          (66)        623
                              -------------------------------------------------------------------------------
Net Income                       159         176          383           311       310         (140)      1,199

For the three months ended March 31, 2000
-----------------------------------------

                                                                     Income              Administration/
                              Business  Residential  Construction   Property   Consumer     Treasury     Total
                              -------------------------------------------------------------------------------
Condensed Income Statement
 Net interest income after
 provision for loan losses      $749       1,242          775         1,154       368          169       4,457
Other Income                      13         169            0             1       242          171         596
Direct Expense                   231         569           64            28       336        2,547       3,775
Allocated Overhead               317         660          203           665       232       (2,068)          0
                              -------------------------------------------------------------------------------
Income before Income Tax         214         182          508           471        42         (139)      1,278
Federal Income Taxes              72          61          173           161        15          (49)        433
                              -------------------------------------------------------------------------------
Net Income                       142         121          335           310        27          (90)        845

For the nine months ended March 31, 2001
-----------------------------------------

                                                                     Income              Administration/
                              Business  Residential  Construction   Property   Consumer     Treasury     Total
                              -------------------------------------------------------------------------------
Condensed Income Statement
 Net interest income after
 provision for loan losses    $2,676       3,404        1,918         3,368     1,514          811      13,691
Other Income                      55         368            0             0     1,065          443       1,931
Direct Expense                   807         719          237            89       945        7,822      10,619
Allocated Overhead             1,045       1,925          607         1,866       702       (6,145)          0
                              -------------------------------------------------------------------------------
Income before Income Tax         879       1,128        1,074         1,413       932         (423)      5,003
Federal Income Taxes             299         384          365           480       317         (140)      1,705
                              -------------------------------------------------------------------------------
Net Income                       580         744          709           933       615         (283)      3,298

For the nine months ended March 31, 2000
-----------------------------------------

                                                                     Income              Administration/
                              Business  Residential  Construction   Property   Consumer     Treasury     Total
                              -------------------------------------------------------------------------------
Condensed Income Statement
 Net interest income after
 provision for loan losses    $2,268       4,141        1,614         3,721     1,381          338      13,463
Other Income                      31         498            0             5       675          403       1,612
Direct Expense                   679       1,756          160            50       907        7,232      10,784
Allocated Overhead               860       2,034          520         1,856       647       (5,917)          0
                              -------------------------------------------------------------------------------
Income before Income Tax         760         849          934         1,820       502         (574)      4,219
Federal Income Taxes             258         289          318           619       171         (199)      1,456
                              -------------------------------------------------------------------------------
Net Income                       502         560          616         1,201       331         (375)      2,835

Liquidity and Sources of Funds

     Cascade maintains liquidity balances in FHLB deposits and short-term securities at levels in accordance with regulatory guidelines. The Bank held average liquid assets of $28.3 million in March 2001, which were in excess of the required liquidity level of $18.4 million.

     Loan commitments outstanding at March 31, 2001 were $6.1 million and will be funded through sales of loans, existing liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $6.6 million at March 31, 2001.

     At March 31, 2001, the Bank had an unused line of credit from the FHLB-Seattle of approximately $22.9 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $250 million. The Bank also had $33.2 million of reverse repurchase agreements outstanding.

Capital Resources

     On March 1, 2000 Cascade Capital Trust I issued ten million par value Trust Preferred Securities. These securities are considered core capital for the purposes of regulatory capital requirements. Cascade Capital Trust I, a new wholly owned subsidiary, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation.

     Cascade Bank is in full compliance with all capital requirements established by the Office of Thrift Supervision ("OTS") at March 31, 2001. Cascade's regulatory capital requirements and related excess capital amounts as of March 31, 2001 are presented in the following table:

     Core capital                     Amount     Percentage
     Tier 1 (Core) capital          $ 51,506        7.22%
     Less:  Minimum requirement       28,554        4.00
                                    --------       ------
     Excess                         $ 22,952        3.22%
                                    ========       ======

     Risk-based capital               Amount     Percentage
     Risk-based capital             $ 56,440       11.41%
     Less: Minimum requirement(1)     39,577        8.00
                                    --------       ------
     Excess                         $ 16,863        3.41%

     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the OTS, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the OTS can take depend upon whether the institution in question is "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under OTS guidelines, Cascade Bank is a "well capitalized" institution as of March 31, 2001.

     The OTS issued a final rule on December 1, 1998, that provides comprehensive guidance to management and examiners covering among other things, interest rate risk, investment securities, and the use of financial derivatives. The guidance provides guidelines for examiners to use in evaluating the effectiveness of a financial institution's risk management practices and identifies a set of "sound practices" management should consider to improve their own risk management practices. The rule describes the qualitative and quantitative guidelines examiners will use to rate an institution's exposure to interest rate risk. Management does not believe the rule will adversely affect the current business strategy.


      Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                        ASSET/LIABILITY MANAGEMENT

     Cascade, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities re-price on different terms than its interest-earning assets. During periods of interest rate declines, this position has a generally favorable impact on net interest income, while increases in interest rates have a generally adverse impact on net interest income.

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

     Cascade extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by obtaining longer term FHLB-Seattle advances. Cascade extended the maturity of its advances portfolio by converting approximately $93 million in short term advances into fixed rate advances with effective maturities ranging from two to five years during the nine month period ended March 31, 2001. As a result, the interest rate sensitivity of the Bank, as measured by the Bank's simulation model, has decreased.

     Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Cascade uses mark to market reports provided by the OTS and others to measure the impact of changes in rates on the fair value of its balance sheet in rate shock scenarios. Cascade's Board of Directors has established policies concerning the amount of interest rate exposure to the Bank's net interest income and the market value of equity that can be assumed. As of March 31, 2001, the Bank was within the policy limits set by the Board.

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

(b)  Reports on Form 8-K

     No Forms 8-K were filed during the quarter ended June 30, 2000.
------------
     1Incorporated by reference to the Corporation's Proxy statement on Form
      Def 14A File No. 000-25286.
     2Incorporated by reference to the Corporation's Registration Statement on
      Form S-4 File No. 33-83200.
     3Incorporated by reference to the Corporation's Annual Report on Form 10-K
      For June 30, 1998.
     4Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File No. 333-24203)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CASCADE FINANCIAL CORPORATION


     May 14, 2001                              /s/  Lars H. Johnson
                                               -------------------------
                                               By:Lars H. Johnson,
                                                  Executive Vice President
                                                  (Chief Financial Officer)