Form 10-K405
period 2001-06-30
CASCADE FINANCIAL CORP
filed 2001-10-10
CIK 928911

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended June 30, 2001

                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                           Commission file number 0-25286

                           CASCADE FINANCIAL CORPORATION
                           -----------------------------
               (Exact name of registrant as specified in its charter)

              Delaware                                   91-1661954
------------------------------------           -----------------------------
   (State or other jurisdiction of             (I.R.S. Employer I.D. Number)
    incorporation or organization)

  2828 Colby Avenue, Everett, Washington                    98201
-------------------------------------------    -----------------------------
 (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including             (425) 339-5500
  area code:                                   -----------------------------

  Securities registered pursuant to
  Section 12(b) of the Act:                                 None
                                               -----------------------------

  Securities registered pursuant to
  Section 12(g) of the Act:                      Common Stock, par value
                                                     $0.01 per share
                                               -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES   [X]   NO  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]

     As of September 24, 2001, there were issued and outstanding 5,596,316 shares of the registrant's Common Stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Smallcap Market under the symbol "CASB." Based on the average of the bid and asked prices for the Common Stock on September 24, 2001 the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $44.8 million (based on $8.00 per share). For purposes of this calculation, officers and directors of the registrant are not considered nonaffiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001 (the "Annual Report")(Part II).


2. Portions of registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                   PART I

Item 1.  Description of Business
--------------------------------

General
-------

     Cascade Bank ("Cascade" or the "Bank") has been serving the people of Snohomish and King Counties since 1916 when it was organized as a mutual savings and loan association. On September 15, 1992, the Bank completed its Conversion from a federal mutual to a federal stock savings bank. Cascade Financial Corporation ("Corporation"), a Delaware corporation, was organized on August 18, 1994, for the purpose of becoming the holding company for Cascade. On October 23, 1994, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 30, 1994, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Cascade, the Corporation has engaged in no significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington, 98201,and the telephone number is (425) 339-5500.

     As of June 30, 2001, the Corporation conducted its business from its main office in Everett, Washington, and 13 other full service offices in the greater Puget Sound region. At June 30, 2001, the Corporation had total assets of $733.1 million, total deposits of $401.9 million and stockholders' equity of $44.6 million. The savings deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"), up to the limits specified by law.

     Cascade is subject to extensive regulation, supervision and examination. On July 27, 2001 the Corporation converted its charter from a unitary thrift Holding company supervised by the Office of Thrift Supervision ("OTS"), to a bank holding company, with a financial holding company election, supervised by the Federal Reserve. At the same time, the Bank converted to a Washington state commercial bank. The regulation and examination of the Bank is jointly shared by the FDIC, which insures its deposits up to applicable limits, and the Washington State Department of Financial Institutions ("DFI"). For the fiscal year ended June 30, 2001, Cascade was subject to OTS regulation. References to regulation in this filing for the year refer to the OTS. References to regulation in the present or future tense refer to the FDIC, the DFI, and/or the Federal Reserve.

     Such regulation and supervision govern the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities, which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight could have a material impact on the Corporation, Cascade and their respective operations. See "Regulation."

Current Business Strategy
-------------------------

     This section contains forward-looking statements that have been prepared on the basis of the Corporation's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Corporation. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to changes. Factors that could affect actual results include the general economic climate in the Corporation's market area or the national market as a whole, interest rate trends, the ability of the Corporation to control expenses, the degree of competition, loan delinquencies, and changes in federal and state regulation. Accordingly, there can be no assurance that any of these strategies will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated.

     Our goal is to build a community oriented commercial bank. Accordingly, our strategies focus on expanding our commercial banking activities, our net interest margin and sources of fee revenue. In order to realize these objectives, we are pursuing the following strategies:

* Increasing the percentage of our assets consisting of business, construction, commercial real estate and consumer loans with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than residential mortgages.

* Increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network and internet banking.

* Diligently searching for sources of fee based revenue, e.g. credit life insurance;

* Maintaining cost-effective operations by efficiently offering products and services;

* Maintaining our capital position at or above the "well-capitalized" (as defined for regulatory purposes) level.

     In April 2000, the Bank restructured its real estate lending operations. The Residential Lending Division was consolidated with the Income Property and Construction Lending Division to form the Real Estate Lending Division. With this restructuring the Bank has dramatically reduced its presence in mortgage banking. During the increase in refinance activity that occurred during the year that ended June 30, 2001, the Bank did not increase its resources dedicated to making single family residential mortgages.

Market Area
-----------

     Headquartered in Everett, Washington, the Corporation serves its customers from fourteen full service offices, ten in Snohomish County and four in King County. Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years. Much of this growth can be attributed to the computer software and import/export businesses in the region. The significant migration of people to the area has supported growth in all types of businesses. The economy of our market area has been robust for much of the past decade. While the prospects for the market area remain good, there are some potential problems on the horizon.

     Despite the relocation of its corporate headquarters, the Boeing Company
is the largest employer in the Puget Sound Area and in Snohomish County.   The
transplantation of Boeing's headquarters will not have a material impact on the local economy. However, the slowdown in air travel caused by a weakening economy and the tragic events of September 11, 2001 could have a material impact on the orders for the commercial jet airliners produced in our market area. The recently announced layoffs by Boeing, may create problems if there are outstanding loans to employees who are laid-off and not hired by other companies, or to subcontractors that have had canceled or delayed orders from Boeing. Significant Boeing layoffs in recent years have not affected our asset quality, however, there is no assurance that any future Boeing layoffs will not adversely affect the Corporation's loan portfolio.

     Some economic stability may be provided to the Everett area by the "home port" for a United States Navy Nuclear Carrier battle group. This facility has brought a significant number of new residents to the surrounding market areas during the past two years, since its completed construction.

     Our market area in King County includes the growing cities east of Seattle and Lake Washington. This area's economy has been dominated by Microsoft, with other high technology companies playing an important role. Slowdowns and retrenchment with a number of these firms also could lead to slower economic growth than in the past with a potential impact on the financial services firms that serve the area.

     As a gateway to Asia, the Bank's market area has also benefited from the expansion of world trade. Economic weakness in either the United States or Asia will reduce that trade. Such slowdown in the international flow of goods and services could prove detrimental to the economy of the market area and potentially the quality of our loan portfolios.

Lending Activities
------------------

     General. The Bank originates business, consumer and real estate loans primarily through its full service office staff, business bankers and loan officers. Total loans equaled $606.6 million as of June 30, 2001. The total loans were adjusted by loans in process, unamortized loan fees, and the allowance for loan losses for a net loan balance of $564.9 million. At June 30, 2001, $113.7 million or 18.7% of loans consisted of business loans; $103.2 million or 17.0% were construction loans; $56.9 million or 9.4% of loans consisted of commercial real estate; $60.4 million or 10.0% were consumer loans; $165.0 million or 27.2% of the Bank's loans consisted of land loans and loans secured by one-to-four family residential properties; and $107.4 million or 17.7% consisted of multi-family loans, which brings the total loans secured by first liens on residential real estate to $272.4 million or 44.9% of loans.

     At June 30, 2001, loans in process, all attributable to construction loans, totaled $33.3 million or 5.5% of net loans; unamortized fees were $2.7 million or .45%; and the allowance for loan losses was $5.7 million or .94% of loans.

     Business Loans. Business bankers and loan officers direct their efforts toward establishing and maintaining ongoing relationships with local businesses and consumers. Our Business loan portfolio consists primarily of commercial business loans to small and medium sized businesses operating in Snohomish, King, and Skagit counties. These loans are secured primarily by receivables, equipment, other assets of the business and personal property, and the personal guarantee of the borrower. These loans typically have variable-rate terms or short-term fixed rates with maturities of up to five years. The Bank also offers unsecured operating lines of credit. Business loans are underwritten by the Bank on the basis of the borrower's cash flow and ability to service debt from earnings, as well as the underlying collateral value. The borrower is generally required to provide the Bank with financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their current assets; and to update this information annually. Business loans also include owner occupied real estate loans with terms comparable to the Bank's income producing property loans except that the Bank may require a higher debt service coverage ratio and a higher interest rate than if the loans were non-owner occupied. In addition, as the business banking activity increases, the Bank expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding. Business loans increased from $86.3 million at June 30, 2000 to $113.7 million at June 30, 2001. Unsecured business loans totaled $10.0 million at June 30, 2001.

     Business loans, to a greater extent, are subject to adverse conditions in the economy. In the case of loans secured by accounts receivable, the availability of funds for the repayment of such loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accordingly, the repayment of a commercial business loan depends primarily on the successful operation of the borrower's business and creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     The robust growth of the Business loan portfolio in recent years means that a portion of these loans are not seasoned on Cascade's books. While most of these borrowers are established businesses with successful track records, they have not weathered an economic downturn as Cascade customers. The Bank has only one business borrower that receives the bulk of its business from Boeing. Extensions of credit to this strong borrower represent less than 1% of the Bank's loan portfolio.

     Construction Loans. The Bank originates construction loans on one-to-four family homes either to individual borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have terms of 12-18 months. The interest rates charged on construction loans are indexed to the prime rate and vary depending on the loan. The Bank generally requires personal guaranties of payment from the principals of the borrowing entities. All construction loans require approval by various levels of corporate personnel, depending on the size of the loan. At June 30, 2000 and June 30, 2001, the Corporation's construction loans were $73.5 million and $103.2 million or 13.0% and 17.0% of the gross loan portfolio, respectively.

     The Bank also originates land acquisition and development loans where the source of repayment is either the sale of finished lots or the sale of homes to be constructed on the finished lots. The Bank has attempted to increase its construction loan portfolio because these loans have relatively high margins, floating interest rates and short-term maturities and because of the current favorable housing market in Snohomish, Skagit and Whatcom counties. At June 30, 2001, the Bank's maximum outstanding commitment to one builder totaled $8.3 million involving four different construction projects which are performing in accordance with their repayment terms. At that date, the Corporation had residential construction loans totaling $103.2 million (including $33.3 million of loans in process) representing 17.0% of Cascade's total loan portfolio. Of this amount, $76.3 million was to builders, $15.8 million was to individuals for custom home construction and $11.1 million represented acquisition and development loans.

     Construction loans involve further credit risks because loan funds are advanced upon the security of the project under construction that is of uncertain value before completion. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance additional funds to complete the development. If, upon completion of the project the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan. Delays may arise from labor problems, material shortages and other unpredictable contingencies in completing the project. Furthermore, if the estimate of value of a completed project is inaccurate, the Bank may be confronted with a project with a value that is insufficient to assure full repayment. As a result, these loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.

     Commercial Real Estate Loans. Commercial real estate loans totaled $56.9 million or 9.4% of the Bank's loans at June 30, 2001. All commercial real estate loans are secured by properties in the western Washington area, mainly in the Puget Sound region and occupied by the owner/borrower. Improved property such as office buildings and small commercial business properties such as strip shopping centers secure the Bank's commercial real estate loans. These loans are primarily fixed rate with a maximum reset on the interest rate of five years. At June 30, 2001, the largest commercial real estate and land loan in the Bank's portfolio was $4.1 million, which was performing according to its terms at that date.

     Multi-family Loans. Multi-family loans totaled $107.4 million or 17.7% of loans and 14.6% of total assets at June 30, 2001. The multi-family portfolio is principally comprised of small to medium-size apartment projects ($2.5 million in loan amount or less) with loan-to-value ratios in the 70% to 80% range. All new loan originations are in the Puget Sound region with adjustable rates.

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

     Consumer Loans. The Bank's consumer loan activities take two forms: home equity loans or lines of credit; and installment loans. Home equity loans are secured by a lien, generally junior in priority to a senior lien on the borrower's home, and may have a combined loan-to-value ratio of up to 90% of the value of the home securing the loan. Home equity loans are fixed amount loans which may have fixed or floating interest rates. Home equity lines of credit can be drawn upon at any time by the customer up to a specific amount. All these loans are at a floating rate. The balance outstanding for both types of home equity loans increased to $42.1 million at June 30, 2001 as compared to $41.5 million in 2000. At June 30, 2001 and 2000, the total amount of outstanding unused lines of credit were $24.4 million and $27.4 million, respectively. The second type of consumer loans are installment loans in which boats, automobiles, and recreational vehicles serve as collateral. This portfolio was $18.3 million at June 30, 2001 as compared to $20.6 million outstanding at June 30, 2000. Although boat loans total $13.2 million of the Corporation's installment loans at June 30, 2001, the Corporation has significantly decreased its origination of boat loans and expect this amount to decline further in the future.

     Consumer loans often entail greater risk than do residential first mortgage loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets such as automobiles or boats.
In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial ability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     One-to-Four Family Residential Loans. At June 30, 2001 residential loans totaled $165.0 million or 27.2% of loans. The Bank presently originates both fixed rate and adjustable rate mortgage ("ARMs") loans secured by one-to-four family properties with loan terms of up to 30 years. Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the shape of the yield curve, and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

     Residential Lending consists primarily of conforming and nonconforming first mortgage loans secured by single-family residential properties located principally in Snohomish, King, Skagit, Whatcom and Kitsap counties. The Bank's conforming residential loans meet the Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, debt ratios and documentation. The Bank's nonconforming residential loans are those that do not conform to agency underwriting guidelines, due to the size of the loan, as a result of credit histories, debt-to-income ratios, reliance on the borrower's stated income, non-owner occupied property, rural property, or other exceptions from agency guidelines. The Bank's nonconforming loans may be made to lower credit grade borrowers. At June 30, 2001, $51.4 million or 8.5% of the Bank's total outstanding loan portfolio and 31.2% of the Bank's one-to-four family residential loan portfolio consisted of nonconforming one-to-four family residential loans. In exchange for the additional risk associated with nonconforming loans, borrowers generally are required to pay a higher interest rate and receive a lower maximum loan-to-value ratio than for a conforming loan borrower.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and adjustable-rate residential one-to-four family owner occupied loans to 80% or less, of the lesser of the appraised value or purchase price of the underlying residential property. Non-owner occupied one-to-four family residential loans are limited to 70% or less, of the lesser of the appraised value or purchase price of the underlying residential property. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, according to established lending practices, market conditions and underwriting standards maintained by the Bank. Generally, all residential loans originated with a loan-to-value ratio above 80% have private mortgage insurance in an amount sufficient to reduce the Corporation's exposure to 75% or below.

     As of June 30, 2001, residential loans on non-accrual equaled $1.1 million. Of that total, $.7 million represents five single family residential loans and $.4 million represents four loans to one borrower on duplexes located in Yakima, Washington.

     The Bank has greatly reduced its emphasis on mortgage banking and
mortgage lending.   Fixed rate residential loans are sold, servicing
released, to one of our correspondents. The loans are sold on a "best efforts" basis. The Bank no longer packages its loans to sell as mortgage backed securities. ARM loans are held for the Bank's portfolio.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                For the Year Ended
                                                      June 30,
                                 1997      1998      1999      2000      2001
                                 --------------------------------------------
                                                   In thousands)

Total gross loans at
   beginning of period        $287,124   360,439   408,189   481,448   564,827
Loans originated
   Real estate mortgage
     One-to-four family
      residential               94,521   256,257   291,174   171,174    65,497
     Multi-family residential
      and commercial            37,427    24,977    57,149    12,563     4,869
   Construction                 28,592    57,089    53,405    57,921    81,161
   Business                     12,287    20,649    20,181    24,622    27,410
   Consumer                     22,947    11,742    11,427    16,040     9,668
                               -----------------------------------------------
     Total loans originated    195,774   370,714   433,336   282,293   188,605
Loans purchased                    110       245       685       449       129
Whole loans sold                50,825   190,374   229,910    83,758    35,637
Loan principal repayments       71,203   132,402   130,318   114,413   110,181
Other                             (541)     (433)     (534)   (1,192)   (1,147)
                               -----------------------------------------------
Loan activity, net              73,315    47,750    73,259    83,379    41,769
                               -----------------------------------------------
Total gross loans at end
  of period                   $360,439   408,189   481,448   564,827   606,596
                               ===============================================

Loans converted to mortgage-
 backed securities:
   Loans securitized          $ 17,419    24,400    20,137     8,814       --
   Mortgage-backed
    securities sold           $ 17,419    24,385    20,137     8,814       --


Loan Portfolio Analysis.  The following table sets forth the Corporation's loan portfolio by type of loan and by type of security as of the dates indicated.

                                                                        At June 30,
                             ----------------------------------------------------------------------------------------------------
                                   1997                1998                1999                2000                 2001
                             Amount    Percent    Amount   Percent    Amount   Percent    Amount    Percent   Amount    Percent
                             -----------------    ----------------    ----------------    ------------------  ------------------
                                                                   (Dollars in thousands)
Type of Loan
------------
Real estate mortgage
  Residential (1)           $245,649    71.99%    238,582    62.01    263,987    57.93    288,660    53.46    272,363    48.22
  Commercial                  25,250     7.40      31,746     8.25     49,066    10.77     54,320    10.06     56,913    10.08
Construction                  33,361     9.78      47,861    12.44     54,500    11.96     73,488    13.61    103,206    18.27
Business                      24,601     7.21      41,494    10.79     61,676    13.53     86,298    15.98    113,708    20.13
Consumer (2)                  31,578     9.26      48,506    12.61     52,219    11.45     62,061    11.49     60,406    10.69
                             --------------------------------------------------------------------------------------------------
     Total Loans             360,439   105.64     408,189   106.10    481,448   105.64    564,827   104.60    606,596   107.39
Less:
  Due to borrowers on
   construction loans         12,865     3.77      16,966     4.41     19,087     4.19     17,132     3.17     33,337     5.90
  Unearned discounts           2,494     0.73       2,346     0.61      2,371     0.52      2,719     0.50      2,703     0.48
  Allowance for possible
   loan losses                 3,879     1.14       4,143     1.08      4,254     0.93      5,004     0.93      5,687     1.01
  Valuation allowance on
   loans held for sale            --       --          --       --         --       --         --       --         --       --
                             --------------------------------------------------------------------------------------------------
     Total loans, net       $341,201   100.00%    384,734   100.00    455,736   100.00    539,972   100.00    564,869   100.00
                             =================================================================================================

Type of Security
----------------
Real estate mortgage
  One-to-four family (2)    $241,050    70.65%    251,805    65.45    261,822    57.45    290,857    53.86    307,049    54.35
  Multi-family                58,662    17.19      62,736    16.31     85,893    18.85    112,721    20.87    107,360    19.01
  Commercial                  25,250     7.40      31,746     8.25     49,066    10.77     54,320    10.06     56,913    10.08
  Land loans                     606     0.18         232     0.06        106     0.02         29     0.01      3,269     0.58
Other                         34,871    10.22      61,670    16.03     84,561    18.55    106,900    19.80    132,005    23.37
                             --------------------------------------------------------------------------------------------------
     Total Loans             360,439   105.64     408,189   106.10    481,448   105.64    564,827   104.60    606,596   107.39
Less:
  Due to borrowers on
   construction loans         12,865     3.77      16,966     4.41     19,087     4.19     17,132     3.17     33,337     5.90
  Unearned discounts           2,494     0.73       2,346     0.61      2,371     0.52      2,719     0.50      2,703     0.48
  Allowance for possible
   loan losses                 3,879     1.14       4,143     1.08      4,254     0.93      5,004     0.93      5,687     1.01
  Valuation allowance on
   loans held for sale            --       --          --       --         --       --         --       --         --       --
                             --------------------------------------------------------------------------------------------------
     Total loans, net       $341,201   100.00%    384,734   100.00    455,736   100.00    539,972   100.00    564,869   100.00


                             =================================================================================================

(1)  Includes construction loans converted to permanent loans.
(2)  Includes home equity loans.

     The following table sets forth the estimated repricing or maturity of the Bank's loans and mortgage-backed securities for years ended June 30, 2001, 2000 and 1999. Also shown is the dollar amount of such securities and loans which are scheduled to mature after one year based on interest rate terms. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. Mortgage-backed securities are reported without premiums or discounts or market value adjustments.

                                                 2001
                     ----------------------------------------------------------
                                                                     Mortgage-
                     Mortgage     Business     Consumer    Total       Backed
                     Loans         Loans       Loans       Loans     Securities
                     ----------------------------------------------------------
Amount repricing                           (In thousands)
or maturing
  Within one year    $149,777       39,862      43,078      232,717       2,694
  After one year
     through three     95,806       18,084       7,881      121,771          --
  After three years
     through five     117,112       37,957       2,889      157,958          --
  After five years     69,787       17,805       6,558       94,150      16,786
                     ----------------------------------------------------------
     Total           $432,482      113,708      60,406      606,596      19,480
                     ==========================================================

Interest rate terms
on amounts due
after one year
     Fixed           $ 29,288       58,984       9,247      97,519       16,786
     Adjustable      $317,109       17,584      47,885     382,578           --



                                                 2000
                     ----------------------------------------------------------
                                                                     Mortgage-
                     Mortgage     Business     Consumer    Total       Backed
                     Loans         Loans       Loans       Loans     Securities
                     ----------------------------------------------------------
Amount repricing                            (In thousands)
or maturing
  Within one year    $144,778       28,580      42,412     215,770        3,987
  After one year
    through three      76,487        8,097      12,109      96,693          399
  After three years
    through five       81,173       29,089       5,675     115,937           42
  After five years    114,030       20,532       1,865     136,427       28,686
                     ----------------------------------------------------------
     Total           $416,468       86,298      62,061     564,827       33,114
                     ==========================================================

Interest rate terms
on amounts due
after one year
  Fixed              $ 77,681       50,229       8,930     136,840       29,127
  Adjustable         $268,882       10,260      53,037     332,179           --


                                                 1999
                     ----------------------------------------------------------
                                                                     Mortgage-
                     Mortgage     Business     Consumer    Total       Backed
                     Loans         Loans       Loans       Loans     Securities
                     ----------------------------------------------------------
Amount repricing                            (In thousands)
or maturing

  Within one year    $115,828       28,669      29,885     174,382        4,394
  After one year
     through three     70,981        3,730       8,268      82,979        1,677
  After three years
     through five      67,051       15,452      12,817      95,320           43
  After five years    113,693       13,825       1,249     128,767       24,753
                     ----------------------------------------------------------
     Total           $367,553       61,676      52,219     481,448       30,867
                     ==========================================================

Interest rate terms
on amounts due
after one year
  Fixed              $ 73,633       31,609       7,008     112,250       22,360
  Adjustable         $240,160        9,526      43,538     293,224        4,113

Loan Maturity and Repricing
---------------------------

     The following table sets forth information at June 30, 2001, regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates and balloon repayment dates are shown as maturing at their next repricing date. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.



                                                          Due after     Due after     Due after
                                                          3 through     5 through     10 through     Due after
                                   Due during             5 years       10 years      15 years       15 years
                                the year ending           after         after         after          after
                                    June 30,              June 30,      June 30,      June 30,       June 30,
                           2002      2003     2004        2001          2001          2001           2001          Total
                         ---------------------------     ----------     ----------    ----------     ----------   -------
                                                              (In thousands)
Real estate mortgage
   Residential          $ 54,604    31,260    33,283       95,975        35,658        1,193          17,121       269,094
   Commercial             12,245     6,788     4,928       17,137        10,751        4,077             987        56,913
   Land                    2,803       414        52           --            --           --              --         3,269
Construction              80,125    18,073     1,008        4,000            --           --              --       103,206
Business                  39,862     6,615    11,469       37,958        17,161          320             323       113,708
Consumer                  43,078     5,872     2,009        2,889         2,822        3,644              92        60,406
                         -------------------------------------------------------------------------------------------------
     Total loans        $232,717    69,022    52,749      157,958        66,392        9,234          18,523       606,596
                         =================================================================================================



     The following table sets forth the dollar amount of all loans as of June 30, 2001, due after one year which have fixed or adjustable interest rates.

                             Fixed         Floating or
                             Rates      Adjustable Rates
                           -----------------------------
                                   (In thousands)
Real estate mortgage
   Residential              $25,183         238,289
   Commercial                 3,170          53,744
   Land                          --           2,804
Construction                    935          22,272
Business                     58,984          17,584
Consumer                      9,247          47,885
                            -------         -------
   Total                    $97,519         382,578
                            =======         =======

Asset Quality
-------------

     General. Banking regulations require that each insured institution review and classify its assets regularly. In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amounts.

     Cascade established the Credit Administration Division in 2001 to assure that the Bank maintains the quality of its loan portfolio. Management has comprehensive monthly and quarterly review procedures for identifying and classifying assets for weaknesses. Reserves are maintained for assets classified as substandard or doubtful. The objective of these review procedures is to identify any trends and determine the levels of loss exposure to evaluate the need for an adjustment to the reserve accounts.

     Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of the loan. The Bank's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, the Bank will initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan's principal becomes uncertain. It is intended that the Bank's allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. As of June 30, 2000 and 2001, the Bank had $573,000 and $1.3 million, respectively, of loans accounted for on a nonaccrual basis (i.e., loans upon which management believes the future collectibility of interest is uncertain).

     The aggregate amounts of the Bank's classified assets and of the Bank's general and specific loss allowances and charge-offs for the period then ended were as follows.

                                           At June 30,
                           -----------------------------------------
                            1997     1998     1999     2000     2001
                           -----------------------------------------
                                         (In thousands)

Substandard                $2,583    4,433    2,149    4,784    5,625
Doubtful                       --       --       --       --       45
General loss allowances     3,579    3,776    4,254    4,976    5,582
Specific loss allowances      300      367       --       28      105
Charge-offs                   272       45      323      146      329


Allowances for Loan Losses
--------------------------

     It is management's policy to maintain adequate allowances for estimated losses on known and inherent risks in the loan portfolio. Generally, the allowances are based on, among other things, the size and composition of the loan portfolio, historical loan loss experience, evaluation of economic conditions, and in various sectors of the Bank's customer base, detailed analysis of individual loans for which collectibility may not be assured and determination of the existence and realizable value of the collateral and guarantees securing the loan. Management has allocated the allowance to various portfolio segments; however, the allowance is applicable to the loan portfolio in its entirety.

     While the Corporation believes that the established allowance for loan losses is adequate at June 30, 2001, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require the Bank to increase its allowance for loan losses, thereby adversely affecting the Corporation's financial condition and net income.

     The Corporation provided $427,000, $770,000, and $980,000 of loan loss provisions for the three years ended June 30, 1999, 2000 and 2001, respectively. Management believes that reserves are adequate at this time. However, the Bank's intent to originate additional commercial loans and other higher risk loan products may necessitate increasing the Bank's allowance for loan losses in future years. Management expects to record additional provisions for losses on loans in future years as portfolios increase and diversify.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                  At June 30,
                                   1997     1998     1999     2000     2001
                                   ----------------------------------------
                                             (Dollars in thousands)
Loans accounted for on non-
accrual basis:
  Real estate mortgage
    Residential                   $  759     971      618      221    1,112
    Commercial                        --      --       --       --       --
    Land loans                        --      --       --       --       --
  Business                           152     199      338      226      166
  Consumer                            --     751      245      126       37
                                   ----------------------------------------
     Total                           911   1,921    1,201      573    1,315

Accruing loans which are
contractually past due 90
days or more:
  Real estate mortgage

    Residential                      141      --       --       --       --
    Commercial                        --      --       --       --       --
    Business                          --      --       --       --       --
    Consumer                          17      --       --       --       --
                                   ----------------------------------------
Total of non-accrual and
90 days past due loans             1,069   1,921    1,201      573    1,315
  Real estate owned                  750      74       --      528      787
                                   ----------------------------------------
    Total non-performing assets   $1,819   1,995    1,201    1,101    2,102
                                   ========================================

Total loans delinquent
90 days or more to net loans        0.31%   0.50     0.26     0.11     0.23

Total loans delinquent 90 days
or more to total assets             0.25%   0.43     0.22     0.08     0.18

Total non-performing assets
to total assets                     0.42%   0.45     0.22     0.16     0.29

     Certain loans meet the criteria of troubled debt restructuring as defined in Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan," and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," respectively.

                                                        At June 30,
                                            --------------------------------
                                            1997   1998   1999   2000   2001
                                            --------------------------------
                                                       (In thousands)

Restructured loans                          $ --     --     --     --     --
Interest foregone on restructured loans        6     --     --     --     --


     The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage by category as of the dates indicated.

                                                                               At June 30,
                                       ----------------------------------------------------------------------------------------
                                             1997               1998               1999               2000               2001
                                       ----------------------------------------------------------------------------------------
                                       Amount     %       Amount     %       Amount     %       Amount     %       Amount     %
                                       ------------       ------------       ------------       ------------       ------------
                                                                        (Dollars in thousands)
Real estate mortgage:
  Residential                         $    --     --          --     --         --      --           5     --          95    .06
  Commercial real estate                  300   1.19         300   0.95         --      --          --     --          --     --
  Land acquisition and development         --     --          --     --         --      --          --     --          --     --
Construction                               --     --          67   0.14         --      --          --     --          --     --
Business                                   --     --          --     --         --      --           5    .01          --     --
Consumer                                   --     --          --     --         --      --          18    .09          10    .05
Unallocated                             3,579    N/A       3,776    N/A      4,254     N/A       4,976    N/A       5,582    N/A
                                       ---------------------------------------------------------------------------------------
Total allowance for loan losses
  to net loans                        $ 3,879   1.14%      4,143   1.08      4,254    0.93       5,004   0.93       5,687   1.01
                                       =========================================================================================


     The following table sets forth an allocation of the unallocated allowance by loan category as of the dates indicated The unallocated allowance is however applicable to the loan portfolio in its entirety.


                                                     At June 30,
                                       1997     1998     1999     2000     2001
                                      -----------------------------------------
                                                    (In thousands)
Real estate mortgage:
  Single-family residential          $  540      525      961    1,014    1,002
  Multi-family                          590      630      460      619      672
  Commercial real estate                610      760    1,160      544      569
  Land acquisition and development        6       --       30       --      159
Construction                            545      790      420      569      612
Business                                500      625      740    1,881    2,203
Consumer                                310      400      370      349      285
Unallocated                             478       46      113       --       80
                                      -----------------------------------------
  Unallocated allowance for
  loan losses to net loans           $3,579    3,776    4,254    4,976    5,582
                                      =========================================

     The following table sets forth an analysis of the Corporation's allowance for possible loan losses for the periods indicated.

                                                     For the Year
                                                    Ended June 30,
                                       1997     1998     1999     2000     2001
                                      -----------------------------------------
                                                (Dollars in thousands)

Allowance at beginning of period    $3,336    3,879    4,143    4,254    5,004
Provision for loan losses              810      246      427      770      980
Charge-offs
   Residential real estate              59       --        7       16      166
   Commercial real estate               --       --       --       --        2
   Construction                         --       --       --       --       --
   Business                            178       29       49       53       46
   Consumer                             35       16      267       77      115
      Total charge-offs                272       45      323      146      329
      Recoveries                        (5)     (63)      (7)    (126)     (32)
Net charge-offs and allowance
  recovered                            267      (18)     316       20      297
                                     -----------------------------------------
Balance at end of period            $3,879    4,143    4,254    5,004    5,687
                                     =========================================

Ratio of allowance to net loans
  outstanding at the end of the
  period                              1.14%    1.08     0.93     0.93     1.01

Ratio of net charge offs to average
  loans outstanding during the
   period                             0.09%    0.01     0.08     0.03     0.06

Ratio of loan loss allowance to
  nonperforming assets              213.25%  207.67   354.20   454.50   270.55


Asset and Liability Management Activities
-----------------------------------------

     The Bank uses a variety of tools to measure, monitor, and manage interest rate risk. The Board of Directors reviews the interest rate risk management activities of the Bank on a regular basis. The Bank's primary rate risk management tool is a simulation model. The Bank's net interest income and the value of its capital are measured under different interest rate scenarios. To limit its interest rate risk, the Bank has focused on originating more interest rate sensitive assets, such as prime based loans, while reducing its long-term, fixed rate assets through selling long term residential mortgages in the secondary market. The vast majority of the loans that the Bank keeps in its portfolio have repricing periods of five years or less. The Bank uses FHLB advances to fund its intermediate term assets. Cascade uses reverse repurchase agreements to provide inexpensive short term funding. These agreements are generally for three months or less and provide the Bank with liabilities that reprice relatively quickly, which helps match the repricing characteristics of our prime based loans.

     While the Bank does not have any outstanding interest rate exchange agreements, it has used interest rate swaps, caps and floors in the past to control the amount of its interest rate risk. At June 30, 2000 and 2001, the Corporation had no caps, floors or swaps outstanding.

     Average Balance Sheets. The Bank primarily depends on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Bank's interest-earning assets and interest-bearing liability portfolios. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amount of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for each period have been calculated using the average daily balance for each period presented.


                                                                   For the Year Ended June 30,
                               --------------------------------------------------------------------------------------------------
                                             1999                              2000                              2001
                               --------------------------------------------------------------------------------------------------
                                           Interest                          Interest                          Interest
                               Average       and        Yield/   Average       and        Yield/   Average       and       Yield/
                               Balance     Dividend      Cost    Balance     Dividend      Cost    Balance     Dividend     Cost
                               --------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
ASSETS
Interest-earning assets (1)
  Mortgage loans               $321,038      25,878      8.06    383,595       31,280      8.15    398,893       33,313     8.35
  Consumer loans                 48,755       4,273      8.76     57,138        4,740      8.30     63,020        5,496     8.72
  Business loans                 48,414       4,600      9.50     76,672        7,135      9.31     98,100        9,088     9.26
                                -------------------------------------------------------------------------------------------------
     Total loans                418,207      34,751      8.31    517,405       43,155      8.34    560,013       47,897     8.55

  Mortgage-backed securities     30,805       1,835      5.96     30,779        1,932      6.28     29,123        1,871     6.42
  Investment  securities         14,482         904      6.24     40,081        2,680      6.69     83,285        5,755     6.91
  Daily interest-earning
   deposits and FHLB stock        9,218         715      7.76      9,858          815      8.27     17,030        1,166     6.85
                                -------------------------------------------------------------------------------------------------
          Total interest-
          earning assets        472,712      38,205      8.08    598,123       48,582      8.12    689,451       56,689     8.22

Noninterest-earning assets
  Office properties and
   equipment, net                 9,225                            9,281                             8,941
  Real estate, net                  209                              491                               630
  Other noninterest-earning
   Assets                        13,947                           11,559                            11,311
                                -------                          -------                           -------
     Total assets              $496,093                          619,454                           710,333
                                =======                          =======                           =======

LIABILITIES AND EQUITY
Interest-bearing liabilities
  Passbook accounts            $ 12,781         391      3.06     11,446          351      3.07     10,915          309     2.83
  Checking accounts              18,540         409      2.21     18,408          389      2.11     21,783          395     1.81
  Money market accounts          69,426       3,233      4.66    119,219        5,963      5.00     96,491        4,328     4.49
  Certificates of deposit       220,921      12,392      5.61    232,192       13,098      5.64    242,501       15,073     6.22
                                -------------------------------------------------------------------------------------------------
     Total interest-bearing
      Deposits                  321,668      16,425      5.11    381,265       19,801      5.19    371,690       20,105     5.41

Other interest-bearing
liabilities
  FHLB advances                 102,045       5,280      5.17    160,182        9,093      5.68    221,397       13,843     6.25
  Other interest-bearing
   Liabilities                    5,571         251      4.50     12,519          953      7.61     45,127        3,180     7.05
     Total interest-bearing
      Liabilities               429,284      21,956      5.11    553,966       29,847      5.39    638,214       37,128     5.82

Other liabilities                33,216                           29,710                            31,562
                                -------                          -------                           -------
  Total liabilities             462,500                          583,676                           669,776

Retained earnings                33,593                           35,778                            40,557
                                -------                          -------                           -------
  Total liabilities and
   retained earnings           $496,093                          619,454                           710,333
                                =======                          =======                           =======

Net interest income (2)                    $ 16,249                            18,735                            19,561
                                            =======                            ======                            ======
Interest rate spread (3)                                 2.97                              2.73                             2.40

Net interest margin (4)                        3.44                              3.13                              2.84

Average interest-earning
  assets to average interest-
  bearing liabilities            110.12                           107.97                            108.03


----------------------------
(1) Does not include interest on loans 90 days or more past due.
(2) Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(3) Total interest-earning assets yield less total interest-bearing liabilities cost.
(4) Net interest income as an annualized percentage of total interest-earning assets.


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

                                                                       Year Ended June 30,
                      ----------------------------------------------------------------------------------------------------------
                                  1999 Compared to Year               2000 Compared to Year               2001 Compared to Year
                                   Ended June 30, 1998                 Ended June 30, 1999                  Ended June 30, 2000
                                   Increase (Decrease)                 Increase (Decrease)                  Increase (Decrease)
                                         Due to                              Due to                               Due to
                      ----------------------------------------------------------------------------------------------------------
                                            Rate/                            Rate/                               Rate/
                        Rate     Volume    Volume    Net    Rate   Volume    Volume    Net     Rate    Volume    Volume     Net
                      ----------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Interest-earning
 assets
  Mortgage loans (1)   $(1,007)   2,362     (97)     1,258    301    5,042      59     5,402    755     1,247      30      2,033
  Consumer loans (1)       (19)     745      (4)       722   (229)     735     (39)      467    243       488      25        756
  Business loans (1)      (126)   1,865     (80)     1,659    (95)   2,685     (55)    2,535    (32)    1,994      (9)     1,953
                       ---------------------------------------------------------------------------------------------------------
     Total loans        (1,152)   4,972    (181)     3,639    (23)   8,462     (35)    8,404    966     3,729      46      4,742
  Mortgage-backed
   securities                8      234       1        243     99       (2)     --        97     45      (104)     (2)       (61)
  Securities                52      284      28        364     64    1,597     115     1,776     90     2,889      97      3,075
  Daily interest-
   earning deposits       (183)     308     (83)        42     47       50       3       100   (140)      593    (102)       351
                         -------------------------------------------------------------------------------------------------------
Total net change in
 income on interest-
 earning assets        $(1,275)   5,798    (235)     4,288    187   10,107      83    10,377    961     7,107      39      8,107
                         =======================================================================================================
Interest-bearing
 liabilities
  Interest-bearing
    deposits           $  (517)   1,819     (82)     1,220    257    3,071      48     3,376    822      (497)    (21)       304
  FHLB advances           (441)   1,916    (210)     1,265    513    3,008     292     3,813    923     3,475     353      4,751
  Other borrowings        (223)    (565)    140       (648)   173      313     216       702    (71)    2,482    (184)     2,227
Total net change in
 Expenses on interest-
 bearing liabilities   $(1,181)   3,170    (152)     1,837    943    6,392     556     7,891  1,674     5,460     148      7,282
                         =======================================================================================================
Net change in net
 interest income                                    $2,451                             2,486                                 825
                                                     =====                             =====                                 ===

(1) Does not include interest on loans 90 days or more past due.

Investment Activities
---------------------

     The Board of Directors sets the investment policy of the Bank. This policy dictates that investments will generally be made with the intent of holding them available-for-sale and will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Bank as well as the return on the investment. The Bank's policy does not permit the purchase of non-investment grade bonds. The policy permits the investment in various types of assets permissible under FDIC regulation including: United States Treasury obligations; securities of certain government sponsored enterprises , mortgage-backed securities ("MBS"), securities, collateralized mortgage obligations ("CMOs"), state and municipal government bonds, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and Federal funds. Subject to various restrictions, the Bank may also invest part of its assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally insured depository institutions are authorized to make directly.

     The responsibility for the management of the investment portfolio is primarily the responsibility of the Chief Financial Officer (CFO). The CFO acts within policies established by the Board of Directors and all investment activity is reported to the Management Committee of the Bank and the Audit and Finance Committee of the Board of Directors. At June 30, 2000 and 2001, the Corporation's securities portfolio totaled $104.3 million and $135.8 million, respectively. All investment securities, except the corporate bonds, are AAA rated. CMO's held for investment grew from $20.5 million to $64.0 million for the year ended June 30, 2001. These securities are issued by government sponsored enterprises (FNMA, FHLMC) or mortgage banking conduits. All are backed by residential mortgages. These securities have very little credit risk, but may have low to high degrees of interest rate risk depending on the structure of security. While these securities are slightly less liquid than standard MBS passthrough securities, the higher relative yield and the shorter average life more than offset the reduced liquidity.

     For further information concerning the Corporation's securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Subsidiary Activity
-------------------

     Cascade Financial has two subsidiaries: Cascade Bank and Cascade Capital Trust. On March 1, 2000, Cascade Capital Trust I issued $10.0 million aggregate liquidation amount of its 11.0% capital securities, due March 1, 2030 Series A ("Capital Securities"), which were exchanged on August 30, 2000 for its 11.0% capital securities due March 1, 2030 Series B. The Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Cascade Capital Trust I under the trust agreements. Cascade Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire junior subordinated debentures issued by the Corporation. The junior subordinated debentures total $10.3 million, have an interest rate of 11.00%, mature on March 1, 2030 and are the sole assets of Cascade Capital Trust I. The junior subordinated debentures are prepayable, in whole or in part, at the Corporation's option on or after March 1, 2010 at declining premiums to maturity. Proceeds totaling approximately $9.4 million from the issuance of the junior subordinated debentures were used to increase the capital level of Cascade Bank.

     Cascade Bank, a full service community bank, offers a wide range of products and services. Cascade Investment Services, a subsidiary of Cascade Bank, markets annuity products, mutual funds and property and casualty insurance to customers and non-customers in the Bank's market areas. Management believes offering these product lines increases customer awareness, expands product lines and provides a valuable alternative to the deposit products offered by the Bank. Revenues from the subsidiary increase the Bank's non-interest income.

Real Estate Development
-----------------------

     Cascade owns a five acre parcel which is in the pre-development stage. As of June 30, 2001, the approximate book balance is $562,000. Upon receiving final zoning and other approvals, it is anticipated the Bank will sell the property. It is currently anticipated the parcel will contain approximately 20 lots upon completion of the project. Management cannot predict when it will receive the necessary approvals for the development of this parcel and when the project will be completed.


     The following table summarizes the carrying value and estimated market value of the Corporation's portfolio of investment securities at the dates indicated.

                                                                             At June 30,
                                --------------------------------------------------------------------------------------------------
                                        1997                 1998                 1999                2000                2001
                                 Carrying   Market   Carrying   Market   Carrying   Market   Carrying   Market   Carrying   Market
                                  Value     Value     Value     Value     Value     Value     Value     Value     Value     Value
                                --------------------------------------------------------------------------------------------------
                                                                   (In thousands)
Investment securities
  US Treasury                    $15,929   15,929     1,002    1,002        --       --         --        --         --       --
  Municipals                       4,938    4,938        --       --        --       --         --        --         --       --
  Agency Notes                     5,871    5,871     2,177    2,177    37,298   37,298     34,940    34,940     35,671   35,671
  Agency MBS                      29,657   29,517    23,004   22,933    29,604   29,565     32,718    32,173     19,473   19,337
  CMO                                493      493       468      468       209      209     20,515    20,515     63,950   63,950

  Corporate securities
   and mutual funds                2,971    2,971        --       --        --       --      5,117     5,149      4,043    4,043
                                  ----------------------------------------------------------------------------------------------

    Total investment securities  $59,859   59,719    26,651   26,580    67,111   67,072     93,290    92,777    123,137  123,001
                                  ==============================================================================================

Federal Reserve stock            $    70       70        --       --        --       --         --        --         --       --
FHLB-Seattle stock                 5,074    5,074     5,486    5,486     7,346    7,346     10,945    10,945    12,668    12,668
                                  ----------------------------------------------------------------------------------------------
                                 $ 5,144    5,144     5,486    5,486     7,346    7,346     10,945    10,945    12,668    12,668
                                  ==============================================================================================


     The following table sets forth the Corporation's securities portfolio at carrying value at the dates indicated.

                                                                   At June 30,
                 ------------------------------------------------------------------------------------------------------------------
                        1997                    1998                  1999                   2000                    2001
                Carrying   Percent of   Carrying  Percent of   Carrying  Percent of   Carrying  Percent of   Carrying   Percent of
                 Value     Portfolio     Value    Portfolio     Value    Portfolio     Value    Portfolio     Value     Portfolio
                -------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
US Treasury      $15,929    26.61      1,002        3.76           --        --           --           --          --         --
Municipals         4,938     8.25         --          --           --        --           --           --          --         --
Agency Notes       5,871     9.81      2,177        8.17       37,298     55.58       34,940        37.45      35,671      28.98
Agency MBS        29,657    49.55     23,004       86.31       29,604     44.11       32,718        35.07      19,473      15.81
CMO                  493     0.82        468        1.76          209      0.31       20,515        21.99      63,950      51.93
Corporate
 Securities
 and mutual
 funds             2,971     4.96         --          --           --        --        5,117         5.49       4,043       3.28
                  --------------------------------------------------------------------------------------------------------------
     Total       $59,859   100.00     26,651      100.00       67,111    100.00       93,290       100.00     123,137     100.00
                  ==============================================================================================================

Deposit Activities and Other Sources of Funds
---------------------------------------------

     General. The Bank's primary sources of funds are deposits, FHLB-Seattle advances and reverse repurchase agreements, the principal and interest payments on loans, and proceeds from loan sales. Loan repayments and FHLB advances are relatively stable sources of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

     Deposit Accounts. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook, checking, money market, and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies. The Bank's deposits are obtained primarily from the areas in which its branches are located. The Bank relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. Individual certificate accounts in excess of $100,000 are not actively solicited by the Bank. In the coming year, the Bank will focus deposit gathering activities on its new line of business deposit products. Management expects a significant portion of its deposit growth for fiscal 2002 will occur in these products.

     In the unlikely event Cascade is liquidated, certain depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders. Substantially all of Cascade's depositors are residents of the State of Washington.

     The following table sets forth information concerning the Bank's deposits at June 30, 2001. The indicated interest rates were those being offered at June 30, 2001.

                                                                     Percentage
Interest                                         Minimum              of Total
 Rate        Term         Category               Amount    Balance    Deposits
--------   --------       ----------              -------   -------    --------
(In thousands)

1.00%      None          Checking                 $   100  $ 24,428     6.08%
2.25       None          Regular savings              100    11,209     2.79
3.25       None          Money market accounts      2,500    88,717    22.07
0.00       None          Noninterest checking         100    22,072     5.49

                       Certificates of Deposit
3.96       0 -   3 mos.  Fixed term, fixed rate     1,000    53,332    13.27
4.01       4 -   6 mos.  Fixed term, fixed rate     1,000    49,404    12.29
4.06       7 -  12 mos.  Fixed term, fixed rate     1,000    28,068     6.98
4.15      13 -  24 mos.  Fixed term, fixed rate     1,000     7,428     1.85
4.50      25 -  48 mos.  Fixed term, fixed rate     1,000     4,326     1.08
4.81      49 - 120 mos.  Fixed term, fixed rate     1,000     2,076      .52
0.00      Various        Variable rate              1,000        --       --
4.10      Various        Jumbo certificates       100,000   110,855    27.58
                                                            -------   ------
                                                           $401,915   100.00%
                                                            =======   ======

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30,
2001.   Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                  Jumbo Certificates

Maturity Period                       of Deposits
---------------                     --------------
                                    (In thousands)

Three months or less                   $ 46,274
Over three through six months            30,637
Over six through twelve months           27,924
Over twelve months                        6,020
                                        -------
Total                                  $110,855
                                        =======

     Borrowings. The Bank relies upon advances from the FHLB-Seattle to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank's first mortgage residential loans and eligible securities. At June 30, 2000 and 2001, the Bank had $215.7 million and $232.1 million, respectively, in advances from the FHLB-Seattle. The Bank's current credit limit with the FHLB-Seattle is 35% of total assets.

     The Bank enters into reverse repurchase agreements with nationally recognized securities dealers. Reverse repurchase agreements are accounted for as borrowings by the Bank and are secured by designated investments, primarily the notes of federal agencies and mortgage-backed securities guaranteed by those agencies. The proceeds of these transactions are used to meet the cash flow and interest rate risk management needs of the Bank. At June 30, 2000 and 2001, the Bank had $5.8 million and $36.9 million, respectively, in outstanding reverse repurchase agreements.

     Cascade Bank has established Fed funds borrowing lines with two of its larger correspondent banks. During the Fiscal year, neither line was used.

     The following table sets forth certain information regarding borrowings by the Corporation at the end of, and during, the periods indicated.

                                                          At or For the Year
                                                            Ended June 30,
                                                        1999     2000     2001
                                                       ------------------------
                                                        (Dollars in thousands)
Weighted average rate at June 30, paid on:
   Securities sold under agreements to repurchase       4.85%    6.46     4.02
   FHLB advances                                        5.01%    6.21     6.07

Maximum amount of borrowings outstanding at any
 month end:
   Securities sold under agreements to repurchase   $ 11,976   21,696   54,237
   FHLB advances                                     141,996  215,656  236,712

Approximate average borrowings outstanding
 with respect to:
   Securities sold under agreements to repurchase      5,571    9,082   34,231
   FHLB advances                                     102,045  165,524  221,075

Approximate weighted average rate paid on:
   Other interest-bearing liabilities*                  4.51%    7.60     7.05
   FHLB advances                                        5.17%    5.68     6.25

*including Trust Preferred Securities

     Trust Preferred Securities. On March 1, 2000 Cascade Capital Trust I issued ten million par value Trust Preferred Securities. These securities are considered core capital for the purposes of regulatory capital requirements. Cascade Capital Trust I, a new wholly owned subsidiary, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust.
All of the common securities of the Trust are owned by Cascade Financial Corporation. The corporation is using the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. The Trust preferred securities are included with borrowings as a separate line item in the consolidated balance sheet and distributions payable are treated as interest expense in the consolidated statement of operations.

Competition
-----------

     The Bank competes for both loans and deposits. The Puget Sound metropolitan area has a high density of financial institutions, some of which are larger and have greater financial resources than the Corporation, and all of which are competitors of the Corporation to varying degrees.
The Bank's competition for loans comes principally from other commercial banks and other financial institutions. Its most direct competition for deposits has historically come from other financial institutions. The
Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities.

Personnel
---------

     As of June 30, 2001, the Corporation had 144 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.


REGULATION

General
-------

     The Bank was subject to extensive regulation, examination and supervision by the OTS during fiscal 2001. Since July 27, 2001 the regulation, examination and supervision of the Bank is conducted jointly by the FDIC and the DFI. The DFI is an independent agency and the regulator of all state chartered institutions in Washington. The Director of the DFI is appointed by the Governor of the State of Washington. As a state-chartered commercial bank, Cascade is subject to the applicable provisions of Washington law and regulations. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Bank is subject to periodic examination and reporting requirements by and of its state banking regulators.

     The regulation of the holding company is within the purview of the Federal Reserve. The Bank must comply with the Federal Deposit Insurance
Act ("FDIA") and the regulations issued by the FDIC and the DFI to implement this statute. This law and these regulations delineate the nature and extent of the activities in which the bank engages. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the FDIC and the DFI to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies by the FDIC, the DFI, the Federal Reserve or Congress could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation, as a bank holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Federal Reserve.

Regulation of the Bank
----------------------

     For the year ended June 30, 2001, the Bank was regulated by the OTS. Since the Bank's charter conversion to a Washington commercial bank on July 27, 2001, the Bank has been regulated by the DFI. Because the charter conversion did not occur until after the Bank's fiscal year end, this discussion reflects the Bank's regulation by the OTS during the year ended June 30, 2001.

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among its functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions. All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended June 30, 2001 was $111,200.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association
Insurance Fund ("SAIF"). Cascade's deposit accounts are insured by the FDIC to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Institutions are assigned to one of three capital groups that are based solely on an institution's level of capital. These three groups are then divided into three subgroups which reflect levels of supervisory concern. An institution's assessment rate depends on the capital category and the supervisory category to which it is assigned.

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

     Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the DFI. Management of Cascade does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-income and moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance.

     Cascade has received an "outstanding" CRA rating from the OTS reflecting the Bank's commitment to meeting the credit needs of the communities it serves.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines").
The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If a federal banking agency determines that a financial institution fails to meet any standard prescribed by the Guidelines, the agency may require Cascade to submit to the agency an acceptable plan to achieve compliance with the standard. Management is not aware of any conditions relating to these safety and soundness standards which would require the submission of a plan of compliance.

     Qualified Thrift Lender Test. As a savings associations, the Bank was required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on its operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. At June 30, 2001, the Bank met the test and its QTL percentage was 75.1%. Since the Bank converted to a commercial bank charter, it is no longer subject to the QTL test.

     Capital Requirements. All FDIC insured institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The FDIC has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement.

     The capital standards also require capital equal to 4% of adjusted total assets. Core capital generally consists of tangible capital. At June 30, 2001, the Bank had core capital equal to $53.0 million or 7.25% of adjusted total assets, which is $23.8 million above the minimum leverage requirement of 4% as in effect on that date.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2001, the Bank had tangible capital of $53.0 million, or 7.25% of adjusted total assets, which is approximately $36.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2001, the Bank did not have any intangible assets.

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

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

     On June 30, 2001, the Bank had total risk-based capital of approximately $58.0 million, including $53.0 million in core capital and $5.0 million in qualifying supplementary capital, and risk-weighted assets of $511.9 million, or total capital of 11.34% of risk-weighted assets. This amount was $17.1 million above the 8% requirement in effect on that date.

     As a Washington state commercial bank, Cascade is subject to the FDIC's minimum capital standards. The FDIC's minimum capital standards require the most highly rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or core capital) consists of common stockholders' equity, non-cummulative preferred stock, minority interests in consolidated subsidiaries minus all intangible assets and other than certain accounting adjustments. All other banks must have a Tier 1 leverage ratio at least 100 basis points above the 3% minimum.

     Any insured bank with a Tier 1 capital ratio of less than 2% is deemed to be operating in an unsafe and unsound condition unless the bank enters into a written agreement with the FDIC to correct its capital deficiency. Insured banks operating with lower than the prescribed minimum capital generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative actions as the FDIC deems necessary.

     FDIC regulations also require that banks meet a risk-based capital standard, which requires the maintenance of total capital (Tier 1 plus Tier 2) to risk weighted assets of 8% and Tier 1 capital to risk weighted assets of 4%. The level of risk weighted assets is determined by a risk weighting that the FDIC assigns to all assets plus certain off-balance sheet items. Tier 1 capital is the same as the leverage requirement. Tier 2 capital consists of cumulative preferred stock, mandatory convertible securities, term subordinated debt and the allowance for loan losses. The allowance for loan losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital cannot exceed 100% of Tier 1 capital.

     FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound. The FDIC regulations state that if the FDIC determines that conditions so warrant, it may impose a greater capital standard on a particular institution.

     Management believes that the Bank, as a Washington commercial bank, will continue to meet its minimum capital requirements in the forseeable future. However, events beyond the control of the Bank could adversely affect future earnings and , consequently, the ability of the Bank to meet its capital requirements.

     Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital of not less than 4%, and a leverage ratio of not less than 4%. Any institution which fails to meet these levels will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Failure by an institution to comply with applicable capital requirements will result in restrictions on their activities and lead to enforcement actions, including the issuance of a capital directive to ensure the maintenance of adequate capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.

     At June 30, 2001 Cascade was a "well capitalized" institution under the prompt corrective action regulations of the OTS and FDIC.

     Loans-to-One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of Cascade's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans-to-one-borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2001, the Bank had no borrowers with balances in excess of this loans-to-one-borrower limit.

     As a state chartered commercial bank, Cascade is also subject to a loans-to-one borrower limit. This limit is 20% of Cascade's unimpaired capital and surplus. At June 30, 2001, the Bank had no borrowers with balances in excess of the new loans-to-one-borrower limit.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the institution was a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and affiliates are required to be on similar terms to those with non-affiliates. In addition, certain transactions, such as loans to affiliates, are restricted as a percentage of an association's capital. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations. These regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     As a state commercial bank, Cascade is subject to various legal limitations that restrict the Bank for lending or otherwise supplying funds to the Corporation (an "affiliate"). Generally such transactions with the affiliate are limited to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. Such transactions, excluding extensions of credit, sales of securities or assets and provision of services, also must be on terms consistent with safe and sound banking practices and substantially similar to those available to unaffiliated companies.

     Regulatory and Criminal Enforcement Provisions. Under the FDIA, the FDIC has primary enforcement responsibility over state chartered commercial banks and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, a cease and desist order, or removal of officers or directors, receivership, conservatorship or termination of deposit insurance.
Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Regulation of the Corporation
-----------------------------

     For the year ended June 30, 2001, the Corporation was a unitary savings and loan holding company subject to regulatory oversight by the OTS. Accordingly, the Bank was required to register and file reports with the OTS and was subject to regulation and examination by the OTS.

     As a financial holding company, the Corporation is registered with the Federal Reserve. Bank holding companies with a financial holding company election, are subject to comprehensive regulation and examination by the Federal Reserve under the Bank Holding Company Act of 1956 ("BHCA") and the regulations of the Federal Reserve. The Corporation is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require. The Federal Reserve has extensive enforcement authority over bank holding companies. In general, enforcement actions may be initiated for violations of law and regulations and unsafe and unsound practices.

     New Legislation. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The purpose of the legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

     Acquisitions. Under the BCHA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all the assets of another bank or bank holding company; and (3) merging or consolidating with another bank or bank holding company.

     The BCHA also prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company. The Act as prohibits a bank holding company from engaging in activities other than those of banking, managing or controlling banks or providing services to its subsidiaries. The principal exception to these prohibitions involve certain activities, which by statute or regulation have been identified as closely related to banking.

     Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the Corporation's net income for the past year is sufficient to cover both the cash dividend and a rate of retention consistent with the Corporation's capital needs. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow to pay dividends.

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements the FDIC has for the Bank. The Federal Reserve regulations provided that capital standards will be applied on a consolidated basis in the case of bank holding company with more than $150 million in total consolidated assets.

     The Corporation's total risk based capital must equal 8% of risk weighted assets and 4% must consist of Tier 1 capital.

     Stock Repurchases. Bank holding companies, except for certain "well capitalized" and highly rated companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption is equal to or greater than 10% of consolidated net worth during the preceding twelve months. The Federal Reserve may disapprove any such purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice.

                              TAXATION

Federal Taxation
----------------

     The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Cascade's reserve for bad debts discussed below.
The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

Tax Bad Debt Reserves
---------------------

     For taxable years beginning prior to January 1, 1996, savings institutions such as Cascade which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on Cascade's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. Cascade's deduction with respect to non-qualifying loans was computed under the experience method, which essentially allows a deduction based on Cascade's actual loss experience over a period of several years. Each year Cascade selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Bank used the percentage method bad debt deduction for the taxable years ended June 30, 1994, 1995 and 1996.

     The reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. As a result, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income method. Instead, Cascade is required to compute its deduction based on specific charge-offs during the taxable year (Cascade anticipates that this will result in a higher effective tax rate). The repeal of the reserve method requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. The Corporation qualified, under the provisions of this tax legislation, for a two-year deferral of its bad debt recapture.

     Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, Cascade would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. SFAS 109 provides that savings banks are not required to provide a deferred tax liability for additions to the tax bad debt reserve accumulated as of December 31, 1987, which amount for the Corporation is $473. Among other things, the qualifying thrift definitional tests required Cascade to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by Cascade in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

Distributions
-------------

     To the extent that the Bank makes "non-dividend distributions" to the Corporation that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in Cascade's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of Cascade's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for Cascade. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Cascade makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be included in gross income for federal income tax purposes.

Corporate Alternative Minimum Tax
---------------------------------

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

Dividends-Received Deduction and Other Matters
----------------------------------------------

     The Corporation may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Bank will not file a consolidated tax return, except that if the Corporation or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 0.15% of gross receipts; however interest received on loans secured by mortgages or deeds of trust on residential properties and interest on obligations issued or guaranteed by the United States are not presently subject to the tax. On August 15, 1994, the Department of Revenue of the State of Washington began an audit of the Corporation's records for compliance regarding the business and occupation tax. The Corporation had not been audited for 18 years. The Department of Revenue has issued a tax billing for approximately $148,000 of which the Corporation has accrued $80,000. The Corporation has filed an appeal with the Department of Revenue. A determination has been issued reversing two of the three billing issues in the audit. The Corporation has filed another appeal regarding the final issue.

Item 2.  Properties
-------------------

     The Corporation owns six full service branch locations and leases eight full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at June 30, 2001, including leasehold improvements, furniture and fixtures, of $8.9 million. The Corporation leases approximately 20% of its main office and approximately
50% of its Marysville office to non-affiliated parties. See Note 4 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

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

Item 6.  Selected Financial Data
--------------------------------

Five Year Financial Highlights

Dollars in thousands except financial ratios

For The Year Ended
 June 30,                     1997       1998       1999       2000       2001
                          -----------------------------------------------------
Interest income          $   31,568     33,916     38,205     48,582     56,689
Interest expense             19,924     20,118     21,956     29,847     37,128
Net interest income          11,644     13,798     16,249     18,735     19,561
Provision for (recovery
  of) loan losses               810        246        427        770        980
Net interest income
  after provision for
  loan losses                10,834     13,552     15,822     17,965     18,581
Other income                  1,942      2,458      2,837      2,276      2,643
Other expense                10,897     10,729     12,438     14,617     14,301
Income before Federal
  income taxes                1,879      5,281      6,221      5,624      6,923
Net income                    1,368      3,525      4,104      3,712      4,566
Net income per common
  share, basic                 0.26       0.66       0.76       0.68       0.83
Weighted average number
  of shares outstanding,
   basic                  5,266,298  5,312,305  5,420,286  5,492,804  5,529,063
Net income per common
  share, diluted               0.23       0.60       0.69       0.63       0.78
Weighted average number
  of shares outstanding,
  diluted                 5,832,231  5,843,386  5,956,543  5,930,387  5,843,249

At Year End                  1997       1998       1999       2000       2001
                          -----------------------------------------------------
Assets                   $  434,162    444,155    557,086    676,176    733,067
Loans                       341,201    384,734    455,736    539,972    564,869
Cash and securities          79,313     44,103     84,611    117,655    149,685
Deposits                    304,205    312,518    361,786    398,507    401,915
Stockholders' equity         27,543     31,418     34,239     37,256     44,597
Non-performing loans          1,069      1,921      1,201        573      1,315

Financial Ratios for         1997       1998       1999       2000       2001
the Year Ended June 30,   -----------------------------------------------------
Return on assets               0.33       0.82       0.83       0.60       0.64
Return on equity               5.26      12.05      12.21      10.37      11.26
Net interest margin            2.90       3.40       3.43       3.13       2.84



Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations
---------------------

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I- -Election of Directors" contained in the Corporation's Definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with
Section 16(a) of the Exchange Act.

     The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name                   Age (a)     Position

Frank M. McCord         71         Chairman and Chief Executive Officer,
                                   Cascade Financial Corp.
                                   Chairman, Cascade Bank (b)

Carol K. Nelson         45         President, Chief Executive Officer and
                                   Director Cascade Bank (b)
                                   President, Chief Operating Officer and
                                   Director Cascade Financial Corporation

Robert G. Disotell      47         Executive Vice President, Chief Credit
                                   Officer

Steven R. Erickson      45         Executive Vice President,  Real Estate
                                   Lending

Lars H. Johnson         47         Executive Vice President, Chief Financial
                                   Officer (b)

LeAnne  M. Frank        32         Executive Vice President, Quality of Service
                                   and Technology

David R. Little         55         Executive Vice President, Business Banking

Vera E. Wildauer        43         Executive Vice President, Marketing Director

Debbie E. McLeod        35         Executive Vice President, Retail Banking

------------------------
(a) As of June 30, 2001.
(b) Officer of the Corporation and Bank.

     The principal occupation of each executive officer of the Corporation and Bank is set forth below. There are no family relationships among or between the executive officers listed above.

     FRANK M. McCORD, CPA is Chief Executive Officer of the Corporation and Chairman of the Boards of Directors, of the Corporation and the Bank. From 1990 to 2001, Mr. McCord served as Chief Executive Officer of the Bank. Mr. McCord was the Managing Partner of KPMG Peat Marwick, Seattle, Washington office until his retirement in 1986. In addition to his responsibilities to the Corporation, Mr. McCord is a Director of the Washington Financial League, Corporate Roundtable for the Arts, Snohomish County Community Association, the Advisory Council of the Washington Society of CPAs, and the Mount Baker
Boy Scouts of America. Mr. McCord has previously served as President of the Evergreen Area Council of Boy Scouts of America, Treasurer of United Way of King County, Campaign Chairman of United Way of Snohomish County, Trustee of Seattle University, a Fellow of Seattle Pacific University, Director of the Everett Rotary Club, Treasurer of the Washington Society of Certified Public Accountants, Director of the Seattle Chamber of Commerce, and as a Director and Chairman of the Everett Area Chamber of Commerce.

     CAROL K. NELSON is President and Chief Operating Officer of the Corporation and President and Chief Executive Officer of the Bank effective February 2001. Ms. Nelson was previously Senior Vice-President and Northern Region Executive of Bank of America. Ms. Nelson serves as Vice-Chair of the Board of United Way of Snohomish County and chaired the 1999 Community Campaign. She serves on the Board of Directors of the Boys and Girls Club of Snohomish County and the Leadership Snohomish County Advisory Board. She is past President of the Puget Sound Council of Camp Fire Boys and Girls. Ms. Nelson is a resident of Edmonds, Washington.

     ROBERT G. DISOTELL has been employed by Cascade Bank since 1977 and currently serves as Executive Vice President of Credit Administration. He is responsible for overseeing the credit quality of the Bank's loan portfolios. Mr. Disotell has managed a variety of business groups in his tenure at Cascade, including Mortgage Banking, Loan Servicing, Secondary Marketing, Retail Banking, and Community Reinvestment Act (CRA) activities. Mr. Disotell is a resident of Arlington, Washington.

     STEVEN R. ERICKSON is the Executive Vice President of Real Estate Lending for the Bank, responsible for managing residential and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board of Directors of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

     LEANNE M. FRANK is the Executive Vice President of Quality of Service and Technology for the Bank. She has 14 years of consumer banking experience starting with Rainier Bank and most recently Bank of America, where she served as Vice President and Region Service Manager. She is currently involved with Leadership Snohomish County. Ms. Frank is a resident of Marysville, Washington.

     LARS H. JOHNSON is the Executive Vice President, Chief Financial Officer and Secretary/Treasurer of the Bank and Corporation. Mr. Johnson joined Cascade in April 2000. Mr. Johnson has 25 years of financial management experience, including the most recent 16 years with the Federal Home Loan Bank of Seattle. Mr. Johnson is a resident of Edmonds, Washington.

     DAVID R. LITTLE is the Executive Vice President responsible for the business banking activities of the Bank. Mr. Little joined Cascade in 1997 following the merger with American First National Bank, where he served for fourteen years. He is a founding member of the Everett-Port Gardner Rotary club and is a resident of Everett.

     DEBBIE E. McLEOD is Executive Vice President of Retail Banking for the Bank. Ms. McLeod joined Cascade Bank in February 2001. She has over 14 years of commercial banking experience and was previously Vice President and Northern Region Sales Manager for Bank of America. She is Immediate Past President for United Way of Skagit County. Ms. McLeod resides in
Burlington, Washington.

     VERA E. WILDAUER joined Cascade in 1997 as Senior Vice President, Marketing Director. In 2000, she was elected Executive Vice President, Marketing. Ms. Wildauer has over 15 years experience in a full range of bank marketing disciplines among major Washington State financial institutions. In addition to directing all aspects of marketing, she is also responsible for on-line banking, loan servicing, and real estate loan perations. She is a member of the Board of Directors of Bridgeways.
Ms. Wildauer is a resident of Bothell, Washington.

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

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)(2)  Independent Auditors' Report
            Consolidated Financial Statements
            (a) Consolidated Balance Sheets as of June 30, 2000 and
                June 30, 2001
            (b) Consolidated Statements of Operations for the Years Ended June
                30, 1999, 2000 and 2001
            (c) Consolidated Statements of Stockholders' Equity and
                Comprehensive Income for the Years Ended June 30, 1999, 2000 and 2001
            (d) Consolidated Statements of Cash Flows for the Years Ended June
                30, 1999, 2000 and 2001
            (e) Notes to Consolidated Financial Statements

     All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

    (3)  Exhibits

         3.1  Certificate of Incorporation of Cascade Financial Corporation (2)

         3.2  Bylaws of Cascade Financial Corporation (2)

        10.1  Cascade Financial Corporation 1994 Employee Stock Purchase
              Plan (3)

        10.2 Cascade Financial Corporation 1992 Stock Option and Incentive Plan (3)

        10.3  Cascade Financial Corporation Employee Stock Ownership Plan (3)

        10.4  Cascade Financial Corporation 1997 Stock Option Plan (4)

          13  Cascade Financial Corporation 2001 Annual Report to Stockholders

          21  Subsidiaries

          23  Consent of Independent Auditors

(b)  Reports on Form 8-K

     On May 22, 2001, Cascade Financial Corporation filed Form 8-K announcing the reorganization of the Corporation into a bank holding company with a financial holding company election. In connection with the reorganization, the Corporation's subsidiary, Cascade Bank, will convert from a federally chartered stock savings bank to a Washington chartered commercial bank.
     On July 27, 2001, Cascade Financial Corporation filed Form 8-K announcing the completion of the reorganization of the Corporation into a bank holding company with a financial holding company election, and the completion of the conversion from a federally chartered stock savings bank to a Washington chartered commercial bank.
---------------
     1 Incorporated by reference to the Corporation's Proxy statement on Form Def 14A File No. 000-25286.
     2 Incorporated by reference to the Corporation's Registration Statement on Form S-4 File No. 33-83200.
     3 Incorporated by reference to the Corporation's Annual Report on Form 10-K For June 30, 1998.
     4 Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4
       (File No. 333-24203)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CASCADE FINANCIAL CORPORATION

Date:  September 26, 2001          By:   /s/ Frank M. McCord
                                         Frank M. McCord
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Lars H. Johnson          By:   /s/ D. R. Murphy
      Lars H. Johnson                    D. R. Murphy
      Executive Vice President           Director
      (Chief Financial Officer)    Date: September 26, 2001
Date: September 26, 2001


By:   /s/ Carol K. Nelson           By:   /s/ Ronald E Thompson
      Carol K. Nelson                     Ronald E. Thompson
      President and Chief                 Director
      Executive Officer             Date: September 26, 2001
Date: September 26, 2001


By:   /s/ Janice Halladay           By:   /s/ G. Brandt Westover
      Janice Halladay                     G. Brandt Westover
      Director                            Director
Date: September 26, 2001            Date: September 26, 2001


By:   /s/ David W. Duce             By:   /s/ Paull Shin
      David W. Duce                       Paull Shin
      Director                            Director
Date: September 26, 2001            Date: September 26, 2001


By:   /s/ David O'Connor            By:   /s/ Dwayne Lane
      David O'Connor                      Dwayne Lane
      Director                            Director
Date: September 26, 2001            Date: September 26, 2001


By:   /s/ Henry Robinett
      Henry Robinett
      Director
Date: September 26, 2001

                               Exhibit 21

                    Subsidiaries of the Registrant

Parent
------

Cascade Financial Corporation

                                       Percentage         Jurisdiction or
Subsidiaries (a)                      of Ownership    State of Incorporation
----------------                      ------------    ----------------------
Cascade Bank                               100%              Washington
Cascade Capital Trust I                    100%               Delaware
Cascade Investment Services, Inc. (b)      100%              Washington


(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b)  Wholly-owned subsidiary of Cascade Bank.


                              Exhibit 13

                 2001 Annual Report to Stockholders

                   Cascade Financial Corportion [Logo]

                          2001 Annual Report


Index
-----
Financial Highlights.........................1
Letters to Shareholders......................2
Cascade Bank Management Team................14
Board of Directors..........................16
Common Stock Information....................16
Management Discussion and Analysis..........17
Independent Auditors' Report................22

FINANCIAL HIGHLIGHTS
--------------------
Dollars in thousands except for per share and financial ratios

For the year
ended June 30                    1997      1998      1999      2000      2001
------------------------------------------------------------------------------
Net interest income           $ 11,644    13,798    16,249    18,735    19,561
Other income                     1,942     2,458     2,837     2,276     2,643
Net income                       2,176*    3,525     4,104     3,712     4,566
Earnings per share (diluted)      0.37*     0.60      0.69      0.63      0.78

At June 30                       1997      1998      1999      2000       2001
-------------------------------------------------------------------------------
Assets                        $434,162   444,155   557,086   676,176   733,067
Loans, net                     341,201   384,734   455,736   539,972   564,869
Deposits                       304,205   312,518   361,786   398,507   401,915
Stockholders' equity            27,537    31,412    34,239    37,256    44,597
Book value per share              5.22      5.86      6.28      6.73      7.97

Financial Ratios                 1997      1998      1999      2000      2001
-------------------------------------------------------------------------------
Return on assets                 0.52*%     0.82      0.83      0.60      0.64
Return on equity                 8.37*     12.05     12.21     10.37     11.26
Net interest margin              2.90       3.40      3.43      3.13      2.84
% Nonperforming loans            0.27       0.50      0.26      0.11      0.23

Amounts for 1997 have been restated to reflect the acquisition of AmFirst Bancorporation.
*The 1997 SAIF special assessment of $1.2 million is excluded

Dear Shareholders, Customers, and Employees -

In the past year we have made significant progress in our transformation to a high-performance, full-service community bank. We generated record profitability in spite of volatile interest rates, ending the year with fourth quarter earnings up 44% from a year ago.

Cascade Financial Corporation's net income for the year grew 23% to $4.6 million or $0.78 per diluted share. Assets grew 8% to $733 million.

Business banking and real estate construction and development lending continued to fuel our growth, with total loans increasing 5% for the year. Credit quality remained strong with nonperforming loans totaling just 0.23% of total loans at year-end.

We enhanced our branch delivery system in May with the addition of a new in-store branch in the Crossroads area of Bellevue. This busy and rapidly growing market has already generated strong results for this branch in just a few months.

A special thanks is due to our employees, management and directors for their commitment and teamwork. We can all be very proud of the results. Particularly important is the leadership brought to Cascade Bank by our new President and CEO, Carol K. Nelson. Her forward-looking vision and disciplined approach have already taken the bank to a higher level of performance.

We believe that Cascade Financial will continue to deliver enhanced long-term value for our shareholders.

Photo: Frank M. Mccord

/s/ Frank M. McCord
Frank M. McCord
Chairman and Chief Executive Officer
Cascade Financial Corporation
August 31, 2001

Chart:  ASSETS (in millions)

1997  1998  1999  2000  2001
----  ----  ----  ----  ----
$434  $444  $557  $676  $733

                                     Letter

To all Cascade Stakeholders-

Vision. Leadership. Discipline. All critical elements in crafting and executing our strategies and accomplishing our mission.

Our vision is to be the preferred community bank whose employees build relationships to deliver financial solutions with exceptional service. Working as a team to develop this vision was one of my first priorities when I joined Cascade in February 2001. Being consistently clear about our mission was next.

Our mission is to enhance shareholder value by focusing on the customer. The future of community banking lies in effectively serving businesses as well as consumers.

We've assembled an outstanding executive management team to provide leadership to accomplish our mission. To support our commitment to the customer, we've added a Quality of Service Executive whose key role is to define, measure, and communicate service standards for every employee in the bank. With new leadership experienced in commercial banking to head Retail Banking, we will empower our employees to deliver the best financial solutions and exceed customers' service expectations.

We will employ a disciplined, forward-thinking strategy to ensure efficient and cost effective operations. Every operational process continues to be scrutinized for effectiveness and to ensure it is customer-friendly. Technology will continue to be leveraged to support our employees' efforts and future investments will meet strict guidelines to ensure they support the bank's vision and mission.

In laying the foundation for future growth, our conversion from a savings bank to a commercial bank is a significant step. In July 2001 we received regulatory approval to become a state-chartered commercial bank. While it has long been our plan to be a full-service community bank, this important change makes it a reality.

And finally, in setting clear, quantifiable targets for profitability, credit quality, and efficiency, I am confident Cascade can generate the financial results our shareholders deserve.

There are exciting changes occurring throughout the bank. Our team of talented Cascade Bank employees is building a better bank to serve you. We look forward to a very bright future.

Photo: Carol K. Nelson

Sidebar: "We will be the preferred community bank whose employees build relationships to deliver financial solutions with exceptional service."

/s/ Carol K. Nelson
Carol K. Nelson
President and Chief Executive Officer
Cascade Bank
August 31, 2001



Chart:  Financial Targets Through 2005*

                                               2005 Target     2001 Performance
                                               -----------     ----------------
Return on average equity                          >    15%            11.3%
Annual growth in earnings per share              10 to 15%              23%
Ratio of nonperforming loans to total loans       <  1.00%            0.23%
Efficiency ratio                                  <    60%              64%

* For further information on factors that could influence our ability to meet these targets, see "Forward Looking Statements" on page 17.

                                 Letter

Sidebar:  Bright Year - photo of balloons

Real People.
Real Solutions.
Real Results.

The Cascade Bank team produced record-breaking revenues and profits in 2001. Net income increased 23% over last year to $4.6 million or $0.78 per common share in a volatile interest rate environment.

We achieved record financial results:

   Our intensified focus on commercial banking activities increased net interest income by 4% to $19.6 million.

   Efforts to develop a broader base of revenue were successful, resulting in a 16% increase in other income due to higher transaction account fees.

   Operating expenses declined by 2% due to lower salary expenses resulting from a restructure of the Bank's mortgage lending division.

We realized an 11.3% return on average equity, up from 10.4% in 2000 and a 0.64% return on average assets, up from 0.60% in the prior year.

Chart:  Revenue (in millions)

Net Interest Income


 1997    1998    1999    2000    2001
-----    ----    ----    ----    ----
$11.6   $13.8   $16.2   $18.7   $19.6

Other Income

 1997   1998    1999    2000    2001
-----   ----    ----    ----    ----
$1.9    $2.5    $2.8    $2.3    $2.6

* excludes SAIF assessment of $1.2 million

Chart:  Net Income (in thousands)

 1997      1998     1999     2000     2001
 ----      ----     ----     ----     ----
$2,176   $3,525   $4,104   $3,712   $4,566

REALIGNING THE BALANCE SHEET

ASSETS

Cascade Bank has been very successful in changing its asset mix to reflect a commercial banking focus.

In 1997, 54% of Cascade Bank's loan portfolio was in one-to-four family residential loans. At the end of fiscal 2001 this amount was 28%. Over the last four years, the bank has expanded its lending products and portfolio in business banking, commercial real estate and construction lending, and consumer loans.

LOAN PORTFOLIO

Pie Chart:  Asset Mix

    June 30, 1997                         June 30, 2001
    $348 Million                          $573 Million
----------------------               ----------------------
Residential        28%               Residential        54%
Commercial R/E     10%               Commercial R/E      7%
Consumer           11%               Consumer            9%
Multifamily        19%               Multifamily        17%
Business           20%               Business            7%
R/E Construction   12%               R/E Construction    6%


STRATEGIC COMPONENTS OF GROWTH

Chart:  BUSINESS LOANS (in millions)

1997    1998    1999    2000    2001
----    ----    ----    ----    ----
$26     $41     $62     $86     $114

Business loans increased 32% to $113.7 million from $86.3 million at the prior year-end. A team of seasoned business bankers, who average over 25 years of banking experience, are the cornerstone of Cascade's relationship banking strategy.

Cascade Bank's 14 branch network is located in Snohomish County and East King County. Population growth, median household income growth, and job growth in this market continue to outpace Washington State. Since 1990, Snohomish County has grown dramatically with population increasing 30% compared to 21% for Washington and 13% nationwide. Median household income was 19% higher than all Washingtonians and 34% above the national average. Job growth also was strong at 41% outpacing the 21% statewide and 16% nationwide employment growth rates.

Our focus is on businesses located within our geographic area and as demonstrated by our loan growth, we have been very successful building new banking relationships.

Sidebar: Bright beginnings (full page picture of lunar eclipse)
Cascade Bank officially changed its charter to a Washington State chartered commercial bank, launching us into a new era. We will remain focused on meeting the needs of business owners and consumers in our community.

Sidebar: Bright future (full page picture of hot air balloons)
Puget Sound continues to be a vibrant market for Cascade Bank to call home. The nineties saw incredible growth in both Snohomish and East King Counties. And while the economy has slowed during 2001, it is a resilient and a diverse one.

Chart:  REAL ESTATE CONSTRUCTION LOANS (in millions)

1997    1998    1999    2000    2001
----    ----    ----    ----    ----
$20     $31     $35     $56     $70

Cascade Bank has a well-developed niche in real estate construction and development lending and continues to provide banking services to the strongest builders in the market. Loans in this portfolio include single and multifamily residential construction and development as well as small commercial real estate projects. Loans outstanding in this category increased 25% for the year to $70 million.


LIABILITIES

Over the last four years, Cascade Bank has also shifted its liability mix with the goals of lowering the cost of funds and expanding customer relationships. Although the bank still relies on time deposits for much of its funding, checking deposits increased to 12% of total deposits in 2001, compared to 9% in 1997.

DEPOSITS

Chart:  Liability Mix

         June 30, 1997                             June 30, 2001
         $304 million                              $402 million
-------------------------------           -------------------------------
Certificates of Deposit     63%           Certificates of Deposit     69%
Money Market Accounts       22%           Money Market Accounts       17%
Checking                    12%           Checking                     9%
Savings                      3%           Savings                      5%


Chart:  Checking Deposits (in millions)

1997    1998    1999    2000    2001
----    ----    ----    ----    ----
$26     $33     $35     $42     $47

Total deposits during the year remained level at approximately $400 million. Building relationships with business banking customers and offering convenience, both in services and in locations, are helping to bring in cost-efficient transaction accounts. Checking deposits increased by 12% to $47 million at year end.

Online banking is an important feature in attracting checking accounts and Cascade Bank's product offering continues to be one of the best in the market. During the year we added over 1000 new online banking subscribers bringing usage to over 55% of all Cascade Bank retail banking checking accounts. Business banking customers also found online banking very effective as a cash management tool, with subscribers increasing by over 30%.

IMPROVING EFFECTIVENESS

Chart:  Efficiency Ratio

1997    1998    1999    2000    2001
-----   -----   -----   -----   -----
80.7%   66.0%   65.2%   69.5%   64.4%

Cascade's efficiency ratio has improved significantly over the past five years. Nevertheless, it is a ratio we intend to continue to improve. The bank completed several initiatives this year to reduce costs and to improve productivity over the long run. Along with managing expenses, emphasis has been placed on seeking additional revenue opportunities.

Management continues to focus on increasing fee-based income, which grew 16% over the prior year to $1.8 million. Nevertheless, fee-based income represents a significant opportunity for growth. In the coming fiscal year, the bank will launch the sale of credit life and disability insurance to augment consumer loans. This product introduction, as well as others, will help diversify Cascade's income stream and broaden our offerings to meet the evolving needs of our customers.

Bright ideas

Implementation of a new system that routes telephone calls over the bank's data networks has been completed, resulting in lower monthly telecommunications costs. This relatively new technology allows all of the bank's locations to enjoy the full functionality and voice quality of a phone system without separate telephone wires.

Bright people

At Cascade Bank we believe our people make the difference. Our Mission Statement explicitly states our commitment to "empower well-trained, knowledgeable employees to deliver the best financial solutions and exceed customer service expectations."


MAINTAINING CREDIT QUALITY

Chart:  Nonperforming Loans As A Percent Of Total Loans

1997    1998    1999    2000    2001
-----   -----   -----   -----   -----
0.27%   0.50%   0.26%   0.11%   0.23%

The transition to a commercial bank will drive Cascade's long-term growth and profitability. But with growth comes broader risk. To mitigate that risk, we have built up our credit administration expertise. The ratio of nonperforming loans to total loans was 0.23% at year-end, comparing favorably to 0.93% for Washington commercial banks and 0.62% for thrifts in the state. As we diversify our loan portfolio away from residential lending to commercial loans, we will also systematically build reserves. At year-end our ratio of reserves to total loans was 0.99% compared to 0.92% a year ago. In Washington, the ratio of reserves to loans averaged 1.39% for commercial banks, while savings institutions averaged 0.92%.

THE CASCADE BANK TEAM

Our vision of being the preferred community bank could not be realized without the group of talented, experienced and dedicated individuals who make up the Cascade Bank team. We recognize that each employee is instrumental to the success of the bank.

We've also developed new core values that are being brought to life throughout the company. These values include respect, integrity, quality, teamwork and winning. Employees are working together to ensure that these values are reflected in all we do.

And finally, at Cascade Bank we believe we have the privilege as well as an obligation to reinvest in the communities where we live and work. We are pleased to report that for the 9th consecutive year Cascade Bank has been awarded an Outstanding Community Reinvestment Act rating. This is the highest possible rating and recognizes our involvement in the community combined with innovative and progressive lending practices that reach out to low and moderate income homebuyers.


Photo:  CASCADE BANK MANAGEMENT TEAM

1. Carol K. Nelson - President and CEO
2. Robert Disotell - EVP, Chief Credit Officer
3. Steven R. Erickson - EVP, Real Estate Lending
4. LeAnne Frank - EVP, Quality of Service and Technology
5. Lars Johnson - EVP, Chief Financial Officer
6. David R. Little - EVP, Business Banking
7. Debbie McLeod - EVP, Retail Banking
8. Vera E. Wildauer - EVP, Marketing Cascade Bank

BOARD OF DIRECTORS

Photo: Frank M. McCord, Chairman of the Board (1)
Photo: David W. Duce, Vice Chairman, Attorney - Duce, Bastian, Peterson and
       Zielke (3)

Photo: Janice Halladay, Retired Bank Executive (3)
Photo: Dwayne Lane, President Dwayne Lane Auto Centers (3)
Photo: Dennis R. Murphy, Ph.D., Vice Chairman, Dean - College of Business and
       Economics, Professor of Economics, Western Washington University (2)
Photo: Carol K. Nelson, President and CEO, Cascade Bank (1)
Photo: David R. O'Connor, Co-Owner Mobile Country Club (1, 2)
Photo: Henry M. Robinett, General Partner - Boyden, Robinett & Associates L.P.
       (1, 2)
Photo: Paull H. Shin, Ph.D., Washington State Senator (3)
Photo: Ronald E. Thompson, President - Windermere Commercial and Property
       Management of Snohomish County (1, 2)
Photo: G. Brandt Westover, Vice President - Paine Webber, Inc. (1, 3)

1. Executive Committee   2. Audit and Finance Committee   3. Compensation and
Personnel Committee

The common stock of Cascade Financial Corporation is traded on the Nasdaq SmallCap Market under the symbol "CASB". As of June 30, 2001, there were approximately 2,500 stockholders of record. The following table sets forth market price information for the Corporation's common stock.

FISCAL 2001        HIGH     LOW        FISCAL 2000        HIGH     LOW
---------------   ------   -----       ---------------   ------   -----
First Quarter     $7.25    6.00        First Quarter     $16.00    9.00
Second Quarter     8.50    6.88        Second Quarter     13.25   10.00
Third Quarter      8.38    7.31        Third Quarter      12.00    6.69
Fourth Quarter     9.00    7.01        Fourth Quarter      8.50    6.06

In order to retain capital for operations and expansion, the Corporation does not expect to declare cash dividends in the near future. The Corporation's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Cascade Bank, which is subject to regulations and the bank's continued compliance with all regulatory capital requirements. Current regulations allow the bank to pay dividends on its stock if regulatory capital would not thereby be reduced below the amount required for the statutory capital requirements set by the Federal Deposit Insurance Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

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

REVIEW OF FINANCIAL POSITION

Balance Sheet

Total assets increased to $733.1 million at June 30, 2001, compared with $676.2 million at June 30, 2000, an 8.4% increase. Loans outstanding, net of deferred loan fees, increased by $25.6 million or 4.7% to $573.3 million at June 30, 2001 compared with $547.7 million at June 30, 2000. While the overall growth in the portfolio was relatively small, the changes in the mix of the portfolio testify to the continuing transformation of Cascade from a thrift into a community bank. Business loans grew by 32% to $113.7 million, while net construction loans increased by 25% to $69.9 million. Together these loan categories now represent 32% of the loan portfolio, compared to 27% at June 30, 2000. Conversely, the single family residential mortgage loan portfolio declined by $10.9 million or 6% to $165.0 million as of June 30, 2001. The percentage of the total loan portfolio represented by single family mortgages dropped from 32% to 28% as of the end of the fiscal year. It is management's intention to continue to emphasize the growth of business and construction lending, subject to market conditions.

Investment securities increased to $135.8 million at June 30, 2001 from $104.3 million as of June 30, 2000, a 30% increase. The investment portfolio is used to enhance earnings, while providing liquidity. The investment portfolio is concentrated in high quality mortgage backed securities and notes of Government Sponsored Enterprises (GSE), e.g. the Federal Home Loan Bank System. Recent purchases have emphasized short term, fixed rate GSE or AAA mortgage backed securities and callable GSE securities with an approximate maturity of five years.

Deposits were essentially flat, increasing to $401.9 million at June 30, 2001 from $398.5 million at June 30, 2000. The market for retail deposits remains fiercely competitive. In an attempt to lower the absolute and relative cost of funds, the Corporation has modified its deposit pricing strategy by pricing its deposits in the middle of the competitive range of financial institutions in its market area. In prior years, Cascade was generally in the higher end of that range. As a result, some of our most rate sensitive deposits have been lost and been replaced with wholesale sources of funds.

                              MD&A

Maintaining a stable level of deposits was not sufficient to fund our asset growth. Wholesale borrowings increased as funding sources. Federal Home Loan Bank advances were $232.1 million at June 30, 2001 compared to $215.7 million at June 30, 2000, a 7.6% increase. Repurchase Agreements increased to $36.9 million as of June 30, 2001 from $5.8 million at June 30, 2000. Advances are used to provide intermediate and longer term funding for the Corporation's fixed rate assets. Repurchase agreements, with GSE notes and/or mortgage backed securities pledged as collateral, are employed as short term funding vehicles that provide liabilities with interest rate sensitivity more closely aligned to rime based loans than our deposit base.

The Corporation's shareholders' equity increased by $7.3 million to $44.6 million at June 30, 2001. The primary source of this increase was the retention of the Corporation's $4.6 million in net income. The other major component of this growth was a $3.1 million improvement in Accumulated Comprehensive Income, which moved from a net $2.7 million deficit as of June 30, 2000 to a net gain of $353 thousand as of June 30, 2001. The Corporation's Board of Directors approved a stock repurchase program in May 2000. During the fiscal year ended June 30, 2001, stock repurchases were $723 thousand.

On March 1, 2000 the Corporation issued $10 million in Trust Preferred Securities. Considered primary capital by bank regulatory agencies, these securities increased Cascade's primary capital by 27%. The proceeds from the sale were invested in Cascade Bank. The Bank is employing this capital infusion to support its asset growth and general operations. As of June 30, 2001, Cascade Bank remains a "well capitalized" institution, under regulatory guidelines, with a core capital to asset ratio of 7.25% and a risk based capital to asset ratio of 11.34%.

Credit Quality

To assure its continued excellent credit quality and low levels of loan losses, the Corporation created the Credit Administration Division in February 2001. At June 30, 2001, nonperforming loans, i.e. those loans on non-accrual status, totaled $1.3 million compared to $573 thousand at June 30, 2000. Nonperforming loans are concentrated in the residential loan portfolio with $1.1 million of such loans. The business loan portfolio has only $166 thousand of nonperforming loans. The coverage ratio (the allowance for loan losses to nonperforming loans) was 432% at June 30, 2001 compared with 873% at June 30, 2000. While down from the 2000 ratio, the Corporation's coverage ratio remains well above the average of other Washington State financial institutions, which was 148% as of March 31, 2001.

At June 30, 2001 and 2000, the allowance for loan losses was $5.7 million and $5.0 million, respectively. The allowance represented 0.99% and 0.92% of total loans for 2001 and 2000, respectively. Net loan charge-offs remained low at $297 thousand in 2001 or 0.06% of average loans.

The level of the allowance for loan losses is consistent with the Corporation's Internal analysis of the composition and credit quality inherent in its loan portfolio. Due to a strong economy in our market area and conservative underwriting, Cascade has experienced a good credit performance history with low charge-offs. While management believes this experience can be maintained, the Corporation expects to continue to build the allowance as a percentage of total loans as business and construction lending increase both in dollar amount and as a percentage of loans.

                             MD&A

COMPARISON OF OPERATING RESULTS

Net Income

Net income for the year ended June 30, 2001 was $4.6 million, an increase of 23% from the $3.7 million in fiscal 2000. Net income for fiscal 1999 was $4.1 million. Earnings per share for fiscal 2001 were $0.83 (basic) and $0.78 (diluted) compared with $0.68 (basic) and $0.63 (diluted) for fiscal 2000, and $0.76 (basic) and $0.69 (diluted) in 1999. Return on average equity was 11.26% for fiscal 2001 compared to 10.37% for fiscal 2000 and 12.21% in 1999. Higher net interest income and other income, and lower other expense produced record profits in fiscal 2001 both in terms of dollars and earnings per share.

Net Interest Income

Net interest income for the year ended June 30, 2001 increased by 4.5% or $826 thousand to $19.6 million from $18.7 million in 2000 and $16.2 million in 1999. These increases resulted from growth in earning assets and an increase in the average asset yield which offset the contraction in the net interest margin. Average interest earning assets increased to $689.5 million from $599.1 million in 2000 and $472.7 million in 1999. Average loan balances increased to $558.6 million in 2001 from $506.2 million in 2000, and $413.9 million in 1999. Average earning assets increased 15.1% and average loans increased 13.1% in fiscal 2001 compared to 2000. For 2001, the increase in net interest income was constrained by the escalation of market interest rates during the first half of the fiscal year that was not fully offset by the decrease in rates in the second half of the year. Also, net interest income was adversely impacted by increased interest expense associated with a full year's interest on the trust preferred securities.

The net interest margin decreased 29 basis points in 2001 to 2.84% from 3.13% in 2000 and 3.43% in 1999. These decreases resulted from intense competition for deposits and loans. Also, the volatile nature of interest rates had a negative impact on the margin. During the first half of fiscal 2001, the increase in rates decreased the margin as liabilities repriced more quickly than assets. The 275 basis points drop in the target Fed funds rate from January to June 2001 resulted in corresponding drop in our Prime lending rate. The result was the yield of Prime-based loans repriced downward more quickly than the liabilities funding those loans.

Provisions for Loan Losses

Provisions for loan losses in 2001, 2000, and 1999 were $980 thousand, $770 thousand, and $427 thousand respectively. The main impetus for the increased provision to the allowance for loan losses was to boost the size of the provision as a percentage of total loans to levels more consistent with those of commercial banks.

Other Income

Other income increased $367 thousand or 16% to $2.6 million in 2001. The increase in 2001 was attributable to a $248 thousand growth in fee income and $212 thousand increase in gain on sale of securities that more than compensated for the $91 thousand decrease in gain on sale of loans. The growth in fee income was attributable to an increase in transaction fees. The gain on sale of securities resulted primarily from steps taken to reposition the investment portfolio. The lower gain on sale of loans, despite an increase in residential mortgage refinancings, reflects the Corporation's strategic shift away from mortgage banking. Other income was $2.8 million in 1999 when the Corporation's mortgage banking operations were much larger. Also, the Corporation realized a $600 thousand gain on the sale of mortgage servicing rights in fiscal 1999.

Other Expenses

Other expenses declined by $316 thousand to $14.2 million in 2001 from $14.6 million in 2000. Other expenses were $12.4 million in 1999. For 2001, lower expenses were partially the result of the reduction in mortgage banking operations. The Corporation incurred $300 thousand in management transition expenses, which included employee severance, recruitment fees, and executive signing bonuses. These costs were fully expensed during fiscal 2001. The increase in other expense between fiscal 1999 and 2000 was the result of opening three new branches and bringing data processing operations fully in-house.

The Corporation's expense/asset ratio, a commonly used measure of cost effectiveness, at 2% of average assets is a desirable level for a bank. However, the efficiency ratio (other expense/revenue) at 64.4 % is above management's goal. The Corporation continues to look for avenues to increase net interest margin and other income, while diligently controlling expenses.

Liquidity

The Corporation is required by prudent business practice and its regulators to maintain adequate levels of liquidity. The main uses of liquidity are funding customer loan requests and deposit outflows. Primary sources of liquidity are cash and cash equivalents, which include highly liquid, short-term investments. At June 30, 2001 and 2000 cash and cash equivalents totaled $13.4 million and $10.2 million respectively. Further, the Corporation's entire investment portfolio consists of investment grade securities. The preponderance of these securities are of the highest credit quality, with low to moderate interest rate risk.

Other significant sources of liquidity are Federal Home Loan Bank of Seattle (FHLB-Seattle) advances, reverse repurchase agreements, and loan sales. If needed, $24.4 million of additional borrowings are available from the FHLB-Seattle at June 30, 2001 under the Bank's existing credit line. The Bank has the ability to borrow from primary dealers of United States government securities through reverse repurchase agreements. Under these agreements, borrowings are collateralized with mortgage-backed securities or other investment securities. Cascade Bank has also established Fed funds borrowing lines with two of its larger correspondent banks. During the fiscal year, neither line was used.

Disclosures about Market Risk

The Corporation's principal financial objective is to achieve long-term profitability while limiting exposure to fluctuations in interest rates. Management intends to reduce risk where appropriate but accepts a degree of risk when warranted by economic circumstances and internal risk tolerance. The Corporation has taken steps to reduce its sensitivity to changes in interest rates by altering its asset and liability mix. The origination of floating rate loans such as business, construction and other prime based loans are being emphasized. The vast majority of fixed rate loans have repricing periods with a maximum of five years. Virtually all fixed rate residential loans with maturities greater than five years are sold into the secondary market.

By adjusting the pricing on consumer deposits, differing deposit maturities can be obtained to lengthen (or shorten) the repricing time on liabilities. Also, the Bank can borrow funds from the Federal Home Loan Bank of Seattle for periods of up to thirty years. During this fiscal year, the average maturity of liabilities has been lengthened through the use of intermediate term, fixed rate FHLB advances. The Corporation does not currently employ any long term derivative instruments, e.g. interest rate swaps or caps.

                             MD&A

Interest rate risk is monitored using several methodologies, principally financial modeling. In its model, rate risk is measured based on the change in market value of the Corporation's assets and liabilities under different interest rate scenarios. Also, the near term earnings exposure to interest rate changes is evaluated in the context of certain upward and downward interest rate changes occurring instantaneously. At June 30, 2001, a 200 basis point increase in rates would reduce forecasted net interest income over a twelve month period by approximately 2%. The Board of Directors sets targets for allowable changes in net interest income.

Expected interest rate sensitivity of individual categories of assets and liabilities as of June 30, 2001 is shown in the following table. There are numerous estimates and assumptions that significantly influence this presentation such as prepayment rates. In addition to changes in the level of interest rates, the Corporation is subject to changes in the yield curve (the relationship between short and long term rates), changes in consumer preferences for various loan and deposit products, and general economic conditions. As with any method of modeling and measuring interest rate risk, certain shortcomings are inherent. Therefore, the data presented in the table should not be relied upon as necessarily indicative of actual future results.




                                             1-3       4-12       1-3       3-5      OVER 5              FAIR
                                           MONTHS     MONTHS     YEARS     YEARS     YEARS     TOTAL     VALUE
Dollars in thousands                       ------     ------     -----     -----     -----     -----     -----
Interest-Sensitive Assets
   Loans                                 $164,411     90,328     121,625   136,279   61,191    573,834   575,808
   Investments and other
    interest earning assets                41,175     20,661       1,374     1,254   76,660    141,124   141,523
Interest-Sensitive Liabilities
   Checking accounts                       23,284       -            -      23,282      -       46,500    45,457
   Money Market accounts                   44,326       -            -      44,326      -       88,717    86,475
   Savings accounts                         5,744       -            -       5,743      -       11,209    10,186
   Certificates of deposit                 96,411    138,886      13,909     5,885      119    255,489   255,821
   Borrowings                              36,920     10,849      75,895    73,000   72,794    269,458   276,464
   Trust preferred securities                 -          -           -         -     10,000     10,000    10,000


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cascade Financial Corporation:


We have audited the accompanying consolidated balance sheets of Cascade Financial Corporation and subsidiaries (Corporation) as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Financial Corporation and subsidiaries as of June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

Seattle, Washington
August 10, 2001

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                               Consolidated Balance Sheets
                                  June 30, 2000 and 2001
                               ----------------------------

Dollars in thousands                                          2000       2001
                                                            --------   -------
Assets
Cash on hand and in banks                                   $ 13,277     8,025
Interest-bearing deposits in other financial institutions         83     5,855
Securities available-for-sale                                 93,444   129,213
Securities held-to-maturity                                   10,851     6,592

Loans                                                        544,976   570,556
Allowance for loan losses                                     (5,004)   (5,687)
                                                            --------   -------
   Loans, net                                                539,972   564,869

Premises and equipment, net                                    9,132     8,977
Accrued interest receivable and other assets                   8,940     9,536
Deferred Federal income taxes                                    477         -
                                                            --------   -------
Total assets                                                $676,176   733,067
                                                            ========   =======
Liabilities and Stockholders' Equity
Deposits                                                    $398,507   401,915
Federal Home Loan Bank advances                              215,656   232,124
Securities sold under agreements to repurchase                 5,787    36,920
Advance payments by borrowers for taxes and insurance          1,960     1,739
Accrued interest payable, expenses and other liabilities       7,010     4,295
Deferred Federal income taxes                                      -     1,477
                                                            --------   -------

Total liabilities                                            628,920   678,470
                                                            --------   -------

Trust preferred securities                                    10,000    10,000

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized 500,000
     shares; no shares issued or outstanding                       -         -
   Common stock, $.01 par value.  Authorized 8,000,000
     shares; issued and outstanding 5,531,877
     shares in 2000 and 5,694,195 shares in 2001                  55        57
   Additional paid-in capital                                  5,040     5,484
   Treasury stock, 100,935 shares at cost                          -      (723)
   Retained earnings, substantially restricted                34,860    39,426
   Accumulated other comprehensive income (loss)              (2,699)      353
                                                            --------   -------
Total stockholders' equity                                    37,256    44,597
                                                            --------   -------
Total liabilities and stockholders' equity                  $676,176   733,067
                                                            ========   =======

See accompanying notes to consolidated financial statements

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                          Consolidated Statements of Operations
                         Years ended June 30, 1999, 2000 and 2001
                         ----------------------------------------

Dollars in thousands, except share amounts        1999        2000       2001
                                               ----------    -------    -------
Interest income:
   Loans                                       $   34,751     43,155     47,897
   Securities held-to-maturity                        141        306        421
   Securities available-for-sale                    2,598      4,306      7,288
   FHLB stock dividends                               445        622        787
   Interest-bearing deposits                          270        193        296
                                                ---------     ------     ------
      Total interest income                        38,205     48,582     56,689
                                                ---------     ------     ------

Interest expense:
   Deposits                                        16,425     19,801     20,105
   FHLB advances                                    5,280      9,093     13,843
   Securities sold under agreements
     to repurchase                                    251        565      2,014
   Trust preferred securities                           -        388      1,166
                                                ---------     ------     ------
      Total interest expense                       21,956     29,847     37,128
                                                ---------     ------     ------
      Net interest income                          16,249     18,735     19,561

Provision for loan losses                             427        770        980
                                                ---------     ------     ------
      Net interest income after
        provision for loan losses                  15,822     17,965     18,581
                                                ---------     ------     ------
Other income:
   Gain on sale of loans held-for-sale                623        427        336
   Gain on sale of mortgage-backed securities          37          -          -
   Gain on sale of servicing                          633          -          -
   Gain on sale of securities available-for-sale       17          -        212
   Service charges                                  1,244      1,591      1,839
   Other                                              283        258        256
                                                ---------     ------     ------
      Total other income                            2,837      2,276      2,643
                                                ---------     ------     ------

Other expenses:
   Salaries and employee benefits                   6,541      7,914      7,702
   Occupancy                                        2,211      2,889      2,719
   Data processing                                    370        234        249
   Marketing                                          510        509        454
   Other                                            2,806      3,071      3,177
                                                ---------     ------     ------
      Total other expenses                         12,438     14,617     14,301
                                                ---------     ------     ------

Income before Federal income taxes                  6,221      5,624      6,923
   Federal income taxes                             2,117      1,912      2,357
                                                ---------     ------     ------
      Net income                               $    4,104      3,712      4,566
                                                =========     ======     ======

Net income per common share, basic                   0.76       0.68       0.83
Weighted average number of shares
   outstanding, basic                           5,420,286  5,492,804  5,529,063
Net income per diluted share                         0.69       0.63       0.78
Weighted average number of shares
   outstanding, diluted                        $5,956,543  5,930,387  5,843,249


See accompanying notes to consolidated financial statements

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Consolidated Statements of Stockholders'
                              Equity and Comprehensive Income
                         Years ended June 30, 1999, 2000 and 2001
                         ----------------------------------------

Dollars in thousands, except share amounts

                                                                                          ACCUMULATED        TOTAL
                                                     ADDITIONAL                              OTHER           STOCK-
                                    COMMON STOCK      PAID-IN     TREASURE   RETAINED     COMPREHENSIVE      HOLDERS'
                                  SHARES    AMOUNT    CAPITAL       STOCK    EARNINGS     INCOME (LOSS)      EQUITY
                                ------------------   ----------   --------   --------     -------------      -------
Balances at June 30, 1998       5,356,153   $   54     4,418            -     27,044           (104)         31,412
Options exercised                  98,149        1       374            -          -              -             375
Net income                              -        -         -            -      4,104              -           4,104
Other comprehensive (loss),
  net of tax benefit of $(814)          -        -         -            -          -         (1,652)         (1,652)
                                ---------    -----    ------       ------     ------        -------          ------
Balances at June 30, 1999       5,454,302       55     4,792            -     31,148         (1,756)         34,239
Options exercised                  77,575        -       248            -          -              -             248
Net income                              -        -         -            -      3,712              -           3,712
Other comprehensive (loss),
  net of tax benefit of $(486)          -        -         -            -          -           (943)           (943)
                                ---------    -----    ------       ------     ------        -------          ------
Balances at June 30, 2000       5,531,877       55     5,040            -     34,860         (2,699)         37,256
Options exercised                 162,318        2       444            -          -              -             446
Net income                              -        -         -            -      4,566              -           4,566
Shares repurchased               (100,935)       -         -         (723)         -              -            (723)
Other comprehensive income,
  net of tax benefit of $1,466          -        -         -            -          -          3,052           3,052
                                ---------    -----    ------       ------     ------        -------          ------
Balances at June 30, 2001       5,593,260   $   57     5,484         (723)    39,426            353          44,597
                                =========    =====    ======       ======     ======        =======          ======

Comprehensive Income
                                                     YEARS ENDED JUNE 30
                                                  1999       2000       2001
                                                 -----      -----      -----
Net Income                                    $  4,104      3,712      4,566
Increase in unrealized
  gains (losses) on securities
  available-for-sale, net of tax expense
  (benefit) of $(814), and (486), and 1,466.    (1,652)      (943)     3,052
Less reclassification adjustment for
  gains included in net income, net of
  tax (benefit) of $(109)                            -          -       (212)
                                                 -----      -----      -----
Comprehensive Income                          $  2,452      2,769      7,406
                                                 =====      =====      =====

See accompanying notes to consolidated financial statements

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                         Years ended June 30, 1999, 2000 and 2001
                         ----------------------------------------

Dollars in thousands                              1999      2000       2001
                                                -------   -------    -------
Cash flows from operating activities:
  Net income                                   $   4,104    3,712      4,566
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 938     1,405      1,302
      Amortization of retained servicing rights     384       257        268
      Provision (recovery) for losses on:
             Loans                                  427       770        980
             Mortgage servicing rights              187      (137)         -
      Deferred Federal income taxes                (136)     (486)       469
      Additions to mortgage servicing rights     (1,042)     (204)       (27)
      Deferred loan fees, net of amortization        25       348        (16)
      Net gains on sales of securities
        available-for-sale                          (17)        -       (212)
      Gain on sales of mortgage loan
        servicing rights                           (633)        -          -
      Federal Home Loan Bank stock dividend        (445)     (622)      (787)
      Net change in accrued interest receivable
         and other assets over accrued interest
         payable, expenses and other liabilities    (91)   (3,581)    (2,386)
                                                -------   -------    -------
           Net cash provided by
             operating activities                 3,701     1,462      4,157
                                                -------   -------    -------
Cash flows from investing activities:
  Loans originated, net of principal
    repayments                                  (71,987)  (86,546)   (27,007)
  Purchases of securities held-to-maturity         (291)   (9,820)         -
  Principal repayments on mortgage-backed
    securities held-to-maturity                   3,278       707      1,259
  Principal repayments on securities
    available-for-sale                            7,994     4,435     22,652
  Purchases of securities available-for-sale    (62,252)  (25,968)  (131,635)
  Proceeds from sales of securities
    available-for-sale                            7,016         -     81,730
  Purchases of premises and equipment            (1,608)   (1,104)    (1,147)
  Proceeds from sales of mortgage
    servicing rights                              1,579         -          -
                                                -------   -------    -------
           Net cash used in investing
             activities                        (116,271) (118,296)   (54,148)
                                                -------   -------     ------
           Subtotal, carried forward          $(112,570) (116,834)   (49,991)
                                                -------   -------    -------


See accompanying notes to consolidated financial statements

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                         Years ended June 30, 1999, 2000 and 2001
                         ----------------------------------------

Dollars in thousands                              1999      2000       2001
                                                -------   -------    -------
Subtotal, brought forward                     $(112,570) (116,834)   (49,991)

Cash flows from financing activities:
  Proceeds from exercise of stock options           375       248        446
  Repurchase of common stock                          -         -       (723)
  Net increase in deposits                       49,268    36,721      3,408
Net increase in Federal Home Loan Bank advances  68,560    73,660     16,468
Proceeds from Trust preferred offering, net of
  issuance costs                                      -     9,234          -
Net increase (decrease) in securities sold under
  agreements to repurchase                       (7,440)      164     31,133
Net increase (decrease) in advance payments by
  borrowers for taxes and insurance                  (6)       13       (221)
      Net cash provided by financing activities 110,757   120,040     50,511
  Net (decrease) increase in cash and
     cash equivalents                            (1,813)    3,206        520
Cash and cash equivalents at beginning of year   11,967    10,154     13,360
Cash and cash equivalents at end of year      $  10,154    13,360     13,880

Supplemental disclosures of cash flow information
  Cash paid during the year for:
     Interest                                 $  21,848    28,709    35,309
     Federal income taxes                         2,438     1,809     2,075

Supplemental schedule of non-cash
   investing activities:
      Mortgage loans securitized into FHLMC
         participation certificates and
         held-for-trading and sold            $  20,137    8,814          -
      Net mortgage loans transferred to real
         estate owned                               534    1,192      1,147


See accompanying notes to consolidated financial statements

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

(1) Summary of Significant Accounting Policies
The accounting and financial reporting policies of Cascade Financial Corporation and subsidiaries (the "Corporation") conform to accounting principles generally accepted in the United States of America and to general practice within the financial institutions industry, where applicable. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense. Actual results could differ from those estimates.

The following is a description of the more significant policies, which the Corporation follows in preparing and presenting its consolidated financial statements.

(a) Basis of Presentation
The consolidated financial statements include the accounts of the Corporation, its subsidiaries, Cascade Bank (the "Bank"), Cascade Capital Trust I (the "Trust"), and the Bank's subsidiary, Cascade Investment Services, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

(b) Cash Equivalents
The Corporation considers all interest-bearing deposits and short-term highly liquid investment securities with an original maturity of three months or less to be cash equivalents.

(c) Loans
All of the Corporation's loans are located in the Puget Sound region. At June 30, 2001, the Corporation's loans are principally secured by one-to -four-family residences (28%), multifamily residences (19%), real estate construction (12%), business and consumer assets (31%) and commercial real estate properties (10%). Accordingly, the ultimate collectibility of the Corporation's loan portfolio is susceptible to changes in the economic and real estate market conditions in the Puget Sound region.

Most of the commercial loans are secured, and the security includes commercial property, business inventories, commercial equipment and personal property of the borrowers and/or guarantors. At June 30, 2001, $10.0 million in commercial loans were unsecured. Loans secured by boats account for the majority of the installment loan portfolio.

Real estate loans originated by the Corporation are generally secured by no less than 80% of the lesser of the appraised value or purchase price of the underlying property. The Corporation currently requires first mortgage, residential customers to obtain private mortgage insurance on all loans above an 80% loan-to-value ratio.

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

Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the loans' yields over their contractual lives using the effective interest method. In the event loans are sold, the remaining net deferred loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans. When portfolio loans pay off before their contractual maturity, the remaining deferred fees or costs are recognized as interest income or expense.

Loan commitment fees are deferred until loans are funded, at which time they are amortized into interest income using the effective interest method. If the commitment period expires, the fees are recognized as service charges.

Impairment of Loans and Allowance for Loan Losses

An allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the loan portfolio. This evaluation includes analyses of the fair value of collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. Interest income is normally recognized on the accrual basis; however, if a loan is impaired then interest income is recorded upon the receipt of cash. The difference between interest income recognized on the accrual basis and cash basis is not significant.

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

The Corporation reviews all single family loans, all consumer loans and multi-family and commercial real estate loans with outstanding principal balances under $1.0 million for impairment as smaller balance homogeneous loan groups. The Corporation considers a loan to be impaired when it becomes nonaccrual; if it is a multifamily or commercial real estate loan less than 90 days delinquent and management believes that the borrower may be experiencing financial difficulty based on indicators such as an inconsistent payment pattern, low debt coverage ratio, high loan-to-value ratio; or if it is a restructured debt. The Corporation bases the measurement of loan impairment for all loans on the fair value of the loan's underlying collateral. If the recorded investment in a loan exceeds the measure of impairment, the Corporation recognizes the impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses.

Management believes the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on these assets, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the western Washington region. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowances for losses on loans. Such agencies may require the Corporation to recognize additions to the allowances, or change valuations, based on their judgments about information available to them at the time of their examinations.

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

Mortgage-backed Securities Held-for-Trading
As part of its mortgage banking activity the Corporation securitizes certain loans originated for sale. Mortgage-backed securities (MBS) that the Corporation holds for sale are accounted for as trading securities at the time of origination. These securities are carried at fair value, determined on an aggregate basis. Fair value is determined for securities using published quotes as of the close of business. Realized or unrealized gains or losses on such MBS are included in gain on sale of MBS held-for-trading.

Mortgage Loan Servicing Rights
The Corporation acquires mortgage servicing rights (MSR) through the Origination of mortgage loans and the sale of those loans with servicing rights retained. The total cost of the mortgage loans sold is allocated to the MSR and the loans based on their relative fair values. The Corporation assesses its MSR for impairment based on the fair value of those rights. The carrying value of the MSR is evaluated on a quarterly basis and any impairment is recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the Corporation stratifies its MSR by various risk characteristics such as loan type, investor type, interest rate and origination date with appropriate prepayment assumptions for the various MSR pools. Reversal of the allowance is based upon the recovery of the fair market value of the amortized asset. The MSR are included in other assets and are amortized as an offset to service charges in proportion to, and over, the period of estimated net servicing income.

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

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

(e) Securities
Debt and equity securities, including MBS, are classified as either trading, available-for-sale, or held-to-maturity. Securities classified as trading are carried at fair value with unrealized gains and losses reported in earnings. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Investment securities and MBS held-to-maturity are carried at amortized cost or principal balance, adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are calculated using a method that approximates the level yield method. The Corporation has the ability, and it is management's intention, to hold such securities until maturity.

(f) Real Estate Owned
Real estate owned includes real estate acquired in settlement of loans. Real estate owned is recorded at the lower of cost or fair value, based upon the most recent appraisal, less estimated costs to sell. Any loss recorded at the time a foreclosure occurs is classified as a charge-off against the allowance for loan losses. Losses that result from the ongoing periodic valuation of these properties are charged to operations in the period in which they are identified. Real estate owned at June 30, 2000 and 2001 was $528 and $787, respectively, which is included in other assets.

(g) Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Straight-line depreciation is provided over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the estimated useful lives of the improvements, or terms of the related leases, whichever is shorter.

(h) Federal Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Stock-Based Compensation
The Corporation measures its employee stock-based compensation arrangements Using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", which is an intrinsic value-based method of recognizing compensation costs. As none of the Corporation's stock options have an intrinsic value at grant date, no compensation cost has been recognized for its stock option plans.

(j) Recently Issued Accounting Standards
SFAS No. 141, "Business Combinations", was issued in June 2001. SFAS No. 141 requires that all business combinations after June 30, 2001 be accounted for using the purchase method. It also defines certain criteria for intangible assets that are acquired in a business combination, in order to be recognized and reported separately from goodwill. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations" and Financial Accounting Standards Board Statement No. 38 (SFAS 38), "Accounting for Preacquisition Contingencies of Purchased Enterprises".

SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in June 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets. It requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually rather than amortized. SFAS No. 142 supersedes Accounting Principles Bulleting No. 17 (APB 17), "Intangible Assets".

The Corporation is reviewing SFAS 141 and SFAS 142 and does not expect that application of these statements will have any material effect on the consolidated financial statements.

(k) Reclassifications
Certain June 30, 2000 balances have been reclassified to conform to the 2001 presentation.

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

(2) Securities
A summary of securities at June 30 follows:

                                                        2000                                     2001
                                                  GROSS     GROSS                          GROSS     GROSS
                                         AMOR-    UNREAL-   UNREAL-              AMOR-     UNREAL-   UNREAL-
                                         TIZED     IZED     IZED     FAIR        TIZED     IZED      IZED      FAIR
                                         COST      GAIN     LOSS     VALUE       COST      GAIN      LOSS      VALUE
                                        ------    -------   -------  -----       -----     -------   -------   -----
Securities available-for-sale:
   Agency MBS                        $  47,305        -     1,863    45,442      76,492    340         -      76,832
   Agency notes                         37,000        -     2,060    34,940      35,315    177         -      35,492
   FHLB stock                           10,945        -         -    10,945      12,668      -         -      12,668
   Other                                 2,177        -        60     2,117       4,203     18         -       4,221
                                     ---------     ----     -----    ------     -------    ---      -----    -------
                                     $  97,427        -     3,983    93,444     128,678    535         -     129,213
Securities held-to-maturity:
   Agency MBS                        $   7,851        -       605     7,246       6,592      -       136       6,456
   Other                                 3,000       32         -     3,032           -      -         -           -
                                     $  10,851       32       605    10,278       6,592      -       136       6,456


As of June 30, 2000 and 2001, the Corporation was required to maintain 104,728 and 116,062 shares, respectively, of $100 par value FHLB stock.

Accrued interest receivable on securities and interest-bearing deposits was $1,153 and $1,130 at June 30, 2000 and 2001, respectively.


                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

Proceeds from the sale of securities available-for-sale and gross realized gains and losses are summarized as follows for the year ended June 30, 1999, and 2001. There were no sales of securities available-for-sale for the year ended June 30, 2000. A $3,000 security previously classified as held-to-maturity was reclassified to available-for-sale as provided by FAS 115 due to the deterioration of the issuer's creditworthiness. A $30 gain was recognized when the security was sold.

                                    PROCEEDS     GAIN     LOSS
                                    --------     ----     ----
     Year ended June 30, 1999
     US Government agency          $   7,016       17        -
                                    --------     ----     ----
          Total                    $   7,016       17        -
                                    ========     ====     ====

                                    PROCEEDS     GAIN     LOSS
                                    --------     ----     ----
     Year ended June 30, 2001
     Agency MBS                    $  36,798      107       86
     Agency notes                     25,194       12       25
     Other                            19,738      204        -
                                    --------     ----     ----
          Total                    $  81,730      323      111
                                    ========     ====     ====

The following table shows the contractual maturities of the Corporation's securities available-for-sale at June 30, 2001:

                           WITHIN     OVER ONE   OVER FIVE    OVER
                            ONE       TO FIVE      TO TEN     TEN
                            YEAR       YEARS        YEARS     YEARS     TOTAL
                           ------     --------   ---------    -----     -----
Amortized Cost
  Agency MBS               $     -         -       2,057     74,435    76,492
  Agency notes                   -    12,500      21,948        867    35,315
  FHLB stock                12,668         -           -          -    12,668
  Other                         79         -           -      4,124     4,203
                           -------    ------      ------     ------   -------
    Total amortized cost   $12,747    12,500      24,005     79,426   128,678
                           =======    ======      ======     ======   =======

Fair Value
  Agency MBS               $     -         -       2,075     74,757    76,832
  Agency notes              27,629         -       7,000        863    35,492
  FHLB stock                12,668         -           -          -    12,668
  Other                         79         -       4,043         99     4,221
                           -------    ------      ------     ------   -------
    Total fair value       $40,376         -      13,118     75,719   129,213
                           =======    ======      ======     ======   =======

The contractual maturities of the Corporations' securities held-to-maturity at June 30, 2001 were all greater than five years.

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

U.S. Government agency securities are classified based upon contractual maturity dates. Actual maturities may differ from contractual maturities because the borrowers have the right to prepay their obligations. Available-for-sale securities pledged as collateral to secure public deposits were $1,353 at June 30, 2000 and $1,476 at 2001.

(3) Loans and Allowance for Loan Losses
A summary of loans at June 30 follows:

                                        2000       2001
                                      -------     -------
   Residential real estate           $175,939     165,003
   Multifamily real estate            112,721     107,360
   Commercial real estate              54,320      56,913
   Real estate construction            73,488     103,206
   Business                            86,298     113,708
   Consumer                            62,061      60,406
                                      -------     -------
     Total loans                      564,827     606,596
   Loans in process                   (17,132)    (33,337)
   Deferred loan fees, net             (2,719)     (2,703)
                                      -------     -------
     Loans                           $544,976     570,556
                                      =======     =======
   Loans serviced for others         $106,310      92,510

Accrued interest on loans was $3,429 and $3,502 at June 30, 2000 and 2001, respectively.

At June 30, 2001, the composition of the loan portfolio including loans in process was as follows:
                                            ADJUSTABLE
                             FIXED RATE        RATE
                             ----------     ----------
   Term to maturity
     Less than one year      $ 13,959        197,544
     1-3 years                 15,750         95,805
     3-5 years                 34,492        121,560
     5-10 years                21,861         44,531
     10-20 years                7,586          3,227
     Over 20 years             16,944              -
                              -------        -------
     Total                   $110,592        462,667
                              =======        =======

Non-accrual loans totaled $1,201, $573 and $1,315, respectively, at June 30, 1999, 2000 and 2001. If interest on these loans had been recognized, such income would have been $86, $32 and $74, respectively, for 1999, 2000 and 2001. At June 30, 1999, 2000 and 2001, loans totaling $2,149, $4,174 and $5,625, were impaired, of which $0, $194 and $574 had allocated allowances of $0, $28 and $105, respectively. The remaining $2,149, $3,980 and $5,051 had no allowances allocated to them because the value of the underlying collateral of the impaired loans was equal to or exceeded the recorded investment. Of the $2,149, $4,174 and $5,625 of impaired loans, $791, $572 and $1,121 were under foreclosure. The average balance of impaired loans during the years ended June 30, 1999, 2000 and 2001, respectively, was $3,180, $3,243 and $6,065 and the
Corporation recognized $224, $406 and $746 of related interest income on such loans during the time such loans were impaired.

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

At June 30, 2001, the Corporation had outstanding commitments of $1,822 to fund loans with fixed interest rates and $9,647 for loans with adjustable rates.

The Corporation had forward commitments totalling $5,727 and $3,032 to sell loans into the secondary market at June 30, 2000 and 2001, respectively.

A summary of the activity in the allowance for losses on loans follows:

                                        YEAR ENDED JUNE 30,
                                      1999     2000     2001
                                     -----    -----    -----
   Balances at beginning of year    $4,143    4,254    5,004
   Provision for losses                427      770      980
   Recoveries                            7      126       32
   Charge-offs                        (323)    (146)    (329)
                                     -----    -----    -----
   Balances at end of year          $4,254    5,004    5,687
                                     =====    =====    =====

(4) Premises and Equipment
A summary of premises and equipment follows:

                                    ESTIMATED            JUNE 30,
                                   USEFUL LIVES      2000       2001
                                   ------------    -------    -------
   Land                                           $  1,239      1,239
   Buildings                       40 years          7,571      7,619
   Leasehold improvements          Lease term        1,213      1,544
   Furniture and equipment         2-10 years        8,036      8,797
                                                   -------     ------
                                                    18,059     19,199
   Accumulated depreciation and amortization        (8,927)   (10,222)
                                                   -------     ------
                                                  $  9,132      8,977
                                                   =======     ======

(5) Deposits
Deposits at June 30 are summarized as follows:
                                                   2000        2001
                                                 -------     -------
Non-interest bearing checking accounts          $ 22,089      22,072
Interest bearing checking accounts                20,209      24,428
Money market deposit accounts                    102,628      88,717
Savings accounts                                  10,926      11,209
Certificates of deposit                          242,655     255,489
                                                 -------     -------
                                                $398,507     401,915
                                                 =======     =======

Time deposit accounts in amounts of $100 thousand or more totaled $93.1 million and $110.9 million at June 30, 2000 and 2001, respectively.

                              WEIGHTED       DEPOSIT
                              AVERAGE     ACCOUNTS WITH      ACCRUED
                              INTEREST     BALANCES IN      INTEREST
                              RATE ON        EXCESS OF     PAYABLE ON
                              DEPOSITS        $100,000      DEPOSITS
                              --------    -------------    ----------
   June 30, 2000                4.94%         $140,565         660
   June 30, 2001                4.60%          160,888         518

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

A summary of interest expense on deposits follows:

                                               YEAR ENDED JUNE 30,
                                            1999      2000      2001
                                           ------    ------    ------
   Checking and money market accounts     $ 3,642     6,359     4,724
   Savings accounts and time deposits      12,783    13,442    15,381
                                           ------    ------    ------
                                          $16,425    19,801    20,105
                                           ======    ======    ======

Maturities of time deposits at June 30, 2001 are as follows:

                   YEAR ENDED   JUNE 30,
                   ----------  ---------
                      2002     $235,639
                      2003       11,072
                      2004        2,774
                      2005        2,827
                      2006        3,058
                   Thereafter       119
                                -------
                               $255,489
                                =======

(6) Trust Preferred Securities
On March 1, 2000, $10 million of 11 percent Capital Securities due March 1, 2030 were issued by a business Trust whose common equity is 100% owned by Cascade Financial Corporation. The Corporation is using the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. The Trust preferred securities are included as a separate line item in the consolidated balance sheet and distributions payable are treated as interest expense in the consolidated statements of operations. The Trust preferred securities qualify as Tier I capital under the capital guidelines of the Office of Thrift Supervision.

(7) FHLB Advances
FHLB advances are summarized as follows:

                                    JUNE 30,
                     2000                             2001
                                WEIGHTED                       WEIGHTED
DATE OF                      AVERAGE INTEREST              AVERAGE INTEREST
MATURITY      AMOUNT              RATE            AMOUNT         RATE
--------     -------         ----------------     ------   ----------------
2001        $125,175              6.54%                -            -%
2002           5,159              6.20            82,009         5.58
2003           9,625              6.26            33,958         6.15
2004           5,000              4.62            40,500         6.63
2005          30,000              5.72            20,000         6.50
2006          16,000              5.02            15,000         6.67
Thereafter    24,697              6.22            40,657         6.00
             -------              ----           -------         ----
            $215,656              6.21%          232,124         6.07%
             =======              ====           =======         ====

                                                   YEAR ENDED JUNE 30,
                                                     2000       2001
                                                   -------     -------
   Maximum amount of outstanding FHLB advances
    at any month-end                              $215,656     236,712
   Average amount of outstanding FHLB advances
    during the year                                165,524     221,075

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

FHLB advances are collateralized by the investment in FHLB stock and otherwise unencumbered permanent residential mortgages equal to 120% of outstanding advances.

The Corporation has $125 million in fixed rate advances as of June 30, 2001 where the FHLB has the option to convert these advances to variable rate advances after a specified period.

At June 30, 2001, the Bank had an unused line of credit from the FHLB-Seattle of $24.4 million. The Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $256 million.

(8)  Securities Sold Under Agreements to Repurchase and Lines of Credit
The Corporation enters into sales of securities under agreements to repurchase (reverse repurchase agreements) that are treated as financing arrangements. Accordingly, the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets, and the securities underlying the agreements remain in the asset accounts. The securities underlying the agreements are under the Corporation's control and are held by nationally known government security dealers who are recognized as primary dealers by the Federal Reserve Board, or other investment banking firms approved by the Corporation's Board of Directors. Such agreements typically have maturities ranging from 30 to 89 days.

Securities sold under agreements to repurchase the same securities consist of agency notes and/or mortgage-backed securities summarized as follows:

                                                UNDERLYING SECURITIES

                                   WEIGHTED     BOOK VALUE,
                                   AVERAGE      INCLUDING
                     BALANCE       INTEREST       ACCRUED      MARKET
                   OUTSTANDING       RATE         INTEREST     VALUE
                   -----------     --------     -----------    ------
   June 30, 2000    $ 5,787          6.46           6,163       5,880
   June 30, 2001     36,920          4.02          40,308      39,728

Financial data pertaining to reverse repurchase agreements follows:

                                                 YEAR ENDED JUNE 30,
                                                  2000        2001
                                                 ------      ------
   Maximum amount of outstanding agreements
     at any month-end                           $21,696      54,237
   Average amount of outstanding agreements
     during the year                              9,082      34,231

The Corporation has Fed Funds borrowing lines with two of its larger correspondent banks. During the fiscal year neither of these lines were used.

(9) Federal Income Taxes
Federal income tax expense includes the following components:

                     YEAR ENDED JUNE 30,
                   1999      2000      2001
                  ------    ------    ------
   Current       $2,253     2,398     1,888
   Deferred        (136)     (486)      469
                  -----     -----     -----
                 $2,117     1,912     2,357
                  =====     =====     =====

The provision for Federal income tax expense approximates the amount computed by applying the "expected" Federal income tax rate of 34% to income before Federal income taxes as there are no significant reconciling items.

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

Under certain provisions of the Internal Revenue Code, the Corporation was allowed a statutory bad debt deduction (based upon a percentage of taxable income before such deduction) for additions to tax bad debt reserves established for the purpose of absorbing losses on loans or property acquired through foreclosure. Savings banks are not required to provide a deferred tax liability for additions to the tax bad debt reserve accumulated as of December 31, 1987, which amount for the Corporation is $473. This amount represents allocations of income to bad debt deductions for tax reporting purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create income for tax reporting purposes only, which will be subject to the then current corporate income tax rate.

The following table presents major components of the net deferred tax liability resulting from differences between financial reporting and tax bases at June 30:

                                              2000       2001
Deferred tax assets:
  Securities available-for-sale            $  1,283         -
  Loans                                       1,058     1,455
  Other                                          96         -
                                            -------    ------
    Gross deferred tax assets              $  2,437     1,455

Deferred tax liabilities:
  Deferred loan fees                           (333)     (843)
  Securities available-for-sale                   -      (182)
  Premises and equipment                       (328)     (271)
  FHLB stock                                 (1,299)   (1,566)
  Other                                           -       (70)
                                            -------    ------
    Gross deferred tax liabilities           (1,960)   (2,932)
                                            -------    ------
  Net deferred tax asset (liability)       $    477    (1,477)
                                            =======    ======

A valuation allowance for deferred tax assets was not considered necessary at June 30, 2000 or 2001. Management believes the Corporation will fully realize its total deferred income tax assets as of June 30, 2001 and 2000, based upon its total deferred income tax liabilities, previous taxes paid, and its current and expected future levels of taxable income.

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

(10) Earnings Per Share
The following table presents EPS information:

                                                  YEAR ENDED JUNE 30,
                                              1999         2000        2001
                                            --------     --------    --------
  Net income                             $    4,104        3,712        4,566
  Common shares outstanding (basic)       5,420,286    5,492,804    5,529,063
  Effect of dilutive stock options          536,257      437,583      314,186
                                          ---------    ---------    ---------
  Common shares outstanding (diluted)     5,956,543    5,930,387    5,843,249
                                          =========    =========    =========
  EPS, basic                                   0.76         0.68         0.83
  EPS, diluted                                 0.69         0.63         0.78


For purposes of calculating basic and diluted earnings per share, the numerator of net income is the same. There were 32,312, 98,494, and 207,567 outstanding options to purchase common stock at June 30, 1999, 2000, and 2001, respectively, that are considered nondilutive and have been excluded from the above calculation. Nondilutive options have an exercise price which is greater than the current market price of the stock.

(11) Stockholders' Equity
(a) Restrictions on Dividends
Current regulations allow the Bank to pay dividends on its stock if its regulatory capital would not thereby be reduced below the amount required for the statutory capital requirements set by the Office of Thrift Supervision
(OTS).

(b) Regulatory Capital
At June 30, 2001, banking regulations required institutions to have a minimum regulatory tangible and core (or leverage) capital equal to 1.5% and 3%, respectively, of adjusted total assets, and Tier I and total risk-based capital
(RBC) equal to 4% and 8%, respectively, of risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) instituted a risk-based assessment system that defined five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these regulations, a well-capitalized institution must have a Tier I RBC ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. At June 30, 2001, the Bank was in compliance with the regulatory requirements for well-capitalized institutions. As of September 5, 2000, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)


                                                   MINIMUM
                                                 REQUIREMENTS        WELL-
                                                  FOR CAPITAL     CAPITALIZED
                                   ACTUAL          ADEQUACY       REQUIREMENTS
                               AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
June 30, 2000:
Total risk-based capital to
 risk-weighted assets (1)     $53,726   11.69   36,756    8.00   45,945   10.00
  Tier I (core) capital to
    risk-weighted assets       49,231   10.72   18,378    4.00   27,567    6.00
  Tier I (core) capital to
    adjusted total assets      49,231    7.28   27,049    4.00   33,811    5.00

June 30, 2001:
Total risk-based capital to
 risk-weighted assets (1)     $58,039   11.34   40,951    8.00   51,188   10.00
Tier I (core) capital to
 risk-weighted assets          53,019   10.36   20,475    4.00   30,713    6.00
Tier I (core) capital to
 adjusted total assets         53,019    7.25   29,246    4.00   36,558    5.00

(1) The OTS requires institutions to maintain Tier I capital of not less than one-half of total capital.

(c) Stock Repurchase Plan
On June 5, 2000, the Corporation commenced a stock repurchase program. The Board of Directors authorized the repurchase of up to 275,000 shares of the company's stock, which is approximately 5% of the outstanding common shares. To date the Corporation has repurchased 100,935 shares for $723, which represents 2% of the common stock.

(12) Mortgage Servicing Rights
A summary of capitalized mortgage servicing rights, included in other assets, at June 30, 2000 and 2001 follows:

                                      2000      2001
                                      ----      ----
   Balance at beginning of year      $ 815       899
   Additions                           204        27
   Amortization                       (257)     (268)
   Allowance for losses                137         -
                                      ----      ----
   Balance at end of year            $ 899       658

(13) Employee Benefit Plans
(a) Savings Plan
The Corporation maintains a savings plan under section 401(k) of the Internal Revenue Code, covering substantially all full-time employees. Under the plan, employee contributions are matched by the Corporation at a rate of 50% of the first five percent contributed. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, fixed income or money market plans, or may purchase stock in the Corporation. The Corporation contributed $82, $75 and $106 to the plan for the years ended June 30, 1999, 2000 and 2001, respectively.

(b) Employee Stock Ownership Plan

The Corporation established an employee stock ownership plan (ESOP) which became effective on July 1, 1992 for employees of the Corporation, the Bank, and its subsidiary who have at least one year of continuous service. The Corporation pays all ESOP expenses. Shares purchased by the ESOP are held in a suspense account for allocation among the participants. Benefits become 20% vested after the third year of service with an additional 20% vesting each year thereafter until 100% vesting after seven years. Allocations to individual participant's accounts are based on total compensation during the year.

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

Forfeitures are reallocated annually among remaining participating employees. For the years ended June 30, 1999, 2000 and 2001, the Corporation contributed $240, $175, and $108, respectively, to the ESOP, which is invested in Cascade Financial Corporation stock. Allocated and unallocated shares at June 30, 2001, were 156,887 and 0, respectively. The Corporation has the right of first refusal to purchase the allocated shares of separated employees.

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

(d) Stock Options
The Corporation maintains stock option plans pursuant to which shares of Common Stock have been authorized for issuance to certain key employees and directors of the Corporation and its subsidiaries upon exercise of stock options. The options granted under these plans are, in general, exercisable under a vesting schedule whereby all options become exercisable over seven years, and expire not more than ten years after the date of grant.

All options granted have limited rights that enable a holder upon a change in control of the Corporation, to elect to receive cash equal to the difference between the exercise price of the option and the fair market value of the common stock on the date of exercise. At June 30, 2000 and 2001, 582,300 and 471,653 shares, respectively, were fully exercisable.

The Corporation applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans. Had compensation cost on the fair value at the grant dates for the Corporation's stock option plan been determined consistent with SFAS 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     YEAR ENDED JUNE 30,
                                 1999      2000      2001
                                 ----      ----      ----
Net income
   As reported                $ 4,104     3,712     4,566
   Pro forma                    3,956     3,532     4,439
Net income per common share
   Basic
    As reported                  0.76      0.68      0.83
    Pro forma                    0.73      0.64      0.80
   Diluted
    As reported                  0.69      0.63      0.78
    Pro forma                    0.66      0.60      0.76

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)


The fair value of options granted under the Corporation's stock option plan was $7.25, $2.40 and $3.57 respectively for the years ended June 30, 1999, 2000, and 2001. The fair value is estimated on the date of grant with the following weighted average assumptions used for 1999, 2000, and 2001: risk-free interest rate of 4.75%, 6.50%, and 5.24%, an expected life of eight years, no expected cash dividends, and a volatility factor of 24%.

Changes in total options outstanding for the years ended June 30 were as follows:

                                         SHARES    WEIGHTED AVERAGE
                                         UNDER     EXERCISE PRICE OF
                                         OPTION      OPTION SHARES

                                                  1999

  Outstanding at beginning of year      684,656         $  3.87
  Granted during year                   132,949           10.73
  Exercised during year                 (98,149)           2.85
  Five-for-four stock split             151,905               -
  Forfeited during year                 (23,016)           7.30
                                        -------          ------
  Outstanding at end of year            848,345         $  4.28
                                        =======          ======

2000
  Outstanding at beginning of year      848,345         $  4.28
  Granted during year                   122,442            9.49
  Exercised during year                 (77,575)           2.19
  Forfeited during year                 (28,940)           9.86
                                        -------          ------
  Outstanding at end of year            864,272         $  5.02
                                        =======          ======

2001
  Outstanding at beginning of year      864,272         $  5.02
  Granted during year                   210,080            7.49
  Exercised during year                (162,318)           2.01
  Forfeited during year                 (77,362)           9.07
                                        -------          ------
  Outstanding at end of year            834,672         $  5.85
                                        =======          ======

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

Financial data pertaining to outstanding stock options were as follows:

AT JUNE 30, 2001
                                                                    WEIGHTED
                                         WEIGHTED                   AVERAGE
                            WEIGHTED     AVERAGE                    EXERCISE
                            AVERAGE      EXERCISE    NUMBER OF      PRICE OF
RANGES OF     NUMBER OF    REMAINING     PRICE OF   EXERCISABLE   EXERCISABLE
EXERCISE       OPTION     CONTRACTUAL    OPTION       OPTION        OPTION
PRICES         SHARES        LIFE        SHARES       SHARES        SHARES
-----------------------------------------------------------------------------
$1.26-2.20     210,234      1.03         $ 1.53       210,234       $ 1.53
3.04-6.96      259,765      4.30           5.12       220,731         4.86
7.13-7.75      176,286      9.28           7.61        12,042         7.60
8.19-8.48       60,938      8.30           8.23         4,376         8.43
9.90-11.90     127,449      7.44          10.92        24,270        10.70
               -------      ----          -----       -------        -----
               834,672      5.00         $ 5.85       471,653       $ 3.71
               =======      ====          =====       =======        =====

(14) Fair Value of Financial Instruments
The fair value estimates presented below are subjective in nature, involve uncertainties and matters of significant judgement and, therefore, are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The Corporation has not included certain material items in its disclosure, such as the value of the long-term relationships with the Corporation's lending and deposit customers since this is an intangible and not a financial instrument. Additionally, the estimates do not include any tax ramifications. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows that could materially affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Corporation.


The following table presents a summary of the fair value of the Corporation's financial instruments:

                                                   AT JUNE 30,
                                         2000                     2001
                                 CARRYING    ESTIMATED    CARRYING   ESTIMATED
                                  VALUE      FAIR VALUE     VALUE    FAIR VALUE
                                 --------    ----------    -------   ----------
Financial assets:
  Cash and cash equivalents      $ 13,360       13,360      13,880      13,880
  Securities available-for-sale    93,444       93,444     129,213     129,213
  Securities held-to-maturity      10,851       10,278       6,592       6,456
  Loans, net                      539,972      533,987     564,869     565,467
  Servicing rights                    899          995         658         823

Financial liabilities:
  Deposit accounts                398,507      399,211     401,915     397,936
  Borrowings                      221,443      220,290     269,044     274,800
  Trust preferred securities       10,000       10,000      10,000      10,000

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)

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

Trust Preferred Securities
The fair value is based on market indications from a market maker in these securities.

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

(16) Condensed Financial Information of Cascade Financial Corporation Following are the condensed financial statements of Cascade Financial Corporation (parent only) for the period indicated:

                                             BALANCE SHEET
                                                JUNE 30,
                                             2000       2001
                                            ------     ------
Assets:
  Cash                                     $    58        679
  Investment in subsidiary                  49,321     53,083
  Other assets                                 956        871
                                            ------     ------
                                           $50,335     54,633
                                            ======     ======

Liabilities and stockholders' equity:
  Other liabilities                        $   380        389
  Trust preferred securities                10,000     10,000
  Stockholders' equity                      39,955     44,244
                                            ------     ------
                                           $50,335     54,633
                                            ======     ======

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)


                 STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30,
                                                   1999     2000     2001
                                                   ----     ----     ----
Equity in undistributed net income
   of the subsidiary                             $ 4,217    4,124    5,462
Interest income - Trust preferred securities           -        -       42
Operating expenses                                  (171)    (240)    (234)
Interest expense - Trust preferred securities          -     (388)  (1,166)
Income before Federal income taxes                 4,046    3,496    4,104
Income tax benefit                                    58      216      462
                                                  ------    -----    -----
   Net income                                    $ 4,104    3,712    4,566
                                                  ======    =====    =====

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
1999	2000	2001

Cash flows from operating activities:
  Net income                                      $4,104    3,712    4,566
  Adjustments to reconcile net income to
   net cash (used in) operating activities:
      Equity in net income of subsidiaries        (4,217)  (4,124)  (5,462)
     (Increase) decrease in other assets             (41)    (913)      85
     (Decrease) increase in other liabilities        (18)     380        9
                                                   -----   ------    -----
        Net cash used in operating activities       (172)    (945)    (802)

Cash flows from investing activities:
  Dividends received from subsidiaries                 -        -    1,700
  Investment in subsidiary                             -   (9,709)       -
                                                   -----   ------    -----
       Net cash provided (used) by investing
         Activities                                    -   (9,709)   1,700

Cash flows from financing activities:
  Purchase of treasury stock                           -        -     (723)
  Proceeds from issuance of common stock             375      248      446
  Proceeds from trust preferred offering               -   10,000        -
                                                   -----   ------     ----
       Net cash provided by financing activities     375   10,248     (277)
                                                   -----   ------     ----
Net increase (decrease) in cash and cash
   equivalents                                       203     (406)     621
                                                   -----   ------     ----
Cash and cash equivalents:
  Beginning of year                                  261      464       58
                                                   -----   ------     ----
  End of year                                     $  464       58      679
                                                   =====   ======     ====

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)


(17) Lines of Business
The Corporation's sole operating subsidiary is Cascade Bank, which is managed along five major lines of business: business banking, retail banking, construction lending, income property lending and residential lending. The administrative group, although not considered a line of business, is responsible for the management of investments, interest rate risk, marketing, data processing and regulatory and stockholder reporting. The financial performance of these business lines is measured by the Corporation's profitability reporting processes, which utilize various management accounting techniques to ensure that each business line's financial results reflect the underlying performance of that business.

Each line of business segment is managed by a senior executive. Back office support is provided to each segment through executives responsible for information systems, finance and administration.

The principal activities conducted by Business Banking are the origination and servicing of commercial business loans and associated merchant services. Retail Banking includes all deposit products, with their related fee income, and all consumer loan products such as home equity and installment loans and credit card products. The Construction unit provides financing to builders and developers for residential construction and land acquisition and development. The Income Property unit originates loans secured by multifamily properties and commercial real estate. The Residential unit's activities are the origination of single family loans and the associated loan servicing activities.

The Bank's reportable business segments are the strategic lines of business noted above, which are managed by the Management Committee, under the direction of the President and Chief Executive Officer. The Management Committee, which is the senior decision making group of the Bank, is comprised of eight members including the President and Chief Executive Officer. To better assess the contribution of its various business lines, the Bank generates segment results that include balances directly attributable to business line activities. Expenses or activities not directly controlled by business unit managers are allocated to the Administrative unit. In this way, management can assess the performance of a particular business. The bank is constantly analyzing its line of business performance and developing better ways to measure profitability.

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

The organizational structure of the Bank and the allocated methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, the Bank's business line performance may not be directly comparable with similar information from other financial institutions.

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)



Following are the condensed financial statements for the Corporation's lines of business for the periods indicated:

                                                       YEAR ENDED JUNE 30, 2000

                                                        RESI-        CON-      INCOME                  ADMIN-
                                          BUSINESS     DENTIAL    STRUCTION   PROPERTY     RETAIL     ISTRATION     TOTAL
                                          --------     -------    ---------   --------     ------     ---------    ------
Condensed income statement
  Net interest income after provision
    for loan losses                       $  3,330       3,811       2,934      3,678       1,253       2,959      17,965
  Other income                                  43         706           -          8       1,135         384       2,276
  Other expense                              1,800       5,022         746      1,837       1,869       3,343      14,617
                                          --------       -----      ------     ------      ------      ------      ------
  Income (loss) before income taxes          1,573        (505)      2,188      1,849         519           -       5,624
  Federal income taxes                         535        (172)        744        629         176           -       1,912
                                          --------       -----      ------     ------      ------      ------      ------
Net income (loss)                         $  1,038        (333)      1,444      1,220         343           -       3,712
                                          ========       =====      ======     ======      ======      ======      ======


                                                           AT JUNE 30, 2000

     Total Assets                         $ 86,298     175,911      56,385    167,041      62,060     128,481     676,176


                                                       YEAR ENDED JUNE 30, 2001

                                                        RESI-        CON-      INCOME                  ADMIN-
                                          BUSINESS     DENTIAL    STRUCTION   PROPERTY     RETAIL     ISTRATION     TOTAL
                                          --------     -------    ---------   --------     ------     ---------    ------
Condensed income statement
  Net interest income after provision
     for loan losses                      $  3,573       2,713       3,824      2,687       1,331       4,453      18,581
  Other income                                  73         533           -          5       1,212         820       2,643
  Other expense                              1,992       2,647         809      1,724       1,856       5,273      14,301
                                          --------       -----      ------     ------      ------      ------      ------
  Income before income taxes                 1,654         599       3,015        968         687           -       6,923
  Federal income taxes                         562         204       1,025        329         237           -       2,357
                                          --------       -----      ------     ------      ------      ------      ------
Net income                                $  1,092         395       1,990        639         450           -       4,566
                                          ========       =====      ======     ======      ======      ======      ======


                                                           AT JUNE 30, 2001

     Total Assets                         $113,707     161,729      58,796    164,274      60,406     174,155     733,067



(18) Selected Quarterly Financial Data (Unaudited)

                                                  QUARTER ENDED
                                     SEPT 30    DEC 31    MAR 31    JUNE 30
                                      1998       1998      1999      1999
                                     -------    ------    ------    -------
Interest income                     $ 9,020     9,313     9,612     10,260
Interest expense                      5,245     5,395     5,398      5,918
                                     ------     -----     -----     ------
Net interest income                   3,775     3,918     4,214      4,342
Provision for loan losses               150       150       127          -
Other income                            536       607     1,148        546
Other expense                         2,823     2,771     3,211      3,633
                                     ------     -----     -----     ------
Income before Federal income taxes    1,338     1,604     2,024      1,255
Federal income taxes                    455       545       691        426
                                     ------     -----     -----     ------
Net income                          $   883     1,059     1,333        829
                                     ======     =====     =====     ======

Earnings per share, basic           $  0.16      0.20      0.25       0.15
Earnings per share, diluted            0.15      0.18      0.22       0.14

                              CASCADE FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                         ------------------------------------------
                        (Dollars in thousands except share amounts)


                                                  QUARTER ENDED
                                     SEPT 30    DEC 31    MAR 31    JUNE 30
                                      1999       1999      2000      2000
                                     -------    ------    ------    -------

Interest income                     $11,016    12,053    12,386     13,126
Interest expense                      6,339     7,375     7,719      8,414
                                     ------     -----     -----     ------
Net interest income                   4,677     4,678     4,667      4,712
Provision for loan losses               210       140       210        210
Other income                            486       531       596        664
Other expense                         3,476     3,533     3,775      3,833
                                     ------     -----     -----     ------
Income before Federal income taxes    1,477     1,536     1,278      1,333
Federal income taxes                    501       522       433        456
                                     ------     -----     -----     ------
Net income                          $   976     1,014       845        877
                                     ======     =====     =====     ======

Earnings per share, basic           $  0.18      0.19      0.15       0.16
Earnings per share, diluted            0.16      0.17      0.14       0.15


                                                  QUARTER ENDED
                                     SEPT 30    DEC 31    MAR 31    JUNE 30
                                      2000       2000      2001      2001
                                     -------    ------    ------    -------

Interest income                     $13,840    14,439    14,318     14,092
Interest expense                      9,195     9,725     9,277      8,931
                                     ------     -----     -----     ------
Net interest income                   4,645     4,714     5,041      5,161
Provision for loan losses               210       210       290        270
Other income                            516       623       793        711
Other expense                         3,393     3,505     3,722      3,681
                                     ------     -----     -----     ------
Income before Federal income taxes    1,558     1,622     1,822      1,921
Federal income taxes                    530       551       623        653
                                     ------     -----     -----     ------
Net income                          $ 1,028     1,071     1,199      1,268
                                     ======     =====     =====     ======

Earnings per share, basic           $  0.19      0.19      0.22       0.23
Earnings per share, diluted            0.18      0.18      0.20       0.22

Annual Stockholders' Meeting

The Annual Stockholders' meeting will be held at the Everett Golf & Country Club, 1500 52nd Street SE, Everett, WA, 98203 on Tuesday, October 16th, 2001 at 6:30 p.m. Pacific Time.

Corporate Information:
WWW.CASCADEBANK.COM

MAIN OFFICE
2828 Colby Avenue
Everett, Washington
(425) 339-5500

BELLEVUE
200 108th Avenue NE
Bellevue, Washington
(425) 455-2300

CLEARVIEW
17512 SR 9 SE
Snohomish, Washington
(360) 668-1243

CROSSROADS
15751 NE 15th Street
Bellevue, Washington
(425) 643-6200

EVERETT/BROADWAY
2602 Broadway
Everett, Washington
(425) 259-1243

EVERETT/EVERGREEN WAY
6920 Evergreen Way
Everett, Washington
(425) 353-1243__

HARBOUR POINTE
11700 Mukilteo Speedway
Mukilteo, Washington
(425) 290-7767

ISSAQUAH
305 Front Street N
Issaquah, Washington
(425) 391-5500

LAKE STEVENS
8915 Market Place
Everett, Washington
(425) 334-8880

LYNNWOOD
19419 Highway 99
Lynnwood, Washington
(425) 775-6666

MARYSVILLE
815 State Avenue
Marysville, Washington
(360) 659-7614

NORTH MARYSVILLE
3711 88th Street NE
Marysville, Washington
(360) 651-9200

SMOKEY POINT
3532 172nd Street NE
Arlington, Washington
(360) 653-1900

WOODINVILLE
17641 Garden Way NE
Woodinville, Washington
(425) 481-0820



Stockholders interested in receiving quarterly earnings releases should call our shareholder services office at (425) 339-5500 or (800) 326-8787.

A copy of the form 10-K filed with the Securities and Exchange Commission will be furnished to stockholders upon written request to the Secretary, Cascade Financial Corporation, 2828 Colby Avenue, Everett, Washington, 98201. You may also contact us through our web site: www.cascadebank.com. Form 10-K information is also available through the Securities and Exchange Commission's web site: www.sec.gov/edaux/searches.htm


Stock Transfer Agent
MELLON INVESTOR SERVICES LLC
P.O. Box 3315
South Hackensack, NJ 07606
(800) 356-2017
(800) 231-5469 TDD for Hearing Impaired
(201) 329-8660 Foreign Shareholders
(201) 329-8354 TDD Foreign Shareholders
www.melloninvestor.com

Auditors
KPMG LLP
3100 Two Union Square
601 Union Street
Seattle, Washington 98101

Legal Counsel
ANDERSON HUNTER, PS
2707 Colby Avenue, Suite 1001
Everett, Washington 98201

Special Counsel
BREYER & ASSOCIATES PC
1100 New York Avenue NW #700
Washington, D.C. 20005