Form 10-K405/A
period 2001-06-30
CASCADE FINANCIAL CORP
filed 2001-10-11
CIK 928911

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

(b)  Wholly-owned subsidiary of Cascade Bank.

                              Exhibit 23

                         [Letterhead of KPMG]
                    CONSENT OF INDEPENDENT AUDITORS

The Board of Directors

Cascade Financial Corporation and subsidiaries:

We consent to incorporation by reference in the registration statements
No. 33-94456 and No. 333-32272 on Forms S-8 of Cascade Financial
Corporation of our report dated August 10, 2001 relating to the consolidated balance sheets of Cascade Financial Corporation and subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2001, which report is incorporated by reference into Cascade Financial Corporation's 2001 Annual Report on Form 10-K from Cascade Financial Corporation's 2001 Annual Report to Stockholders.

                                     /s/ KPMG

Seattle, Washington
October 5, 2001

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