Form 10-Q
period 2001-09-30
CASCADE FINANCIAL CORP
filed 2001-11-16
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                     -------------------------------------

                                       10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM          TO
                                                     ----------   ---------

      Commission file number 0-25286


                         CASCADE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                          91-1661954
      -------------------------------           ------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)           Identification No.)


                2828 Colby Avenue
               Everett, Washington                      98201
      ----------------------------------------       ----------
      (Address of principal executive offices)       (Zip Code)


                              (425) 339-5500
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past ninety days.   Yes  X   No
                                                           -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class               Outstanding as of September 30, 2001
      -----------------------------    ------------------------------------
      Common Stock ($.01 par value)                  5,597,316

                     CASCADE FINANCIAL CORPORATION
                               FORM 10-Q
                for the Quarter Ended September 30, 2001



INDEX


PART I - Financial Information:

     Item 1 - Financial Statements:

            - Condensed Consolidated Balance Sheets ................... 3
            - Condensed Consolidated Statements of Operations ......... 4
            - Consolidated Statements of Comprehensive Income ......... 5
            - Condensed Consolidated Statements of Cash Flows ......... 6
            - Notes to Condensed Consolidated Financial Statements .... 8

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..................... 9

     Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk .......................................15


PART II - Other Information ...........................................17

                     PART I -- FINANCIAL INFORMATION

              CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands)

                                                September 30,     June 30,
ASSETS                                               2001           2001
------                                          -------------     --------
                                                          (unaudited)

Cash on hand and in banks                          $  9,163         8,025
Interest-earning deposits in other institutions      17,341         5,855
Securities available for sale                       115,294       129,213
Securities held to maturity
 (market value of $6,565 and $6,456)                  6,541         6,592
Loans                                               577,998       570,556
Allowance for loan losses                            (5,853)       (5,687)
                                                    -------       -------
Loans, net                                          572,145       564,869

Premises and equipment, at cost, net                  8,763         8,977
Accrued interest receivable and other assets          8,584         9,536
                                                    -------       -------
     TOTAL ASSETS                                  $737,831       733,067
                                                    =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
-----------
Deposits                                           $409,215       401,915
Federal Home Loan Bank advances                     226,847       232,124
Securities sold under agreements to repurchase       34,940        36,920
Advance payments by borrowers for taxes
   and insurance                                      2,518         1,739
Accrued expenses and other liabilities                6,709         4,295
Deferred federal income taxes                         1,212         1,477
                                                    -------       -------
     TOTAL LIABILITIES                              681,441       678,470

Trust preferred securities                           10,000        10,000

Stockholders' Equity:
--------------------
Preferred stock, $.01 par value, 500,000
   shares authorized;no shares issued
   or outstanding                                         -             -
Common stock, $.01 par value, 8,000,000
   shares authorized; 5,597,316 and 5,694,195
   shares issued and outstanding                         57           57
Additional paid-in capital                            5,545        5,484
Treasury Stock, 113,940 shares at cost                 (827)        (723)
Retained earnings, substantially restricted          40,922       39,426
Cumulative other comprehensive income, net              693          353
                                                    -------      -------
      TOTAL STOCKHOLDERS' EQUITY                     46,390       44,597
                                                    -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $737,831      733,067
                                                    =======      =======

See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                     Three months ended
                                               September 30,     September 30,
                                                    2001              2000
                                               -------------     -------------
Interest income:
   Loans                                        $   11,838           11,822
   Securities held-to-maturity                          96              193
   Securities available for sale                     1,680            1,547
   FHLB stock dividends                                223              180
   Interest-earning deposits                           100               98
                                                 ---------        ---------
      Total interest income                         13,937           13,840

Interest expense:
   Deposits                                          4,397            5,196
   Borrowings                                        3,926            3,702
   Trust preferred securities                          291              297
                                                 ---------        ---------
      Total interest expense                         8,614            9,195

Net interest income                                  5,323            4,645
   Provision for loan losses                           270              210
                                                 ---------        ---------
Net interest income after provision
 for loan losses                                     5,053            4,435

Other income:
   Gain on sale of loans                               131               54
   Service charges                                     457              418
   Other                                               308               44
                                                 ---------        ---------
      Total other income                               896              516

Other expenses:
   Salaries and employee benefits                    2,037            1,794
   Occupancy                                           598              737
   Marketing                                            76              119
   Data processing                                      46               69
   Other                                               951              674
                                                 ---------        ---------
      Total other expenses                           3,708            3,393

      Income before income taxes                     2,241            1,558
   Federal income taxes                                745              530
                                                 ---------        ---------
      Net income                                $    1,496            1,028
                                                 =========        =========
Earnings per share, basic                       $     0.27             0.19
Earnings per share, diluted                           0.26             0.18
Weighted average number of shares outstanding:
     Basic                                       5,597,895        5,538,817
     Diluted                                     5,860,114        5,836,224


See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (dollars in thousands ,unaudited)


                                    Three months ended Sepember 30,
                                          2001          2000
                                        --------      --------
Net Income                               $1,496        1,028
Increase in unrealized gains on
   securities available for sale,
   net of tax of $176 and $305.             340          592
                                          -----        -----
Comprehensive Income                     $1,836        1,620
                                          -----        -----


See notes to condensed consolidated financial statements

                         CASCADE FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                              2001       2000
                                                            ------------------
Cash flows from operating activities:
   Net income                                              $  1,496      1,028
                                                            ------------------
      Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization of
           premises and equipment                               323        347
         Amortization of retained servicing rights               94         64
         Provision for losses on loans                          270        210
      Additions to mortgage servicing rights                     --        (21)
      Deferred loan fees, net of amortization                   (64)       157
      Net gain on sales of securities available for sale        (92)        --
      Federal Home Loan Bank stock dividend received           (223)      (179)
      Net change in accrued interest receivable and
        other assets and accrued expenses and
         other liabilities                                    2,921     (1,268)
                                                            ------------------
          Net cash provided by operating activities           4,725        338

Cash flows from investing activities:
   Loans originated, net of principal repayments             (7,572)    (6,405)
   Principal repayments on securities held-to maturity           51        196
   Principal repayments on securities available-for-sale      9,474      1,132
   Purchases of securities available for sale               (38,279)   (27,284)
   Proceeds from sales of securities available for sale      43,555         --
   Purchases of premises and equipment                         (109)      (110)
                                                            ------------------
      Net cash used in investing activities                   7,120    (32,471)

Subtotal, carried forward                                    11,845    (32,133)
                                                            ------------------


See notes to condensed consolidated financial statements

                         CASCADE FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                              2001       2000
                                                            ------------------

Subtotal, brought forward                                   $ 11,845   (32,133)
                                                            ------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                         61        60
   Repurchase of common stock                                   (104)     (343)
   Net increase in deposits                                    7,300     6,237
   Net(decrease) increase in Federal Home Loan Bank advances  (5,277)    4,548
   Net(decrease) increase in securities sold under
    agreements to repurchase                                  (1,980)   25,273
   Net increase in advance payments by borrowers for
    taxes and insurance                                          779       298
                                                            ------------------
      Net cash provided by financing activities                  779    36,073
                                                            ------------------
   Net increase in cash and cash equivalents                  12,624     3,940
Cash and cash equivalents at beginning of period              13,880    13,360
                                                            ------------------
Cash and cash equivalents at end of period                  $ 26,504    17,300

Supplemental disclosures of cash flow information-cash
 paid during the period for:
   Interest                                                 $ 35,309     8,716
   Federal income taxes                                        2,075       450
                                                            ------------------

Supplemental schedule of noncash investing activities:
   Net mortgage loans transferred to real estate owned            90       236




See notes to condensed consolidated financial statements.

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2001
                                 (unaudited)

1.   Presentation of Financial Information

     The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the "Corporation"), its subsidiaries, Cascade Bank (the "Bank" or "Cascade") and Cascade Capital Trust I (the "Trust"), and the Bank's subsidiary, Cascade Financial Investment Services, Inc. All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting.

     Certain information and footnote disclosures included in the Corporation's financial statements for the year ended June 30, 2001, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's 2001 Annual Report on Form 10-K.

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

     The Corporation is reviewing SFAS 141 and SFAS 142 and does not expect that application of these statements will have any material effect on the consolidated financial statements. The Company is required and plans to adopt the provisions of SFAS 142 for the fiscal year beginning July 1, 2002.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and
(or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.
The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. Management has not yet determined the impact of adopting this Statement.

     In August 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the Fundamental provisions of that Statement. Statement No. 144 also supersedes the Accounting and reporting provisions of APB Opinion No. 30, Reporting the
Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required and plans to adopt the provisions of Statement No. 144 for the fiscal year beginning July 1, 2002.


        Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

     This section contains forward-looking statements that have been prepared on the basis of the Corporation's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Corporation. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to changes. Such risks and uncertainties include, but are not limited to, the following factors: changes in interest rate environment reducing margins, general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Accordingly, there can be no assurance that any of these strategies will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated.


Selected Financial Data

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated (dollars in thousands):

                                                          At or for the
                                                        three months ended
                                                           September 30,
                                                           2001    2000
                                                        ------------------
Return on average assets                                   0.82%    0.60
Return on average stockholders' equity                    13.25    11.09
Tier 1 Capital Ratio                                       7.38     7.00
General and administrative expenses to average assets      1.85     1.99
Efficiency ratio                                          59.44    65.66
Average interest-bearing assets to average
   interest-bearing liabilities                          106.61   104.21


CHANGES IN FINANCIAL CONDITION

     Total assets increased 0.6% to $737.8 million at September 30, 2001, compared with $733.1 million at June 30, 2001. Net loans increased 1.3% or by $7.3 million to $572.1 million for the quarter.

     Cascade Bank, the Corporation's only operating subsidiary, continues its transformation into a commercial bank from a thrift. Within the loan portfolio, business loans grew to $120.8 million or 21% of total loans, as of September 30, 2001. Real estate construction loans increased to $69.0 million. Conversely, residential loans, both single family and multi-family, declined to $267.8 million or 46% of total loans from $272.4 million or 48% of the total loans as of June 30, 2001.

     Deposits increased slightly to $409.2 million from $401.9 million at June
30, 2001.   The market for deposits remains fiercely competitive.  Our market area is dominated by large financial institutions, e.g. Bank of America and Washington Mutual, which makes it difficult for institutions our size to make significant inroads in the retail deposit market. Growing deposits remains a primary goal and a major challenge for the Bank.

     In addition to deposits, Cascade uses wholesale funds, Federal Home Loan Bank (FHLB) advances and repurchase agreements to augment our sources of funding. FHLB advances were $226.8 million as of September 30, 2001 compared to $232.1 million on June 30, 2001. The Bank uses advances primarily as an economical and reliable source of longer and intermediate term funding. Securities sold under agreements to repurchase, which were $34.9 million and $36.9 million at September 30, 2001 and June 30, 2001 respectively, are used as short term funding vehicles to help match fund the bank's prime based portfolio.

     Cascade Financial's stockholder equity grew by 4% or $1.8 million to $46.4 million at September 30, 2001 from June 30, 2001. Equity grew 20% or $7.8 million compared to the period ended September 30, 2000. Since the Corporation does not pay a cash dividend, the entirety of the company's earnings were added to the equity accounts. The Corporation's accumulated other comprehensive gain increased by $340,000, from a gain of $353,000 as of June 30, 2001 to a gain of $693,000 as of September 30, 2001.

     Cascade Financial declared a 10% stock dividend payable on October 31, 2001 to stockholders of record October 15, 2001. The payment of a stock dividend will have no impact on the total equity of the Corporation, but on the balance sheet it will increase stock and paid in capital accounts and decrease retained earnings in equal amounts.

Asset Quality
-------------


     Nonperforming loans totaled $1.69 million and $1.32 million at September 30, 2001 and June 30, 2001, respectively. Of the 15 non-performing loans, four were commercial loans representing $550,000; eight were residential loans for $1.08 million; and three were consumer loans for $130,000. During the September 30, 2001 quarter, loan charge-offs equaled $105,000, while recoveries were $1,000. The net charge-off represented 2 basis points of loans. Assets classified as substandard totaled $7.5 million and $5.6 million respectively at September 30, 2001 and June 30, 2001. Doubtful loans were $45,000 as of September 30, 2001, and June 30, 2001.

     In February 2001, Cascade Bank established a new Credit Administration Division to monitor and maintain its credit quality. As the bank continues its transformation into a commercial bank with its emphasis on business, construction and consumer lending, the credit risk of the institution would be expected to grow. Also, the prospect of a potential economic downturn in our market area will cause the bank to place an even greater emphasis on credit quality. There can be no assurance that future additions to the provision for loan losses will not exceed current levels. Various regulatory agencies that periodically review the Bank's provision for loan losses may require the Bank to increase that provision.


     Cascade Bank has no credit exposure to the Boeing Company and only minimal exposure to its suppliers. However, Boeing represents a large part of the economy of the bank's market area and there are bound to be ripple effects from its recently announced layoffs.

                                                 At September 30,   At June 30,
                                                        2001             2001
                                                 ----------------   -----------
Non-performing loans to total assets                     .23%            .18
Non-performing loans to total loans outstanding          .29             .23
Non-performing assets to total assets                    .35             .29
Allowance for loan losses to non-performing loans        347             432
Allowance for loan losses to total loans outstanding    1.01             .99

                         RESULTS OF OPERATIONS

     Comparison of the Three Months Ended September 30, 2001 and 2000

General

     Net income for the three months ended September 30, 2001 increased 46% to $1.50 million compared with $1.03 million for the quarter ended September 30, 2000. The principal reason for the increase in the three months earnings was an increase of $680,000 in net interest income and a $380,000 increase in other income. These increases were partially offset by a $310,000 increase in other expenses, a $60,000 increase in the provision for loan losses, and $22,000 increase in income tax expense.

Net Interest Income

     Net interest income increased 14.6% to $5.32 million for the three months ended September 30, 2001, compared to $4.65 million in the quarter ended September 30, 2000. The Bank's net interest margin increased 16 basis points for the quarter ended September 30, 2001, to 2.97%, as compared to 2.81% for the quarter ended September 30, 2000. Average interest earning assets increased $71.0 million to $718.7 million for the quarter ended September 30, 2001 as compared to $663.5 for the quarter ended September 30, 2000. Average loans outstanding increased 5% or $26.0 million from $543.4 million to $569.4 million. Average securities held increased $23.7 million from $109.1 million to $132.8 million during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The yield on earning assets was 7.74% for the quarter ended September 30, 2001, compared to 8.31% for the quarter ended September 30, 2000.

     The 57 basis points drop in yield on assets was more than offset by a decline in the cost of funds, which decreased 67 basis points to 5.07% for the quarter ended September 30, 2001. The resulting increase in interest spread was the primary factor leading to the increase in net interest margin. Also, enhancing the net interest margin was the increase in capital as more assets are funded at no explicit interest cost.

     The volatility of interest rates and the current low rate environment may exert pressure on our net interest margin. Our margin has expanded as CDs, booked during the 1999-2000 increase in rates, reprice at lower levels. However, the continued decline in short rates puts downward pressure on the yield of prime rate loans, which has been a focus of the Bank's loan generation efforts. Also, the current low rate environment has led to refinancing pressures in the Bank's fixed rate loan and investment portfolios, which have been funded to a large extent with fixed rate liabilities. There also may be a point at which the competition for deposits will prohibit the Bank from fully realizing the drop in market rates, which would compress our spread.

                                                       At or for the
                                                    three months ended
                                                       September 30,
                                                      2001       2000
                                                   --------------------
                                                  (dollars in thousands)

Average interest earning assets                    $718,684     663,536
Average interest bearing liabilities                674,109     636,655

Yield on interest earning  assets                     7.74%       8.31%
Cost of interest bearing liabilities                  5.07%       5.74%
Net interest spread                                   2.67%       2.57%
Net interest margin                                   2.97%       2.81%


Provision for Loan Losses

     The Bank's provision for loan losses increased to $270,000 for the three months ended September 30, 2001 as compared to $210,000 for the three months ended September 30, 2000. At September 30, 2001, June 30, 2001, and September 30, 2000, the Bank's loan loss allowance totaled $5.85 million, $5.69 million and $5.19 million, respectively. The loan loss allowance as a percent of net loans outstanding was 1.01%, .99%, and .94% respectively for those periods. Non-performing loans (loans on non-accrual and ninety days past due) increased to $1.69 million at September 30, 2001, as compared to $1.32 million at June 30, 2001, and $1.39 million as of September 30, 2000.

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

Other Income

     For the quarter ended September 30, 2001, other income grew to $896,000, which is a 73.6% or $380,000 increase compared to the quarter ended September 30, 2000. This increase was the result of an increase in service fees of $39,000, an increase in gains from the sales of loans of $77,000, the sale of a downtown Everett property that generated $180,000 pre-tax profit and a realignment of the bond portfolio that produced a gain on securities of $92,000.

Other Expense

     Other expenses increased by 9.3% or $315,000 to $3.71 million for the three months ended September 30, 2001 compared to the same quarter a year earlier. This increase is due primarily to an increase in salaries and employee benefits of $243,000 and $71,000 in loan expenses.

Segment Results

                                                                   For the three months ended
                                                                       September 30, 2001

                                                                               Income                Administration/
                                   Business    Residential    Construction    Property    Consumer      Treasury       Total
                                                                          (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses        $1,004          682           1,049           757         341          1,220        5,053
Other Income                           11          153               -             -         328            404          896
Direct Expense                        220          123              90            30         285          2,960        3,708
Allocated Overhead                    270          380             162           385         139         (1,336)           -
                                     ---------------------------------------------------------------------------------------
Income before Income Tax              525          332             797           342         245              -        2,241
Federal Income Taxes                  175          110             265           114          81              -          745
                                     ---------------------------------------------------------------------------------------
Net Income                            350          222             532           228         164              -        1,496
                                     ---------------------------------------------------------------------------------------

                                                                   For the three months ended
                                                                       September 30, 2000

                                                                               Income                Administration/
                                   Business    Residential    Construction    Property    Consumer      Treasury       Total
                                                                          (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses        $  725          806           866             733         290         1,015         4,435
Other Income                            6           88             -               -         188           234           516
Direct Expense                        262          277            62              21         277         2,494         3,393
Allocated Overhead                    202          395           127             378         143        (1,245)            -
                                     ---------------------------------------------------------------------------------------
Income before Income Tax              267          222           677             334          58             -         1,558
 Federal Income Taxes                  91           75           230             114          20             -           530
                                     ---------------------------------------------------------------------------------------
Net Income                            176          147           447             220          38             -         1,028
                                     ---------------------------------------------------------------------------------------



     All business segments experienced increased profitability for the quarter ended September 30, 2001 compared to the three months ended September 30, 2000. Results in Business Banking and Construction Lending were aided by increased levels of loans outstanding. Residential Lending was aided by a reduction in direct expense, which offset the reduced net interest income as the portfolio has declined as a result of the current refinance activity. That activity has, however, increased the bank's gain on sale of loans from $54,000 for the quarter ended September 30, 2000 to $131,000 for the quarter ended September 30, 2001.

     Net income for Income Property, which encompasses multi-family and commercial real estate loans, was relatively flat as expanded margins offset declining balances. Increases in fee revenue was the primary driver of the increased profitability of the Consumer Banking Division.

Liquidity and Sources of Funds

     A primary use of liquidity is funding loans. Loan commitments outstanding at September 30, 2001, were $11.1 million and will be funded through sales of loans, repayment of existing loans, current liquidity balances, FHLB-Seattle advances, and other borrowings. Outstanding commitments to sell loans totaled $7.8 million at September 30, 2001. The Bank sells loans on a "best efforts" basis to its correspondents. All fixed rate loans with maturities greater than seven years are sold in the secondary market.

     The Bank maintains liquidity balances in FHLB deposits and short-term securities to provide primary liquidity. FHLB advances also serve as an important source of liquidity. The Bank currently has a credit line with the FHLB-Seattle for 35% of total assets or up to $256.1 million, of which $32.5 million is unused. The Bank also had $34.9 million of reverse repurchase agreements outstanding, a decrease of $2.0 million from June 30, 2001.

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

     The Corporation's primary source of capital is the retention of its earnings. Although the Corporation periodically reviews dividend policy, currently, the Corporation does not pay a cash dividend. The Corporation also receives capital through the exercise of options granted to employees and directors.

     The Corporation has authorized a stock repurchase program, which permits the Corporation to repurchase up to 5% of its outstanding shares. Since its inception in July 2000, the Corporation has repurchased approximately 118,000 shares for $830,000.

     The Bank is in full compliance with all capital requirements established by the FDIC at September 30, 2001. Cascade's regulatory capital, capital requirements, and related excess capital amounts as of September 30, 2001 are presented in the following table:

     Core capital                             Amount     Percentage
     ------------                            --------    ----------
                                                  (In Thousands)

     Tier 1 (Core) capital                   $ 54,125        7.38%
     Less:  Minimum requirement                29,316        4.00
     Excess                                  $ 24,809        3.38%

     Risk-based capital                       Amount     Percentage
     ------------------                      --------    ----------
                                                  (In Thousands)
     Risk-based capital                      $ 59,978       11.80%
     Less: Minimum requirement(1)              40,657        8.00
     Excess                                  $ 19,321        3.80%

      (1)  Based on risk-weighted assets.

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                        ASSET/LIABILITY MANAGEMENT

     Cascade, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities reprice on different terms than its interest-earning assets. The volatility in interest rates will generally have an adverse impact on the bank's net interest margin. Volatility has been the hallmark of the last three years as the Federal Reserve raised the target Fed funds rate aggressively in 1999-2000 (seven moves for 300 basis points), only to drop the same rate by 450 basis points in 10 moves in 2001.

     Many of Cascade's assets and liabilities have explicit or implicit options embedded in their structure. For example, residential mortgages rarely have any prepayment fees, therefore the borrower may prepay all or part of his/her loan without penalty. Therefore, when rates fall the actual maturity of these portfolios contract as borrowers refinance their loans. Conversely, when rates rise the maturity of these portfolios extend. Even prime based loans have a degree of interest rate risk, if such loans reprice more quickly than the underlying liabilities funding those loans, which has occurred in 2001.

     To reduce its interest rate exposure, Cascade has sought to keep the interest rate mismatches within tight bands, while monitoring the optionality on both sides of the balance sheet. Cascade sells the vast majority of all new 15 and 30 year fixed rate loans. Cascade's residential portfolio primarily consists of mortgages with initial fixed rate periods of three or five years that then convert to one year adjustable rate loans after the initial period.

     Since the majority of the Bank's deposits mature within a year, Cascade extends the maturity of its liabilities by obtaining longer term FHLB-Seattle advances to match its fixed rate loans and investments. The Bank also uses repurchase agreements as short term funding vehicles to help assure that it has short term liabilities that will more closely track changes in the Prime rate.

     Cascade does not currently use any derivatives to manage its asset/ liability exposures. The reduction of our mortgage banking operations, the use of balance sheet instruments, and the potential accounting implications for derivatives, has greatly reduced our need and appetite for such vehicles.

     Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates.
 For example, at September 30, 2001, the model indicates that a +200 basis points shock in rates would reduce net interest income by 7%. Cascade also measures the mark to market impact of changes in rates on the fair value of its balance sheet in rate shock scenarios. The model states that a +200 basis point shock would reduce the fair value of its equity by 24%. The Corporation has established parameters for the acceptable changes in market value and net interest income under different interest rate scenarios. As of September 30, 2001, the banks interest rate exposure was within all those guidelines.

                           PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities.
-------------------------------
    Not applicable

Item 3.  Defaults upon Senior Securities.
-----------------------------------------
    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
    Not applicable

Item 5.  Other information.
---------------------------
    Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
    3.1   Certificate of Incorporation of Cascade Financial Corporation (1)
    3.2   Bylaws of Cascade Financial Corporation (1)
     21   Subsidiaries
     23   Consent of Independent Auditors

(b)  Reports on Form 8-K

     On July 27, 2001, Cascade Financial Corporation filed Form 8-K announcing the completion of the reorganization of the Corporation into a bank holding company with a financial holding company election, and the completion of the conversion from a federally chartered stock savings bank to a Washington chartered commercial bank.

--------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form S-4 File No. 33-83200.

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASCADE FINANCIAL CORPORATION


November 14, 2001                         /s/  Lars H. Johnson
                                          By:  Lars H. Johnson,
                                               Executive Vice President
                                               (Chief Financial Officer)