Form 10-K
period 2001-12-31
CASCADE FINANCIAL CORP
filed 2002-04-01
CIK 928911

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from June 30, 2001 to December 31, 2001.

                         Commission file number 0-25286

                          CASCADE FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware
(State or other jurisdiction of incorporation or organization)                   91-1661954
--------------------------------------------------------------    ---------------------------------------
                                                                       (I.R.S. Employer I.D. Number)

            2828 Colby Avenue, Everett, Washington                                  98201
--------------------------------------------------------------    ---------------------------------------
           (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                            (425) 339-5500
                                                                  ---------------------------------------
Securities registered pursuant to Section 12(b) of the Act:                         None
                                                                  ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:       Common Stock, par value $0.01 per share
                                                                  ---------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates of registrant at March 21, 2002 was $61.61 million (based on $9.70 per share). The number of shares of registrant's Common Stock outstanding at March 21, 2002 was 6,351,354.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the six months ended December 31, 2001, including the Selected Financial Data and the Management Discussion and Analysis attached as Exhibit 13 (the "Annual Report") (Part I, II & IV).

2. Portions of registrant's Definitive Proxy Statement for the December 31, 2001 Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

General

    Cascade Financial Corporation (the "Corporation") is a bank holding company incorporated in the state of Delaware in 1994. The consolidated entity includes the Corporation and its wholly owned subsidiaries. At December 31, 2001, the Corporation's wholly-owned subsidiaries were Cascade Bank ("Cascade" or the "Bank") and Cascade Capital Trust I. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington 98201, and the telephone number is (425) 339-5500.

    The Bank has been serving the people of Snohomish and King Counties since 1916 when it was organized as a mutual savings and loan association. On September 15, 1992, the Bank completed its conversion from a federal mutual to a federal stock savings bank. The Corporation was organized on August 18, 1994 for the purpose of becoming the holding company for Cascade Bank. On October 23, 1994, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 30, 1994, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Subsequent to the acquisition of Cascade, the primary activity of the Corporation has been holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

    In July of 2001, the Bank converted its charter from that of a federal stock savings bank to a Washington state commercial bank, and the Corporation elected to be treated as a financial holding company with the Federal Reserve Board. Following this conversion, the Corporation changed its fiscal year end from June 30 to December 31 to align its reporting period with those of its commercial bank peers.

    The Corporation conducts its business from its main office in Everett, Washington, and thirteen other full service offices in the greater Puget Sound region. At December 31, 2001, the Corporation had total assets of $762.0 million, total deposits of $420.0 million and stockholders' equity of $47.7 million. The savings deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to the limits specified by law.

    The Bank, a full service community bank, offers a wide range of products and services. Cascade Investment Services, Inc., a subsidiary of Cascade Bank, markets annuity products, mutual funds and insurance products to customers and non-customers in the Bank's market areas. Management believes offering these product lines increases customer awareness, expands product lines and provides a valuable alternative to the deposit products offered by the Bank. Revenues from the subsidiary increase the Bank's other income.

FORWARD LOOKING STATEMENTS

    In addition to historical information, this Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Cascade Financial Corporation of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained herein are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. The following items are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses and customers; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only at the date of the statement. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents the Corporation files from time to time with the Securities and Exchange Commission. There can be no assurance that any of the strategies described in this Form 10-K will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated. Sentences containing words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "projected," or similar words may constitute such forward looking statements.

Market Area

    Headquartered in Everett, Washington, the Corporation serves its customers from fourteen full service offices, ten in Snohomish County and four in King County. Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years, although currently the area is facing an economic slowdown.

    Despite the relocation of its corporate headquarters, the Boeing Company is the largest employer in the Puget Sound Area and in Snohomish County. The transplantation of Boeing's headquarters will not have a material impact on the local economy. However, the slowdown in air travel caused by a weakening economy and the tragic events of September 11, 2001 have had a material impact on the orders for the commercial jet airliners produced in our market area. Boeing Company press releases showed a decrease of its commercial airplane deliveries of approximately 2% in 2001 and an estimated decline between 25% and 27% in 2002 from deliveries forecasted prior to the terrorist attacks. Consequently Boeing announced employment layoffs approximating 30,000 by mid-2002, starting in December 2001. The full impact and timing of airline and aerospace industry job reductions on the Puget Sound economy are not yet known; however, economic activity in many areas served by the Company has weakened. The recently announced layoffs by Boeing may create problems if there are outstanding loans to employees who are laid-off and not hired by other companies, to subcontractors that have had canceled or delayed orders from Boeing, or other businesses impacted by the general slowing of economic activity. Significant Boeing layoffs in past years have not affected our asset quality, however, there is no assurance that any future Boeing layoffs will not adversely affect the Corporation's loan portfolio.

    Our market area in King County includes the growing cities east of Seattle and Lake Washington. This area's economy has been dominated by Microsoft, with other high technology companies playing an important role. Slowdowns and retrenchment with a number of these firms has led to slower economic growth than in the past with a potential impact on the financial services firms that serve the area. The commercial real estate market in east King County has experienced an increase in vacancy rates recently.

    Over recent years, the economy in the Corporation's market area has become more dependent upon the health care and biotechnology industries, two industries which have been less affected by the recent economic slowdown. One of the largest health care employers is Providence Everett Medical Center Group, which is also an innovator in new diagnostic and treatment technologies. Snohomish County and Northeast King County is home to numerous biotechnology companies, including Advanced Technology Labs, a manufacturer of medical equipment.

    As a gateway to Asia, the Bank's market area has also benefited from the expansion of world trade. Economic weakness in either the United States or Asia will reduce that trade. Such slowdowns in the international flow of goods and services could prove detrimental to the economy of the market area and potentially the quality of our loan portfolios.

Business Strategy

    The Corporation is in the process of implementing its business plan to increase the Bank's emphasis on commercial banking. The Corporation is attempting to pursue the following strategies:

- Increasing the percentage of its assets consisting of business, construction, and commercial real estate loans with higher risk-adjusted returns, shorter maturities and greater sensitivity to interest rate fluctuations.

- Increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network and internet banking.

- Diligently searching for sources of fee based revenue, e.g. credit life insurance.

- Maintaining cost-effective operations by efficiently offering products and services.

- Maintaining its capital position at or above the "well-capitalized" (as defined for regulatory purposes) level.

    The primary objectives of these strategies are to: enhance shareholder value measured through increasing return on equity and/or increasing earnings per share, and to increase the opportunity for quality earning asset growth, deposit generation, and fee-based income activities. However, the shift in emphasis to commercial banking does inherently contain additional risks (See "LOAN PORTFOLIO" below).

Competition

    The Bank competes for both loans and deposits. The Puget Sound metropolitan area has a high density of financial institutions, including major national banks, several local community banks, and credit unions.

    The Bank's competition for loans comes principally from other commercial banks, the larger of whom offer quick, low documentation credit approval and attractive pricing. Conversely, many of the local community banks have specialized in commercial real estate and business lending and therefore may have a more established reputation in that market. Cascade competes for loans principally through its ability to customize competitively priced financing to the needs of its customers, and its local decision-making.

    Geographic location is still the primary factor in choosing a bank for the checking relationship. As a result, the Bank's competition for checking deposits comes primarily from the large, national banks with a broad network of locations. Online banking continues to be an important convenience service to attract checking customers from larger banks. In addition, Cascade has recently made an arrangement with US Bank to allow customers to use Washington State US Bank ATMs without a surcharge. Community banks, savings institutions, as well as other nonbanking financial institutions, provide the greatest competition for the various savings vehicles such as money market deposit accounts and certificates of deposit.

    As with all banks, the Bank faces competition from non-banking sources, such as mutual funds, other financial services companies and credit unions. Changes in technology create challenges for the Bank.

    The Corporation anticipates continuing opportunities to arise from the effects of substantial consolidation among financial institutions in Washington that has occurred to date. Federal law allows mergers or other combinations, relocations of a bank's main office and branching across state lines. Several other financial institutions, which have greater resources than the Bank, compete for banking business in the Bank's market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand.

    In addition to competition from other banking institutions, the Bank continues to experience increased competition from non-banking companies such as credit unions, financial services companies and brokerage houses. Recent amendments to the federal banking laws to eliminate certain barriers between banking and commercial firms are expected to result in even greater competition in the future.


LOAN PORTFOLIO

    General. The Bank originates business, real estate and consumer loans. Total loans equaled $613.3 million at December 31, 2001. The total loans were adjusted by loans in process, deferred loan fees, and the allowance for loan losses for a net loan balance of $576.2 million. At December 31, 2001, $125.3 million or 20.4% of loans consisted of business loans; $104.1 million or 17.0% were real estate construction loans; $62.9 million or 10.3% of loans consisted of commercial real estate; $58.4 million or 9.5% were consumer loans; $152.8 million or 24.9% of the Bank's loans consisted of loans secured by one-to-four family residential properties; and $109.7 million or 17.9% consisted of multi-family loans, which brings the total loans secured by first liens on residential real estate to $262.4 million or 42.8% of loans.

    Loan Portfolio Analysis. The following table sets forth the Corporation's loan portfolio by type of loan and by type of security at the dates indicated.

                                       At December 31,             At June 30,               At June 30,
                                            2001                      2001                      2000
                                 ------------------------    -----------------------   -----------------------
                                  Amount          Percent    Amount          Percent   Amount          Percent
                                 --------         -------    -------         -------   -------         -------
                                                           (Dollars in thousands)
Type of Loan
Real estate mortgage
  Residential(1)                 $262,460          45.55     272,363          48.22    288,660          53.46
  Commercial                       62,938          10.92      56,913          10.08     54,320          10.06
Construction                      104,131          18.07     103,206          18.27     73,488          13.61
Business                          125,342          21.75     113,708          20.13     86,298          15.98
Consumer(2)                        58,381          10.13      60,406          10.69     62,061          11.49
                                 --------         ------     -------         ------    -------         ------
  Total Loans                     613,252         106.42     606,596         107.39    564,827         104.60
Less:
  Loans in process                 28,220           4.90      33,337           5.90     17,132           3.17
  Deferred loan fees, net           2,502           0.43       2,703           0.48      2,719           0.50
  Allowance for loan losses         6,304           1.09       5,687           1.01      5,004           0.93
                                 --------         ------     -------         ------    -------         ------
Total loans, net                 $576,226         100.00%    564,869         100.00    539,972         100.00
                                 ========         ======     =======         ======    =======         ======

Type of Security
Real estate mortgage
  One-to-four family(2)          $295,941          51.36     307,049          54.35    290,857          53.86
  Multi-family                    109,734          19.04     107,360          19.01    112,721          20.87
  Commercial                       62,938          10.92      56,913          10.08     54,320          10.06
  Land loans                        2,546           0.44       3,269           0.58         29           0.01
                                 --------         ------     -------         ------    -------         ------
Other                             142,093          24.66     132,005          23.37    106,900          19.80
  Total Loans                     613,252         106.42     606,596         107.39    564,827         104.60
Less:
  Loans in Process                 28,220           4.90      33,337           5.90     17,132           3.17
  Deferred loan fees, net           2,502           0.43       2,703           0.48      2,719           0.50
  Allowance for loan losses         6,304           1.09       5,687           1.01      5,004           0.93
                                 --------         ------     -------         ------    -------         ------
Total loans, net                 $576,226         100.00%    564,869         100.00    539,972         100.00
                                 ========         ======     =======         ======    =======         ======


                                       At June 30,              At June 30,               At June 30,
                                           1999                    1998                      1997
                                 ----------------------   ----------------------   -----------------------
                                  Amount        Percent    Amount        Percent   Amount          Percent
                                 -------        -------   -------        -------   -------         -------
                                                           (Dollars in thousands)
Type of Loan
Real estate mortgage
  Residential(1)                 263,987          57.93   238,582          62.01   245,649          71.99
  Commercial                      49,066          10.77    31,746           8.25    25,250           7.40
Construction                      54,500          11.96    47,861          12.44    33,361           9.78
Business                          61,676          13.53    41,494          10.79    24,601           7.21
Consumer(2)                       52,219          11.45    48,506          12.61    31,578           9.26
                                 -------          -----   -------          -----   -------         ------
  Total Loans                    481,448         105.64   408,189         106.10   360,439         105.64
Less:
  Loans in process                19,087           4.19    16,966           4.41    12,865           3.77
  Deferred loan fees, net          2,371           0.52     2,346           0.61     2,494           0.73
  Allowance for loan losses        4,254           0.93     4,143           1.08     3,879           1.14
                                 -------          -----   -------          -----   -------         ------
Total loans, net                 454,736         100.00   384,734         100.00   341,201         100.00
                                 =======         ======   =======         ======   =======         ======
Type of Security
Real estate mortgage
  One-to-four family(2)          261,822          57.45   251,805          65.45   241,050          70.65
  Multi-family                    85,893          18.85    62,736          16.31    58,662          17.19
  Commercial                      49,066          10.77    31,746           8.25    25,250           7.40
  Land loans                         106           0.02       232           0.06       606           0.18
Other                             84,561          18.55    61,670          16.03    34,871          10.22
                                 -------          -----   -------          -----   -------         ------
  Total Loans                    481,448         105.64   408,189         106.10   360,439         105.64
Less:
  Loans in Process                19,087           4.19    16,966           4.41    12,865           3.77
  Deferred loan fees, net          2,371           0.52     2,346           0.61     2,494           0.73
  Allowance for loan losses        4,254           0.93     4,143           1.08     3,879           1.14
                                 -------          -----   -------          -----   -------         ------
Total loans, net                 455,736         100.00   384,734         100.00   341,201         100.00
                                 =======         ======   =======         ======   =======         ======

-------------
(1) Includes construction loans converted to permanent loans, multi-family and land loans.
(2) Includes home equity loans and HELOCs.

    At December 31, 2001, loans in process, attributed to construction loans, totaled $28.2 million or 4.6% of total loans; deferred fees were $2.5 million or ..41%; and the allowance for loan losses was $6.3 million or 1.03% of loans.

    Business Loans. Business loans increased from $113.7 million at June 30, 2001 to $125.3 million at December 31, 2001. Unsecured business loans totaled $9.4 million at December 31, 2001. The Bank's business loan portfolio consists primarily of commercial business loans to small and medium sized businesses operating in Snohomish and King counties. These loans are secured primarily by real estate, receivables, equipment, other assets of the business and personal property, and the personal guarantee of the borrower. These loans typically have variable-rate terms or fixed rates with maturities of up to five years. The Bank also offers unsecured operating lines of credit. Business loans are underwritten by the Bank on the basis of the borrower's cash flow and ability to service debt from earnings, as well as the underlying collateral value. The borrower is generally required to provide the Bank with financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their financial condition; and to update this information annually. Business loans also include owner occupied real estate loans with terms comparable to the Bank's income producing property loans. In addition, as the business banking activity increases, the Bank expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding.

    Business loans are inherently sensitive to adverse conditions in the economy. In the case of loans secured by accounts receivable, the availability of funds for the repayment of such loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accordingly, the repayment of a business loan depends primarily on the successful operation of the borrower's business and creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

    The robust growth of the Business loan portfolio in recent years means that a portion of these loans are not well seasoned on Cascade's books. While most of these borrowers are established businesses with successful track records, they have not weathered an economic downturn as Cascade customers, and it is uncertain how the current economic downturn will effect these loans.

    Construction Loans. The Bank originates construction loans on one-to-four family homes either to individual borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have terms of 12-18 months. The interest rates charged on construction loans are indexed to the prime rate and vary depending on the characteristics of the loan, particularly the credit risk inherent in the project. All construction loans require approval by various levels of Bank personnel, depending on the size of the loan. The Bank has attempted to increase its construction loan portfolio because these loans have relatively high margins, floating interest rates and short-term maturities and because of the historically favorable housing market in the Puget Sound area. At June 30, 2001 and December 31, 2001, the Corporation's construction loans were $103.2 million (including $33.3 million of loans in process) and $104.1 million (including $28.2 million of loans in process) or 17.0% of the gross loan portfolio for each period. Of this amount, $73.3 million was to builders, $11.4 million was to individuals for custom home construction and $19.4 million represented acquisition and development loans. The Bank's maximum outstanding commitment to one builder totaled $6.8 million involving one construction project which is performing in accordance with the terms of the loan.

    Construction loans involve further credit risks because loan funds are advanced upon the security of the project under construction that is of uncertain value before completion. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance additional funds to complete the development. If upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan. Delays may arise from labor problems, material shortages and other unpredictable contingencies in completing the project. Furthermore, if the estimate of value of a completed project is inaccurate, the Bank may be confronted with a project with a value that is insufficient to assure full repayment. As a result, these loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.

    Commercial Real Estate Loans. Commercial real estate loans totaled $62.9 million or 10.3% of the Bank's loans at December 31, 2001. All commercial real estate loans are secured by properties in western Washington, mainly in the Puget Sound region. Improved property such as office buildings and small commercial business properties such as strip shopping centers secure the Bank's commercial real estate loans. These loans are primarily fixed rate with a maximum reset on the interest rate of five years. At December 31, 2001, the largest commercial real estate and land loan in the Bank's portfolio was $4.0 million, which was performing according to its terms at that date.

    Multi-family Loans. Multi-family loans totaled $109.7 million or 17.9% of loans at December 31, 2001. The multi-family portfolio is principally comprised of small to medium-size apartment projects (generally $2.5 million in loan amount or less) with loan-to-value ratios in the 70% to 80% range. All new loan originations are in the Puget Sound region with adjustable rates.

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

    One-to-Four Family Residential Loans. At December 31, 2001 residential loans totaled $152.7 million or 24.9% of loans. The Bank presently originates both fixed rate and adjustable rate mortgage ("ARMs") loans secured by one-to-four family properties with maturities of up to 30 years. Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury Index. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the shape of the yield curve, and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

    Fixed rate residential loans are generally sold and the servicing released to one of the Bank's correspondents. The loans are sold on a "best efforts" basis. The Bank no longer packages its loans to sell as mortgage backed securities. The Bank had $1.2 million in loans held for sale at December 31, 2001 and $1.4 million in loans held for sale at June 30, 2001. The Corporation has implemented measures, including adoption of a practice under which the Corporation generally originates long-term, fixed-rate mortgage loans only when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), or the Federal Housing Administration and Veterans Administration (collectively "FHA/VA"), and qualify for sale in the secondary market. ARM loans are generally held in the Bank's portfolio. The Bank has greatly reduced its emphasis on mortgage banking and mortgage lending in the past two years. These balances are not material and therefore the Bank does not include them as a separate line item on the balance sheet.

    Residential lending consists primarily of conforming and nonconforming first mortgage loans secured by single-family residential properties located principally in Snohomish and King counties. The Bank's conforming residential loans meet the Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, debt ratios and documentation. The Bank's nonconforming residential loans are those that do not conform to agency underwriting guidelines, due to the size of the loan, as a result of credit histories, debt-to-income ratios, reliance on the borrower's stated income, non-owner occupied property, rural property, or other exceptions from agency guidelines. The Bank's non-conforming loans may be made to lower credit grade borrowers. At December 31, 2001, $39.2 million or 6.4% of the Bank's total outstanding loan portfolio and 25.7% of the Bank's one-to-four family residential loan portfolio consisted of nonconforming one-to-four family residential loans. In exchange for the additional risk associated with nonconforming loans, borrowers generally are required to pay a higher interest rate and receive a lower maximum loan-to-value ratio than for a conforming loan borrower.

    The Bank's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and adjustable-rate residential one-to-four family owner occupied loans to 80% or less, of the lesser of the appraised value or purchase price of the underlying residential property. Non-owner occupied one-to-four family residential loans are generally limited to 75% or less, of the lesser of the appraised value or purchase price of the underlying residential property. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, according to established lending practices, market conditions and underwriting standards maintained by the Bank. Generally, all residential loans originated with a loan-to-value ratio above 80% have private mortgage insurance in an amount sufficient to reduce the Corporation's exposure to 75% or below. At December 31, 2001, residential loans on non-accrual equaled $762,000, which represents eight single family residential loans.

    Consumer Loans. The Bank's consumer loan activities take two forms: home equity loans or lines of credit; and installment loans. Home equity loans are secured by a junior lien in priority on the borrower's home. Such loans may have a combined loan-to-value ratio of up to 90% of the value of the home securing the loan. Home equity loans are fixed amount loans which may have fixed or floating interest rates. Home equity lines of credit can be drawn upon at any time by the customer up to a specific amount. All these loans are at a floating rate. The balance outstanding for both types of home equity loans decreased slightly to $41.6 million at December 31, 2001 as compared to $42.1 million at June 31, 2001. At December 31, 2001 and June 31, 2001, the total amount of unused lines of credit were $40.2 million and $24.4 million, respectively. The second type of consumer loans are installment loans in which boats, automobiles, and recreational vehicles serve as collateral.

    This portfolio was $16.8 million at December 31, 2001 as compared to $18.3 million outstanding at June 30, 2001. Although boat loans total $12.3 million of the Corporation's installment loans at December 31, 2001, the Corporation has significantly decreased its origination of boat loans and expects this amount to decline further in the future. Installment loans are secured by depreciating assets such as automobiles or boats. Therefore, any repossessed collateral for a defaulted installment loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial ability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Maturity and Repricing

    The following table sets forth information at December 31, 2001, regarding the dollar amount of Business and Construction loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include deferred loan fees. Construction loans are net of loans in process.

                                                                              With           With
                                                                            variable      fixed rate
                                                                            rate (for     rate (for
                                                                            maturities    maturities
                      Due in one   Due in one   Due after                    of more       of more
                       year or      to five       five                       than one      than one
                        less         years        years         Total         year)         year)
                      ----------   ----------   ---------     --------      ----------    ----------
                                                  (Dollars in thousands)
Construction Loans     $61,568      $14,364           --       $75,932       $13,772          $592
Business Loans         $44,660      $64,571      $16,111      $125,342       $22,042       $58,640

Asset Quality

    Banking regulations require that each insured institution review and classify its assets regularly. In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or payment in full, based on currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amounts.

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

    Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of the loan. The Bank's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, the Bank will initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan's principal becomes uncertain. It is intended that the Bank's allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At December 31, 2001 and June 30, 2001, the Bank had $2.0 million and $1.3 million, respectively, of loans accounted for on a nonaccrual basis (i.e., loans upon which management believes the future collectibility of interest is uncertain).

Allowance for Loan Losses/Non-Performing Assets

    Management provides for possible loan losses by maintaining an allowance. The level of the allowance is determined based upon judgments regarding the size and nature of the loan portfolio, historical loss experience, the financial condition of borrowers, the level of nonperforming loans, and anticipated general economic conditions. Additions to the allowance are charged to expense. Loans are charged against the allowance when management believes the collection of principal is unlikely.

    During 2001, the economy in the Corporation's market area began to experience its first recession in a decade. The recession's impact on the Corporation's loan portfolio is less than certain in that this is the first economic downturn the Corporation has faced when a significant portion of its loans were made to small businesses. As Cascade Bank has evolved from a thrift into a commercial bank, the inherent risk in its loan portfolio has increased, resulting in the trend of increasing the allowance for loan losses. Also impacting the allowance for loan losses has been the slowing of the economy in the Corporation's market area.

    The allowance for loan losses reflects management's best estimate of probable losses that have been incurred at the balance sheet date. The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the loan portfolio based on management's assessment of various factors affecting the loan portfolio, including local economic conditions and growth of the loan portfolio and its composition. Net charge-offs during these periods have been less than experienced by peer banks. Increases in the allowance for loan losses made through provisions were primarily a result of business loan growth, an increase in non-performing commercial loans, awareness of the greater risk inherent in business lending and the impact of the deteriorating economic climate on the loan portfolio.

    Management determines the amount of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a loss rate assigned to the total loans in each type, but unallocated to any individual loan. Conversely, each adversely classified loan is individually analyzed, to determine an estimated loss amount. A valuation allowance is also assigned to these adversely classified loans, but at a higher loss rate due to the greater risk of loss. Past due and impaired loans are actively managed to minimize the potential loss of principal.

    Although management has allocated a portion of the allowance to the loan categories using the method described above, the adequacy of the allowance must be considered as a whole. To mitigate the imprecision in most estimates of expected loan losses, the allocated component of the allowance is supplemented by an unallocated component in most years. The unallocated portion includes management's judgmental determination of the amounts necessary for qualitative factors such as the consideration of new products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel. Loan concentrations, quality, terms, and basic underlying assumptions remained substantially unchanged during the period.

    The following table presents information with respect to the Corporation's non-performing assets and restructured loans at the dates indicated.

                                             12/31/2001 6/30/2001 6/30/2000 6/30/1999 6/30/1998 6/30/1997
                                             ---------- --------- --------- --------- --------- ---------
                                                               (Dollars in thousands)
Non-performing loans:
Commercial loans:
  Commercial                                   $1,038        166       226       338       199       152
  Commercial real estate                           --         --        --        --        --        --
                                               ------     ------    ------    ------    ------    ------
                                                1,038        166       226       338       199       152

Residential                                       762      1,112       221       618       971       759
Real estate construction and Land                  --         --        --        --        --        --
Consumer loans                                    198         37       126       245       751        --
                                               ------     ------    ------    ------    ------    ------
  Total non-performing loans                    1,998      1,315       573     1,201     1,921       911
Other real estate                                 430        787       528        --        74       750
                                               ------     ------    ------    ------    ------    ------
Total non-performing assets                    $2,428      2,102     1,101     1,201     1,995     1,661
                                               ======      =====     =====     =====     =====     =====

Restructured loans                                 --         --        --        --        --        --
Total non-performing loans to net loans           .35%       .23       .11       .26       .50       .27
Total non-performing loans to total assets        .26        .18       .08       .22       .43       .21
Total non-performing assets to total assets       .32        .29       .16       .22       .45       .38

    The Corporation's non-performing assets at December 31, 2001, consisting of non-performing loans and other real estate, totaled $2.4 million or .32 percent of total assets. This is an increase from $2.1 million or .29 percent of total assets at June 30, 2001, and an increase from $1.1 million or .16 percent of total assets at June 30, 2000.

    Loans are generally placed on non-accrual when they become past due over 90 days, or 120 days if they are single-family mortgage loans, or when the collection of interest or principal is considered unlikely. Loans past due over 90 or 120 days that are not on non-accrual status must be well secured by tangible collateral and in the process of collection. The Bank does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal and interest payments are no longer in doubt.

    Non-performing loans increased to $2.0 million at December 31, 2001 compared to $1.3 million at June 30, 2001, and $573,000 at June 30, 2000. The increase in non-performing loans from June 30, 2001 to December 31, 2001 is due to an increase in non-performing commercial loans which increased from $166,000 to $1,038,000 during that six-month period. The increase in non-performing loans from June 30, 2000 to June 30, 2001 was due primarily to an increase in residential non-performing loans. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

    Other real estate owned includes property acquired by the Bank through foreclosure and real estate held for development. Other real estate is carried at the lower of the estimated fair value or the principal balance of the foreclosed loans. The real estate held for development portfolio primarily consists of one land development project. Non-performing other real estate was $430,000 at December 31, 2001, a decrease from $787,000 at June 30, 2001, and a decrease from $528,000 at June 30, 2000.

    At December 31, 2001, in addition to the loans categorized as non-performing and listed above, the Bank had $6.7 million in potential problem loans, representing 1.1% of total loans. These loans have potential weaknesses which may result in deterioration of the repayment prospects at some future date. These loans are subject to constant management attention.

    The level of non-performing loans relative to net loans has increased since the year ended June 30, 2000. This trend may continue as the Corporation expands its commercial lending activities. Interest income that would have been recognized for the six month period ending December 31, 2001, and for the fiscal years ended June 30, 2001, 2000 and 1999, had non-accrual loans been current in accordance with their contractual terms amounted to $87,000, $74,000, $32,000 and $86,000, respectively.

    The following tables set forth information regarding changes in the Corporation's allowance for loan losses for the most recent five years (dollars in thousands).

                                                       SIX MONTHS ENDED
                                                    ----------------------
                                                    12/31/01      12/31/00
                                                    --------      --------
                                                                 (Unaudited)
        Balance at beginning of period             $  5,687         5,004
          Charge-offs:
           Business                                     138            48
           Commercial Real Estate                        --            --
           Single-Family Residence                       42             5
           Multi-Family                                  --            --
           Real Estate Construction                      --            --
           Consumer and other                            26            48
           Recoveries:                                   13            19
          Net charge-offs:                              193            82
          Provision for loan losses                     810           420
                                                   --------         -----
        Balance at end of period                      6,304         5,342
        Average loans outstanding                  $580,221       552,512
        Ratio of net charge-offs during the
          period to average loans outstanding           .03          .015
        Ratio of allowance for loan losses to
          average loans outstanding                    1.09           .97

                                                                YEAR ENDED
                                         ---------------------------------------------------------
                                          6/30/01     6/30/00     6/30/99     6/30/98      6/30/97
                                         --------     -------     -------     -------      -------
Balance at beginning of period           $  5,004       4,254       4,143       3,879        3,336
  Charge-offs:
   Business                                    46          53          49          29          178
   Commercial Real Estate                       2          --          --          --           --
   Single-Family Residence                    166          16           7          --           59
   Multi-Family                                --          --          --          --           --
   Real Estate Construction                    --          --          --          --           --
   Consumer and other                         115          77         267          16           35
   Recoveries:                                 32         126           7          63            5
  Net charge-offs (recoveries):               297          20         316         (18)         267
  Provision for loan losses                   980         770         427         246          810
                                         --------     -------     -------     -------      -------
Balance at end of period                    5,687       5,004       4,254       4,143        3,879
                                         ========     =======     =======     =======      =======
Average loans outstanding                $560,013     517,405     418,207     362,842      307,302
Ratio of net charge-offs during the
  period to average loans outstanding         .05          --         .08         .01          .09
Ratio of allowance for loan losses to
  average loans outstanding                  1.02         .97        1.02        1.14         1.26

    The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries), and established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, commitments to extend credit and standby letters of credit based on evaluations of collectibility, and prior loss experience of loans. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, standby letters of credit, and current economic conditions that may affect the borrowers' ability to pay.

    A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the estimated losses on loans and foreclosed assets held for sale, management obtains independent appraisals for significant properties.

    While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

    Certain loans meet the criteria of troubled debt restructuring as defined in Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan," and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," respectively. The Bank has had no restructured loans during the last five year period.

    The following tables set forth information concerning the Company's allocation of the allowance for loan losses and the percentage of loans by category at the dates indicated (dollars in thousands).

                                                  DECEMBER 31,
                                               -------------------
                                                       2001
                                               -------------------
                                               Amount          %*
                                               ------        -----
          Balance at beginning of period

          Business                             $2,927         21.4
          Commercial Real Estate                  220         10.7
          Single-Family
          Residential                             861         26.1
          Multi-Family                            442         18.8
          Real Estate
          Construction                            887         13.0
          Consumer and Other                      356         10.0
          Unallocated                             611           --
                                               ------        -----
          Total allowance for loan losses      $6,304        100.0%
                                               ======

                                        6/30/01           6/30/00           6/30/99           6/30/98           6/30/97
                                   ----------------  ----------------   ---------------   ---------------   ---------------
                                   Amount       %*   Amount       %*    Amount      %*    Amount      %*    Amount       %*
                                   ------      ----  ------      ----   ------     ----   ------     ----   ------      ---
Balance at beginning of period

Business                           $2,203      19.9   1,886      15.8     740      13.3     625      10.6     500       7.1
Commercial Real Estate                569       9.9     544       9.9   1,160      10.6   1,060       8.1     910       7.2
Single-Family Residential           1,097      28.8   1,019      32.1     961      38.5     525      45.0     540      53.8
Multi-Family                          672      18.7     619      20.6     460      18.6     630      16.0     590      16.9
Real Estate Construction              771      12.2     569      10.3     450       7.7     857       7.9     551       5.9
Consumer and Other                    295      10.5     367      11.3     370      11.3     400      12.4     310       9.1
Unallocated                            80      --        --        --     113        --      46        --     478        --
                                   ------      ----   -----      ----   -----      ----   -----      ----   -----       ---
Total allowance for loan losses    $5,687             5,004             4,254             4,143             3,879
                                   ======             =====             =====             =====             =====

    * Percent of loans in each category to total loans.

    Provisions for loan losses in the fiscal years ended June 30, 2001, 2000 and 1999 were $980,000, $770,000, and $427,000 respectively. The provision for loan losses was $810,000 for the six month period ended December 31, 2001, and $420,000 for the six months ended December 31, 2000. The increase in the provision for loan losses for the six month period ended December 31, 2001 was due to the increase in adversely classified loans (which includes the substandard and doubtful categories) under the Bank's loan classification system. In conjunction with the newly established Credit Administration Division which resulted in a refined approach to loan grading, adversely classified loans increased to $16.6 million at December 31, 2001 from $5.7 million at June 30, 2001. Further, the deterioration in the credit quality of loans to three of the Bank's borrowers - two are business loans and one is real estate related-impacted the provision for loan losses. The Bank has established $455,000 of specific reserves against a total indebtedness of $1.495 million, $547,000 of which is guaranteed by the Small Business Administration, leaving a $948,000 exposure on which the Bank is reliant on the value of the collateral.

ASSET AND LIABILITY MANAGEMENT ACTIVITIES

    The Bank uses a variety of tools to measure, monitor, and manage interest rate risk. The Board of Directors reviews the interest rate risk management activities of the Bank on a regular basis and has established policies on the amount of risk deemed appropriate. The Bank's primary rate risk management tool is a simulation model. The Bank's net interest income and the value of its capital are measured under different interest rate scenarios. To limit its interest rate risk, the Bank has focused on originating more interest rate sensitive assets, such as prime based loans, while reducing its long-term, fixed rate assets through selling long term residential mortgages in the secondary market. The vast majority of the loans that the Bank keeps in its portfolio have repricing periods of five years or less. The Bank often uses FHLB advances to fund its intermediate term assets. Cascade uses reverse repurchase agreements to provide inexpensive short term funding. These agreements are generally for three months or less and provide the Bank with liabilities that reprice relatively quickly, which helps match the repricing characteristics of our prime based loans.

    While the Bank does not have any outstanding interest rate exchange agreements or other derivatives, it has used interest rate swaps, caps and floors in the past to control the amount of its interest rate risk. At December 31, 2001 and June 30, 2001, the Corporation had no caps, floors or swaps outstanding.

    The balance sheets and the section of Management's Discussion and Analysis titled "Average Balances and an Analysis of Average Rates Earned and Paid" contained in the Annual Report are incorporated herein by reference.

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


                                                  Six Months Ended
                                   -------------------------------------------
                                             December 31, 2001 Compared to
                                          Six months ended December 31, 2000
                                                     (unaudited)
                                             Increase (Decrease) Due to
                                   -------------------------------------------
                                                             Rate/
                                     Rate       Volume      Volume       Net
                                   -------      ------      ------      ------
                                              (Dollars in thousands)
  Interest-earning assets
  Mortgage loans(1)                $(1,335)        267         528        (540)
  Consumer loans(1)                   (428)       (347)        401        (374)
  Business loans(1)                 (1,443)      2,725        (865)        417
                                   -------       -----        ----        ----
    Total loans                     (3,206)      2,645          64        (497)
  Mortgage-backed securities           (66)       (823)        458        (431)
  Securities                        (1,128)      1,612        (391)         93
  Daily interest-earning
  deposits/FHLB Stock                 (196)        319         (93)         30
Total net change in income on
Interest-earning assets             (4,596)      3,753          38        (805)
                                   =======       =====        ====        ====
Interest-bearing liabilities
Interest-bearing deposits           (5,172)        320       2,386      (2,466)
  FHLB advances                       (446)        973        (280)        247
  Other borrowings                  (1,143)        442         273        (428)
                                   -------       -----        ----        ----
Total net change in expenses on
  interest-bearing liabilities     $(6,761)      1,735       2,379      (2,647)
                                   =======       =====        ====        ====
Net increase in net interest
income                                                                 $ 1,842
                                                                          ====

                                                                           Year Ended June 30,
                                          -----------------------------------------------------------------------------------------
                                                2001 Compared to Year                           2000 Compared to Year
                                                 Ended June 30, 2000                             Ended June 30, 1999
                                                 Increase (Decrease)                             Increase (Decrease)
                                                        Due to                                          Due to
                                     -----------------------------------------        ----------------------------------------
                                                             Rate/                                           Rate/
                                     Rate       Volume      Volume        Net         Rate     Volume        Volume       Net
                                     -----       -----      ------       -----        ----     -------       ------      -----
                                                                       (Dollars in thousands)
  Interest-earning assets
  Mortgage loans(1)                    755       1,247          31       2,033         301       5,042          59       5,402
  Consumer loans(1)                    243         488          25         756        (229)        735         (39)        467
  Business loans(1)                    (32)      1,994          (9)      1,953         (95)      2,685         (55)      2,535
                                     -----       -----        ----       -----        ----      ------         ---       -----
    Total loans                        966       3,729          47       4,742         (23)      8,462         (35)      8,404
  Mortgage-backed securities            45        (104)         (2)        (61)         99          (2)         --          97
  Securities                            90       2,889         179       3,158          64       1,597         115       1,776
  Daily interest-earning
  deposits/FHLB Stock                 (140)        593        (185)        268          47          50           3         100
Total net change in income on
Interest-earning assets                961       7,107          39       8,107         187      10,107          83      10,377
                                     =====       =====        ====       =====        ====      ======         ===      ======
Interest-bearing liabilities

Interest-bearing deposits              822        (497)        (21)        304         257       3,071          48       3,376
  FHLB advances                        923       3,475         352       4,750         513       3,008         292       3,813
  Other borrowings                     (71)      2,482        (184)      2,227         173         313         216         702
                                     -----       -----        ----       -----        ----      ------         ---       -----
Total net change in expenses on
  interest-bearing liabilities       1,674       5,460         147       7,281         943       6,392         556       7,891
                                     =====       =====        ====       =====        ====      ======         ===      ======
Net increase in net interest
income                                                                     826                                           2,486
                                                                         =====                                          ======

(1) Does not include interest on loans 90 days or more past due.

INVESTMENT PORTFOLIO

    The Board of Directors sets the investment policy of the Bank. This policy dictates that investments will generally be made with the intent of holding them available-for-sale and will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Bank as well as the return on the investment. The Bank's policy does not permit the purchase of non-investment grade bonds. The policy permits the investment in various types of assets permissible under FDIC regulation including: United States Treasury obligations; securities of certain government sponsored enterprises, mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMOs"), state and municipal government bonds, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and Federal funds. Subject to various restrictions, the Bank may also invest part of its assets in commercial paper, corporate debt securities and mutual funds, if those assets conform to FDIC regulations.

    Investment securities increased to $156.3 million at December 31, 2001 from $135.8 million at June 30, 2001, a 15% increase, and from $104.3 million at June 30, 2000. The investment portfolio represented 21% of total assets at December 31, 2001 compared to 19% at June 30, 2001. All investment securities, except other securities, are AAA rated. Agency MBS (including CMOs) held for investment decreased from $76.8 million to $56.5 million for the six months ended December 31, 2001. However, agency notes increased from $35.5 million to $76.7 million for the same period.

Investment securities increased to $156.3 million at December 31, 2001 from $128.9 million at December 31, 2000, a 21% increase. During the year, an increased emphasis was placed on Agency Notes as the Corporation sought to capture additional income by obtaining a higher coupon in return for giving the issuer the option to call the security before its stated maturity.

    The following tables set forth the Bank's securities available for sale at the dates indicated.

                            December 31, 2001         June 30, 2001          June 30, 2000                June 30, 1999
                          ---------------------   ---------------------  ------------------------- --------------------------
                          Estimated               Estimated              Estimated                 Estimated
                            Fair      Percent of    Fair     Percent of     Fair        Percent of    Fair         Percent of
(Dollars in thousands)      Value     Portfolio     Value    Portfolio      Value       Portfolio     Value        Portfolio
                          --------    ---------   ---------  ----------  ---------      ---------- ---------       ----------
Agency MBS .............. $ 56,511      37.6%       76,832     59.4         45,442        48.6        29,677          40.8
Agency Notes ............   76,699      51.0        35,492     27.5         34,940        37.4        35,696          49.1
FHLB stock ..............   13,119       8.7        12,668      9.8         10,945        11.7         7,346          10.1
Other securities ........    4,009       2.7         4,221      3.3          2,117         2.3           --
                          --------                 -------                  ------                   ------
Total ................... $150,338                 129,213                  93,444                   72,719
                          ========                 =======                  ======                   ======

    The following table sets forth the contractual maturities and weighted average yields of the Corporation's securities available for sale at December 31, 2001. Securities with no stated maturity dates are reported as due within one year.

                                         One to Five       Five to Ten
                        Less Than Year      Years              Years                Over Ten Years
                       ---------------- -------------  ---------------------  ------------------------
                       Estimated       Estimated       Estimated              Estimated
                         Fair            Fair            Fair                   Fair
(Dollars in thousands)   Value    Yield  Value  Yield    Value        Yield     Value            Yield
                       ---------  ----- ------- -----  ---------    --------    ------            ----
Agency MBS .....        $    --    --%     --    --      1,796         7.00     54,715            6.36
Agency Notes ...             80    3.0     --    --     44,121         6.26     32,498            6.44
FHLB stock .....         13,119    7.0     --    --         --           --         --           --
Other securities             --     --     --    --         --           --      4,009            9.44
                        -------            --           ------                   ------
Total ..........        $13,199            --           45,917                  91,222
                        =======                         ======                  ======

    The following table sets forth amortized cost and estimated fair values for Cascade's securities held to maturity at the dates indicated.

                                       December 31, 2001                   June 30, 2001
                               --------------------------------  -------------------------------
                               Amortized     Fair    Percent of  Amortized    Fair     Percent of
(Dollars in thousands)           Cost        Value   Portfolio      Cost      Value    Portfolio
                               ---------     -----   ----------  ----------   -----    ---------
Agency MBS                      $ 5,989      5,883      100%        6,592     6,456      100%
                                =======     ======                  =====     =====


                                         June 30, 2000                     June 30, 1999
                               --------------------------------  -------------------------------
                               Amortized     Fair    Percent of  Amortized    Fair     Percent of
(Dollars in thousands)           Cost        Value   Portfolio      Cost      Value    Portfolio
                               ---------     -----   ----------  ----------   -----    ---------
Agency MBS                      $ 7,851      7,246      71%         1,738      1,699       100
Other......................       3,000      3,032      29             --         --        --
                                -------   --------               --------   --------
Total......................     $10,851     10,278                  1,738      1,699
                                =======     ======                  =====      =====

    The following table sets forth the contractual maturities and weighted average yields of the Corporation's securities held to maturity at December 31, 2001. Securities with no stated maturity dates are reported as due within one year.

                                         One to Five       Five to Ten
                        Less Than Year      Years              Years                Over Ten Years
                       ---------------- -------------  ---------------------  ------------------------
                       Estimated       Estimated       Estimated              Estimated
                         Fair            Fair            Fair                   Fair
(Dollars in thousands)   Value    Yield  Value  Yield    Value        Yield     Value            Yield
                       ---------  ----- ------- -----  ---------    --------    ------            ----
Agency MBS...........  $ --        --%     --     --       --          --        5,883            6.01

    For further information concerning the Corporation's securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements contained in the Annual Report listed in Item 14.

DEPOSITS

    The Bank's primary source of funds is customer deposits. In addition to checking accounts, the Bank offers a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Bank's need for funds. The Bank traditionally has not purchased brokered deposits and does not intend to do so in the future.

    Deposits increased to $420.0 million at December 31, 2001 from $401.9 million at June 30, 2001, an increase of 5% during this period. Deposits at June 30, 2000 were $398.5 million. The market for retail deposits remains fiercely competitive. Previously, the Bank paid rates at the higher end of the competitive range of financial institutions in its market area. In an attempt to lower the absolute and relative cost of funds, the Bank modified its deposit pricing strategy by pricing its deposits in the middle of that range.

    The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the six months ended December 31, 2001 and for each of the five years ended, June 30, 2001, June 30, 2000, June 30, 1999, June 30, 1998 and June 30, 1997 (dollars
in thousands).

                                                             AVERAGE DEPOSITS BY TYPE

                             12/31/01       6/30/01          6/30/00         6/30/99            6/30/98          6/30/97
                        ---------------  -----------------------------------------------------------------------------------
                        AMOUNT    RATE   AMOUNT   RATE    AMOUNT   RATE    AMOUNT   RATE     AMOUNT   RATE    AMOUNT    RATE
Non-interest-bearing
  demand deposits      $ 23,028     --    22,072     --    22,089     --    18,100      --    15,347    --     12,466     --
Interest-bearing
  demand deposits        22,051   1.23%   21,783   1.81    18,408   2.11    18,540    2.21    15,185   2.34    16,211   2.29
Money market deposits    94,384   2.98    96,491   4.49   119,219   5.00    69,426    4.66    51,750   4.58    43,071   4.65
Savings                  11,073   1.96    10,915   2.83    11,446   3.07    12,781    3.06    14,529   3.14    15,946   3.28
Time certificates       254,836   5.01   242,501   6.22   232,192   5.64   220,921    5.61   205,763   5.84   202,810   5.78
                       --------          -------          -------          -------           -------          -------
                       $405,372          393,762          403,354          339,768           302,574          290,504
                       ========          =======          =======          =======           =======          =======

    The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity at December 31, 2001. Jumbo certificates of deposit require minimum deposits of $100,000 and other time deposits and rates paid on such accounts are negotiable.

                                              Jumbo Certificates of Deposit
                  Maturity Period                and Other Time Deposits
             -------------------------------- -----------------------------
                                                (Dollars in thousands)
             Three months or less                     $   35,523
             Over three through six months                51,551
             Over six through twelve months               32,775
             Over twelve months                            9,662
                                                        --------
             Total                                      $129,511
                                                        ========

    The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies. The Bank's deposits are obtained primarily from the areas in which its branches are located. The Bank relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. In the coming year, the Bank will focus on its deposit gathering activities, and management expects a significant portion of its deposit growth for fiscal 2002 will occur in its business deposit products. In the event the Bank were liquidated, certain depositors would be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders.

RETURN ON EQUITY AND ASSETS

    The section entitled "Selected Financial Data" of the Annual Report listed in Item 14 is incorporated herein by reference.

BORROWINGS

    The Bank relies upon advances from the FHLB-Seattle to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank's first mortgage residential loans and eligible investment securities. FHLB advances were $226.5 million at December 31, 2001, compared to $232.1 million at June 30, 2001, a 2% decrease. FHLB advances were $215.7 million at June 30, 2000.

    The FHLB provides credit for member financial institutions. As members, financial institutions are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages, and government and agency securities (typically securities that are obligations of, or guaranteed by, the United States). Advances are made to member financial institutions pursuant to several different programs. These programs are generally designed to meet the financial institution's needs while still reflecting market terms and conditions. The Bank uses advances from the FHLB to supplement funds available to lend and to meet liquidity guidelines. Interest rates on these advances vary in response to capital market conditions.

    The Bank enters into reverse repurchase agreements with nationally recognized banks. Reverse repurchase agreements are accounted for as borrowings by the Bank and are secured by designated investments, primarily the notes of federal agencies and mortgage-backed securities guaranteed by those agencies. The proceeds of these transactions are used to meet the cash flow and interest rate risk management needs of the Bank.

    Repurchase agreements increased to $49.8 million at December 31, 2001 from $36.9 million at June 30, 2001. Repurchase agreements, with notes of Government Sponsored Enterprises and/or mortgage-backed securities pledged as collateral, are employed as short term funding vehicles that provide liabilities with interest rate sensitivity more closely aligned to prime based loans than the Bank's deposit base.

    Cascade Bank has established Fed funds borrowing lines with two of its correspondent banks. During the six month period ending December 31, 2001, neither line was used.

    The following table sets forth certain information regarding borrowings by the Corporation at the end of, and during, the periods indicated.

                                                 At or for the six
                                                    months ended       At or for the year ended June 30,
                                                    December 31,      -----------------------------------
                                                        2001             2001          2000         1999
                                                    -----------        -------       -------       -------
                                                                      (Dollars in thousands)

Weighted average rate paid on:
  Securities sold under agreements to repurchase           2.16%          4.02          6.46          4.85
  FHLB advances                                            5.79           6.07          6.21          5.01

Maximum amount of borrowings outstanding at
any month end:
  Securities sold under agreements to repurchase    $    49,792         54,237        21,696        11,976
   FHLB advances                                        235,322        236,712       215,656       141,996

Approximate average borrowings outstanding
with respect to:
  Securities sold under agreements to repurchase    $    38,264         34,231         9,082         5,571
  FHLB advances                                         229,314        221,075       165,524       102,045

Approximate weighted average rate paid on:
  Other interest-bearing liabilities*                      4.93%          7.05          7.60          4.51
  FHLB advances                                            6.14           6.25          5.68          5.17

* including Trust Preferred Securities

    Trust Preferred Securities. On March 1, 2000 Cascade Capital Trust I issued $10 million par value Trust Preferred Securities. These securities are considered Tier I capital for the purposes of regulatory capital requirements. Cascade Capital Trust I, a wholly owned subsidiary of the Corporation, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by Cascade Financial Corporation. The Corporation is using the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. The Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Cascade Capital Trust I under the trust agreements. The Trust preferred securities are included with borrowings as a separate line item in the consolidated balance sheet and distributions payable are treated as interest expense in the consolidated statement of operations.

Subsidiary Activity

    The Corporation has two subsidiaries: Cascade Bank and Cascade Capital Trust. The activities of the Corporation are primarily conducted through the Bank. Accordingly, this Form 10-K principally discusses the Bank's operations.

    Cascade Capital Trust I was formed for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the proceeds to acquire junior subordinated debentures issued by the Corporation. The junior subordinated debentures total $10.3 million, have an interest rate of 11.00%, mature on March 1, 2030 and are the sole assets of Cascade Capital Trust I. The junior subordinated debentures are prepayable, in whole or in part, at the Corporation's option on or after March 1, 2010 at declining premiums to maturity. Proceeds totaling approximately $9.23 million from the issuance of the junior subordinated debentures were used to increase the capital level of the Bank.

Real Estate Development

    At December 31, 2001, the Bank owned a five-acre parcel which had the potential of being developed into twenty lots. The property, which was sold in the first quarter of 2002, was carried at $572,000.

Personnel

    At December 31, 2001, the Corporation had 147 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

                                   REGULATION

Introduction/General

    The following generally refers to certain statutes and regulations affecting the Corporation and the Bank. This provides only a brief summary of the regulations impacting the Corporation and is not complete. This discussion is qualified in its entirety by the statutes and regulations. In addition, some statutes and regulations exist which impact the Corporation which are not referenced below.

    The Corporation is subject to extensive regulation, supervision and examination. Such regulation and supervision govern the activities in which the institution can engage and is intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities, which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight could have an adverse material impact on the Corporation, Cascade and their respective operations.

The Corporation

    The Corporation is a bank holding company that has elected to be treated as a financial holding company with the Board of Governors of the Federal Reserve Board (the "FRB"). The Bank Holding Company Act of 1956, as amended ("BHCA") subjects the Corporation and its subsidiaries to supervision and examination by the FRB. The Corporation files annual reports of operations with the FRB.

    Bank Holding Company Regulation. In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.

    The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Corporation.

    Financial Holding Company Election/Affiliations. In 2001, the Corporation elected to be treated as a financial holding company with the FRB, as permitted under the Gramm-Leach-Bliley Financial Services Modernization Act (the "GLB"). This election allows the Corporation to conduct activities that previously were unavailable to bank holding companies, provided that notice requirements are generally required before engaging in any such activities.

    The primary purpose of the GLB is to establish a framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the legislation (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The GLB permits bank holding companies to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. To the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Corporation currently offers and that can aggressively compete in the markets currently served by the Corporation.

Transactions with Affiliates. The Corporation and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Corporation and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

    Tie-In Arrangements. The Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither The Corporation nor its subsidiaries may condition an extension of credit on either a requirement that the customer obtain additional services provided by it or an agreement by the customer to refrain from obtaining other services from a competitor.

    State Law Restrictions. As a Delaware corporation, the Corporation is subject to certain limitations and restrictions as provided under applicable Delaware corporate laws.

    Securities Registration and Reporting. The Corporation common stock is registered as a class with the SEC under the Securities Exchange Act of 1934 and thus the Corporation is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by the Corporation under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC. In addition, the securities issued by the Corporation are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

    Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the Corporation's net income for the past year is sufficient to cover both the cash dividend and a rate of retention consistent with the Corporation's capital needs. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow to pay dividends.

    Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements the FDIC has for the Bank. The FRB regulations provided that capital standards will be applied on a consolidated basis in the case of a bank holding company with more than $150 million in total consolidated assets. The Corporation's total risk based capital must equal 8% of risk weighted assets and 4% must consist of Tier 1 capital.

    Stock Repurchases. Bank holding companies, except for certain "well capitalized" and highly rated companies, are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption is equal to or greater than 10% of consolidated net worth during the preceding twelve months. The FRB may disapprove any such purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice.

Cascade Bank

    General. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons. The Federal Deposit Insurance Corporation ("FDIC") has authority to prohibit banks under their supervision from engaging in what they consider to be unsafe or unsound practices in conducting their business. Cascade Bank is a state-charted commercial bank subject to extensive regulation and supervision by both the Washington Department of Financial Institutions ("DFI") and the FDIC. The federal laws that apply to Cascade Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing Cascade Bank generally have been promulgated to protect depositors and not to protect shareholders of such institutions or their holding companies.

CRA. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

    The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance.

    Cascade has received an "outstanding" CRA rating, reflecting the Bank's commitment to meeting the credit needs of the communities it serves.

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

    Insider Credit Transactions. Cascade Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Cascade Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of Cascade Bank, the imposition of a cease and desist order, and other regulatory sanctions.

    FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of the Corporation believes that Cascade Bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect the Corporation's business operations currently.

    Loans to One Borrower. Cascade Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20 percent of unimpaired capital and surplus. At December 31, 2001, the Bank had no borrowers with balances in excess of the new loans-to-one-borrower limit.

    Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. With regard to interstate bank mergers, Washington has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank or bank holding company through the acquisition of or a merger with a financial institution that has been in existence for at least 5 years prior to the acquisition.

    Deposit Insurance. The deposits of Cascade Bank are currently insured to a maximum of $100,000 per depositor through the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the SAIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

    Dividends. The principal source of the Corporation's revenue is dividends received from Cascade Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Corporation nor Cascade Bank is currently subject to any regulatory restrictions on its dividends.

    Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities. The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above. At December 31, 2001, the Bank had Tier 1 capital equal to $56.1 million or 7.54% of adjusted total assets, which is $26.3 million above the minimum leverage requirement of 4% as in effect on that date.

    The FDIC also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The FDIC requires a minimum leverage ratio of 3 percent. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FDIC expects an additional cushion of at least 1 percent to 2 percent.

    FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. The Corporation does not believe that these regulations have any material effect on its operations currently.

    Reference is made to Note 11 of the Notes to the Consolidated Financial Statements in the Annual Report, which is listed as an exhibit under Item 14, for additional information concerning regulatory capital.

    The capital regulations also require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2001, the Bank had tangible capital of $56.1 million, or 7.54% of adjusted total assets, which is approximately $26.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

    The FDIC risk-based requirement requires financial institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of Tier I capital and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as Tier I capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of Tier I capital.

    In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC, have been assigned a risk weight of 50%.

    On December 31, 2001, the Bank had total risk-based capital of approximately $62.4 million, including $56.1 million in Tier I capital and $6.3 million in qualifying supplementary capital, and risk-weighted assets of $521.3 million, or total capital of 11.98% of risk-weighted assets. This amount was $20.7 million above the 8% requirement in effect on that date.

    FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound. The FDIC regulations state that if the FDIC determines that conditions so warrant, it may impose a greater capital standard on a particular institution.

    Management believes that the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, if circumstances were to materially and adversely impact the future earnings of the Bank, the ability of the Bank to meet its capital requirements could be impaired.

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

    At December 31, 2001, Cascade was a "well capitalized" institution under the prompt corrective action regulations of the FDIC.

    Effects of Monetary Policy. The earnings and growth of the Corporation and its subsidiaries are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the FRB. The FRB can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the FRB, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policy and their impact on the Corporation and its subsidiaries cannot be predicted with certainty.

    Prior Regulation. Prior to converting to a commercial bank, the Bank was subject to supervision by the Office of Thrift Supervision ("OTS"). The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among its functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions. All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended June 30, 2001 was $111,200. No assessment for the six months ended December 31, 2001 was issued.

                                    TAXATION

Federal Taxation

    The Corporation reports its income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Cascade's reserve for bad debts discussed below. In 2001, the Corporation's fiscal year was changed to the calendar year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

Tax Bad Debt Reserves

    The reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. As a result, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income method. Instead, Cascade is required to compute its deduction based on specific charge-offs during the taxable year.

Distributions

    To the extent that the Bank makes "non-dividend distributions" to the Corporation that are considered as made (i) from the reserve for losses as of June 30, 1988 or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in Cascade's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of Cascade's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for Cascade. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Cascade makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be included in gross income for federal income tax purposes.

Dividends-Received Deduction and Other Matters

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

Washington Tax

    The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.5% of gross receipts; however interest received on loans secured by mortgages or deeds of trust on residential properties and interest on obligations issued or guaranteed by the United States are not presently subject to the tax. On August 15, 1994, the Department of Revenue of the State of Washington began an audit of the Corporation's records for compliance regarding the business and occupation tax. The Corporation had not been audited for 18 years. The Department of Revenue has issued a tax billing for approximately $148,000 of which the Corporation has accrued $104,000 and paid $16,000. The Corporation has filed an appeal with the Department of Revenue. A determination has been issued reversing two of the three billing issues in the audit. The Corporation has filed another appeal regarding the final issue.

ITEM 2.  PROPERTIES

The Corporation owns six full service branch locations and leases eight full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at December 31, 2001, including leasehold improvements, furniture and fixtures, of $8.6 million. The Corporation leases approximately 15% of its main office and approximately 30% of its Marysville office to non-affiliated parties. See Note 4 of the Notes to the Consolidated Financial Statements contained in the Annual Report which is listed in Item 14.

ITEM 3.  LEGAL PROCEEDINGS

    The Corporation is not engaged in any legal proceedings of a material nature at the present time. Periodically, there have been various claims and lawsuits involving the Corporation and the Bank, principally as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Corporation's business. In the opinion of management and the Corporation's legal counsel, no significant loss is expected from any of such pending claims or lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information contained on page 16 of the Annual Report listed in Item 14 is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

    The information contained in the section entitled "Selected Financial Data" of the Annual Report listed in Item 14 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report listed in Item 14 is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information contained under the section captioned "Market Risk" in the Management's Discussion and Analysis section of the Annual Report listed in Item 14 is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data in the Annual Report listed in Item 14 is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained under the section captioned "Proposal I--Election of Directors" contained in the Corporation's Definitive Proxy Statement for the Corporation's December 31, 2001 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

    The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name                       Age(a)     Position
----                       ------     ---------
Frank M. McCord(b)(c)        71       Chairman and Chief Executive Officer, Cascade
                                      Financial Corp. Chairman, Cascade Bank

Carol K. Nelson(b)(c)        45       President, Chief Executive Officer and Director
                                      Cascade Bank President, Chief Operating
                                      fficer and Director Cascade Financial Corporation

Robert G. Disotell           47       Executive Vice President, Chief Credit Officer

Steven R. Erickson           46       Executive Vice President,  Real Estate Lending

Lars H. Johnson              48       Executive Vice President, Chief Financial Officer(b)

LeAnne  M. Frank             32       Executive Vice President, Quality of Service and Technology

David R. Little              55       Executive Vice President, Business Banking

Vera E. Wildauer             43       Executive Vice President, Marketing Director

Debbie E. McLeod             36       Executive Vice President, Retail Banking


------------
(a) At December 31, 2001.
(b) Officer of the Corporation and Bank.
(c) At May 1, 2002, Ms. Nelson will replace Mr. McCord, who is retiring on such date, as the CEO of the Corporation.

    The principal occupation of each executive officer of the Corporation and Bank is set forth in the Proxy Statement or below. There are no family relationships among or between the executive officers listed above.

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

    DAVID R. LITTLE is the Executive Vice President responsible for the Business Banking activities of the Bank. Mr. Little joined Cascade in 1997 following the merger with American First National Bank, where he served for fourteen years. Mr. Little has thirty years of banking experience. He is a founding member of the Everett--Port Gardner Rotary club and is a resident of Everett, Washington.

    DEBBIE E. McLEOD is Executive Vice President of Retail Banking for the Bank. Ms. McLeod joined Cascade Bank in February 2001. She has over 14 years of commercial banking experience and was previously Vice President and Northern Region Sales Manager for Bank of America. She is Immediate Past President for United Way of Skagit County. Ms. McLeod resides in Burlington, Washington.

    VERA E. WILDAUER joined Cascade in 1997 as Senior Vice President, Marketing Director. In 2000, she was elected Executive Vice President, Marketing. Ms. Wildauer has over 15 years experience in a full range of bank marketing disciplines among major Washington State financial institutions. In addition to directing all aspects of marketing, she is also responsible for on-line banking, loan servicing, and real estate loan operations. She is a member of the Board of Directors of Bridgeways. Ms. Wildauer is a resident of Bothell, Washington.


ITEM 11. EXECUTIVE COMPENSATION

    The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Security Ownership of Certain Beneficial Owners

        Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

    (b) Security Ownership of Management

        The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

    (c) Changes in Control

        The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the section captioned "Transactions with Management and Others" of the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)(2)Independent Auditors' Report
          Consolidated Financial Statements

          (a)  Consolidated Balance Sheets at December 31, 2001 and June 30,
               2001
          (b) Consolidated Statements of Operations for the six months ended December 31, 2001 and 2000, and the years ended June 30, 2001, 2000 and 1999
          (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended December 31, 2001 and 2000, and the years ended June 30, 2001, 2000 and 1999
          (d) Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000, and the years ended June 30, 2001, 2000 and 1999
          (e)  Notes to Consolidated Financial Statements

    All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

    (3) Exhibits

        3.1 Certificate of Incorporation of Cascade Financial Corporation (Incorporated by reference to the Corporation's Proxy statement on Form S-4 (File No. 33-83200)).

        3.2 Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200)).

        10.1 Cascade Financial Corporation 1994 Employee Stock Purchase Plan (Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200)).

        10.2 Cascade Financial Corporation 1992 Stock Option for June 30, 1995 and Incentive Plan (Incorporated by reference to the Corporation's Form 10-KSB for June 30, 1995).

        10.3 Cascade Financial Corporation Employee Stock Ownership Plan (Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for June 30, 1995).

        10.4 Cascade Financial Corporation 1997 Stock Option Plan (Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File No. 333-24203)).

        10.5 Employment Agreement entered into between the Bank and Carol K. Nelson dated November 27, 2001.

        10.6 Form of Change of Control Agreement entered into between the Bank and its executive officers.

        10.7 Cascade Financial Corporation 1997 Elective Equity Plan.

        13 Cascade Financial Corporation December 31, 2001 Annual Report to Stockholders, including the Selected Financial Data and Management Discussion and Analysis.

        21 Subsidiaries

        23 Consent of Independent Auditors

(b)     Reports on Form 8-K

    On May 22, 2001, Cascade Financial Corporation filed Form 8-K announcing the reorganization of the Corporation into a bank holding company with a financial holding company election. In connection with the reorganization, the Corporation's subsidiary, Cascade Bank, converted from a federally chartered stock savings bank to a Washington chartered commercial bank.

    On July 27, 2001, Cascade Financial Corporation filed Form 8-K announcing the completion of the reorganization of the Corporation into a bank holding company with a financial holding company election, and the completion of the conversion from a federally chartered stock savings bank to a Washington chartered commercial bank.

    On December 17, 2001, Cascade Financial Corporation filed Form 8-K announcing the change in its fiscal year-end from June 30 to December 31.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CASCADE FINANCIAL CORPORATION

Date: March 26, 2002                  By:   /s/ Frank M. McCord
                                           ------------------------------------
                                            Frank M. McCord
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Lars H. Johnson              By:   /s/ D. R. Murphy
      -----------------------------         -----------------------------------
      Lars H. Johnson                        D. R. Murphy
      Executive Vice President               Director
      (Chief Financial Officer)        Date: March 26, 2002
Date: March 26, 2002


By:   /s/ Carol K. Nelson              By:   /s/ Ronald E. Thompson
      -----------------------------         -----------------------------------
      Carol K. Nelson                        Ronald E. Thompson
      President and Chief                    Director
      Operating Officer
Date: March 26, 2002                   Date: March 26, 2002


By:   /s/ Janice Halladay              By:   /s/ G. Brandt Westover
      -----------------------------         -----------------------------------
      Janice Halladay                        G. Brandt Westover
      Director                               Director
Date: March 26, 2002                   Date: March 26, 2002


By:   /s/ David W. Duce                By:   /s/ Craig Skotdal
      -----------------------------         -----------------------------------
      David W. Duce                          Craig Skotdal
      Director                               Director
Date: March 26, 2002                   Date: March 26, 2002


By:   /s/ David O'Connor               By:   /s/ Dwayne Lane
      -----------------------------         -----------------------------------
      David O'Connor                         Dwayne Lane
      Director                               Director
Date: March 26, 2002                   Date: March 26, 2002


By:   /s/ Henry Robinett
      -----------------------------
      Henry Robinett
      Director
Date: March 26, 2002