Form 10-Q
period 2002-03-31
CASCADE FINANCIAL CORP
filed 2002-05-14
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                         ------------------------

                                FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March, 31, 2002

                                    OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                FOR TRANSITION PERIOD FROM       TO
                                           -----    -----

                       Commission file number 0-25286

                        CASCADE FINANCIAL CORPORATION
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                      Delaware                       91-1661954
           ------------------------------       ------------------
          (State or other jurisdiction of         (IRS Employer
            incorporation or organization)      Identification No.)

                  2828 Colby Avenue
                 Everett, Washington                     98201
         --------------------------------------        --------
        (Address of principal executive offices)      (Zip Code)


     Registrant's telephone number, including area code: (425) 339-5500
                                                          -------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X       No
                                                   -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                Outstanding as of March 31, 2002
                   -----                --------------------------------
       Common Stock ($.01 par value)                 6,360,134

                         CASCADE FINANCIAL CORPORATION

                                  FORM 10-Q

                     for the Quarter Ended March 31, 2002

                     ------------------------------------

                                    INDEX
                                    -----

PART I - Financial Information:

     Item 1 - Financial Statements:

          - Condensed Consolidated Balance Sheets                    3

          - Condensed Consolidated Statements of Operations          4

          - Consolidated Statements of Comprehensive Income          5

          - Condensed Consolidated Statements of Cash Flows          6

          - Notes to Consolidated Financial Statements               8

     Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                9

     Item 3 - Quantitative and Qualitative Disclosures
        about Market Risk                                           18

PART II - Other Information                                         19

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                                (unaudited)

                                                     March 31,    December 31,
ASSETS                                                 2002            2001
------                                               ---------    ------------
Cash on hand and in banks                            $  8,384           8,535
Interest-earning deposits in other institutions        14,990           3,087
Securities available for sale                         161,559         150,338
Securities held to maturity (market value
   of $5,041 and $5,883)                                5,160           5,989
Loans                                                 563,410         582,530
Allowance for loan losses                              (6,533)         (6,304)
                                                      -------         -------
   Loans, net                                         556,877         576,226

Premises and equipment, at cost, net                    8,378           8,620
Accrued interest receivable and other assets            8,536           9,218
                                                      -------         -------
   TOTAL ASSETS                                      $763,884         762,013
                                                      =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits                                             $440,706         419,980
Federal Home Loan Bank advances                       218,500         226,500
Securities sold under agreements to repurchase         36,635          49,792
Advance payments by borrowers for taxes
  and insurance                                         2,333           1,574
Accrued interest payable, expenses and
  other liabilities                                     5,086           5,213
Deferred federal income taxes                           1,411           1,277
                                                      -------         -------
   TOTAL LIABILITIES                                  704,671         704,336

Trust preferred securities                             10,000          10,000

Stockholders' Equity:
Preferred stock, $.01 par value, 500,000 shares
   authorized; no shares issued or outstanding             --              --
Common stock, $.01 par value,
  8,000,000 shares authorized;
  6,521,993 and 6,333,007 shares issued
  and outstanding                                          65              63
Additional paid-in capital                             10,917          10,421
Treasury stock, 161,859 and 132,092 shares at cost     (1,224)           (972)
Retained earnings, substantially restricted            39,861          38,012
Accumulated other comprehensive (loss) income, net       (406)            153
                                                      -------         -------
   TOTAL STOCKHOLDERS' EQUITY                          49,213          47,677
                                                      -------         -------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $763,884         762,013
                                                      =======         =======



                See notes to consolidated financial statements.

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                 (unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                       2002         2001
                                                       ----         ----
Interest income:
   Loans                                         $    10,842       12,072
   Mortgage-backed securities held-to-maturity            81          103
   Securities available for sale                       2,190        1,827
   FHLB stock dividends                                  194          196
     Interest-earning deposits                            66          121
                                                  ----------      -------
     Total interest income                            13,373       14,319

Interest expense:
   Deposits                                            3,169        4,925
   Borrowings                                          3,459        4,070
   Trust preferred securities                            291          282
                                                  ----------    ---------
     Total interest expense                            6,919        9,277

Net interest income                                    6,454        5,042
   Provision for loan losses                             700          290
                                                  ----------    ---------
Net interest income after provision for
  loan losses                                          5,754        4,752
Other income:
   Gain on sale of loans                                 118           89
   Service charges                                       402          533
   Gain on sale of securities available-for-sale          33           79
   Net gain on sale of real estate owned                 376           46
   Other                                                  43           45
                                                  ----------    ---------
     Total other income                                  972          792

Other expenses:
   Salaries and employee benefits                      2,141        2,089
   Occupancy                                             602          615
   Marketing                                              80           70
   Data processing                                        60           73
   Other                                               1,092          875
                                                  ----------    ---------
     Total other expenses                              3,975        3,722
                                                  ----------    ---------
     Income before income taxes                        2,751        1,822
   Federal income taxes                                  903          623
                                                  ----------    ---------
     Net income                                  $     1,848        1,199
                                                  ==========    =========
Earnings per share:
   Basic                                         $      0.29         0.20
   Diluted                                              0.28         0.18

Weighted average number of shares outstanding:
   Basic                                           6,296,989    6,070,274
   Diluted                                         6,529,829    6,481,242



                 See notes to consolidated financial statements.

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)
                                  (unaudited)


                                                 Three months ended
                                                      March 31
                                                   2002       2001
                                                   ----       ----
Net Income                                        $1,848     $1,199
Increase (decrease) in unrealized
   gains (losses) on securities
   available for sale, net of tax expense
   (benefit) of $(277) and $282.                    (537)       546

Less reclassification adjustment for
   gains included in net income, net of
   tax (benefit) of $(11) and $(27)                  (22)       (52)
                                                   -----      -----
Comprehensive Income                              $1,289      1,693
                                                   -----      -----




             See notes to consolidated financial statements.

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                             2002       2001
                                                             ----       ----
Cash flows from operating activities:
  Net income                                              $  1,848      1,199
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization of premises
        and equipment                                          299        298
      Amortization of retained servicing rights                 49         69
      Provision for losses on loans                            700        290
      Additions to mortgage servicing rights                    --         (2)
      Deferred loan fees, net of amortization                 (115)      (213)
      Net change in loans available for sale                    --     (1,031)
      Net gain on sales of securities available for sale       (33)       (79)
      Net gain on sale of investment property                 (376)        --
      Federal Home Loan Bank stock dividend received          (194)      (196)
      Deferred Federal income taxes                            421         --
      Net change in accrued interest receivable and other
       assets over accrued expenses and other liabilities      623        227
                                                           -------    -------
         Net cash used in operating activities               3,222        562
                                                           -------    -------

Cash flows from investing activities:
  Loans originated, net of principal repayments             18,068    (11,672)
    Principal repayments on securities held-to maturity        829        473
  Principal repayments on securities available-for-sale      6,467      6,916
  Purchases of securities available for sale               (45,822)   (41,654)
  Proceeds from sales of securities available for sale      27,514     43,337
  Proceeds from sale of investment property                    956         --
  Purchases of premises and equipment                          (56)      (525)
  Proceeds from sales of premises and equipment                 --         42
  Additions to real estate owned                                --       (152)
                                                            -------    -------
    Net cash used in investing activities                    7,956     (3,235)

Subtotal, carried forward                                   11,178     (2,673)
                                                            -------    -------






                 See notes to consolidated financial statements.

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                             2002       2001
                                                             ----       ----
Subtotal, brought forward                                 $ 11,178     (2,673)

Cash flows from financing activities:
  Proceeds from issuance of common stock                       498         79
  Purchase of treasury stock                                  (252)        --
  Net (decrease) increase in deposits                       20,726     (3,707)
  Net increase in Federal Home Loan Bank advances           (8,000)     4,574
  Net increase in securities sold under agreements
    to repurchase                                          (13,157)    (4,104)
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                          759        963
                                                           -------    -------
    Net cash provided by financing activities                  574     (2,195)
                                                           -------    -------

  Net increase (decrease) in cash and cash equivalents      11,752     (4,868)
Cash and cash equivalents at beginning of period            11,622         --
                                                           -------    -------

Cash and cash equivalents at end of period                $ 23,374     (4,868)
                                                           =======    =======
Supplemental disclosures of cash flow information-
 cash paid during the period for:
  Interest                                                $  6,631      9,049
  Federal income taxes                                          --        750
                                                           -------    -------

Supplemental schedule of non-cash investing activities:
  Net mortgage loans transferred to real estate owned          695        390





              See notes to consolidated financial statements.

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                                 (unaudited)

1.   Presentation of Financial Information

     The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the "Corporation"), its subsidiaries, Cascade Bank (the "Bank") and Cascade Capital Trust I (the "Trust"), and the Bank's subsidiary, Cascade Investment Services, Inc. All significant intercompany balances have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting.

     Certain information and footnote disclosures included in the Corporation's financial statements for the year ended December 31, 2001, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's December 31, 2001 Annual Report on Form 10-K.

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

3.   Recently Issued Accounting Standards

     SFAS No. 141, "Business Combinations", was issued in June 2001. SFAS No. 141 requires that all business combinations after June 30, 2001 be accounted for using the purchase method. It also defines certain criteria for intangible assets that are acquired in a business combination, in order to be recognized and reported separately from goodwill. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations" and Financial Accounting Standards Board Statement No. 38 (SFAS 38), "Accounting for Pre-acquisition Contingencies of Purchased Enterprises".

     SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in June SFAS No. 142 establishes accounting and reporting standards for intangible assets. It requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually rather than amortized. SFAS No. 142 supersedes Accounting Principles Bulleting No. 17 (APB 17), "Intangible Assets".

     The Corporation adopted SFAS 141 and SFAS 142 and the application of these statements did not have a material effect on the consolidated financial statements.

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

     In August 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. This statement was adopted January 1, 2002 and did not have a material effect on the results of our operations or financial position.


                 Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                 ------------------------------------------------

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2001 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

This section contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of the current national and regional economic recession on small business loan demand in the Puget Sound area; loan delinquency rates; the bank's ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the company's market area; fluctuation in demand for the company's products and services; the Corporation's ability to attract and retain qualified people, and other factors. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed since the balance sheet, please see its Annual Report on Form 10-K for the year ended December 31, 2001.


Selected Financial Data
-----------------------

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

                                                  At or for the
                                                three months ended
                                                     March 31,
                                                  2002      2001
                                                  ----      ----
Return on average assets                          0.98 %    0.67 %
Return on average stockholders' equity           15.33     11.47
Average stockholders' equity to average assets    6.38      6.02
Other expenses to average assets                  2.08      2.09
Efficiency ratio                                 53.52     63.79
Average interest-bearing assets to
   average interest-bearing liabilities         106.90    105.43


     The following table presents the computation of basic and diluted net income per share for the three-month periods ended March 31:

Dollars in thousands, except share and per share amounts.

                                                       2002         2001
Numerator:
---------
Net income                                         $   1,848     $    1,199
                                                    ========      =========
Denominator:
-----------
Denominator for basic net income per share-
   Weighted average shares                          6,296,989     6,070,274
Effect of dilutive securities:
   Stock options                                      232,840       410,968
                                                    ---------     ---------
Denominator for diluted net income per share-
Weighted average shares and assumed conversion
  of dilutive stock options                         6,529,829     6,481,242
                                                    =========     =========
Basic net income per share                         $     0.29    $     0.20
                                                    =========     =========
Diluted net income per share                       $     0.28    $     0.18
                                                    =========     =========

As of March 31, 2002, and 2001 there were anti-dilutive options to purchase shares of 140,757 and 148,459, respectively excluded from the above disclosure.

CHANGES IN FINANCIAL CONDITION
------------------------------

     Total assets increased 0.3% or $1.9 million to $763.9 million at March 31, 2002, compared to $762.0 million at December 31, 2001. Net loans decreased 3.4% or $19.3 million to $556.9 million at March 31, 2002, from $576.2 million at December 31, 2001.

     Investment securities increased $10.4 million to $166.7 million at March 31, 2002, compared to $156.3 million at December 31, 2001. Interest-earning deposits held at other institutions increased $11.9 million from $3.1 million at December 31, 2001 to $15.0 million at March 31, 2002. The growth in investments and interest-earning deposits offset the decline in loan balances. Investments were concentrated in callable securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) or collateralized mortgage obligations
(CMOs) backed by pools of single family residential mortgage. All additions to the investment portfolio during the quarter were rated AAA in terms of credit quality by Moody's and/or Standard & Poors.

     Deposits increased by $20.7 million from $420.0 million at December 31, 2001 to $440.7 million at March 31, 2002. The increased liquidity created by this deposit growth resulted in a decrease in wholesale borrowings. FHLB-Seattle advances decreased by $8.0 million from $226.5 million at December 31, 2001 to $218.5 million at March 31, 2002, and securities sold under agreements to repurchase decreased $13.2 million from $49.8 million at December 31, 2001 to $36.6 million at March 31, 2002. Reduction of the percentage of the balance sheet funded by wholesale borrowings and/or repurchase agreements increased our liquidity by freeing up marketable securities pledged as collateral.

     Stockholders' equity increased by $1.5 million from $47.7 million at December 31, 2001 to $49.2 million at March 31, 2002. The increase is attributed to the retention of $1.8 million in net income and $200,000 in new capital generated by the exercise of stock options, offset by a $559,000 decrease in accumulated comprehensive income (i.e. mark to market changes on available for sale investment securities).

     The following summary reflects the Bank's loan portfolio as of the dates indicated:
                                            % of                      % of
Types of Loans               03/31/2002   Portfolio     12/31/2001   Portfolio
--------------               ----------   ---------     ----------   ---------
                                             ($ in thousands)

Business                       $125,970      22.3%        $125,342      21.4%
Real Estate Construction (net)   72,119      12.7%          75,932      13.0%
Commercial Real Estate           62,239      11.0%          62,938      10.8%
Home Equity and Consumer         55,667       9.8%          58,381      10.0%
Residential                     142,902      25.3%         152,706      26.1%
Multifamily                     106,900      18.9%         109,733      18.7%
                             ----------   ---------     ----------   ---------
Total Loans                    $565,797       100%        $585,032       100%

(Loans held for sale are included in residential loans and at less than 1% of total loans are not considered material.)

Asset Quality
-------------

     Non-performing assets (non-performing loans and real estate owned) totaled $3.3 million and $2.4 million at March 31, 2002 and December 31, 2001, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $2.8 million at March
31, 2002, compared to $2.0 million at December 31, 2001. In addition to the loans above, the Bank had $7.7 million at March 31, 2002 in potential problem loans, compared to $6.7 million at December 31, 2001. Potential problem loans have potential weaknesses which may result in deterioration of the repayment prospects at a future date. These loans are subject to constant management attention.

     At March 31, 2002 the Bank's loan loss allowance totaled $6.5 million compared to $6.3 million at December 31, 2001. The allowance for loan losses was 1.15% as a percent of total loans outstanding at March 31, 2002 compared to 1.08% at December 31, 2001. The allowance for loan losses was 235% of non-performing loans at March 31, 2002. The increase in the allowance is primarily attributed to the increase in non-performing loans set forth above. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the fair value of the financial condition of the borrower, collateral securing selected loans, consideration of historical loss experience and management's projection of
trends affecting credit quality.   Management believes that the allowance for
losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

     During the quarter ended March 31, 2002, loan charge-offs equaled $488,000 while recoveries were $16,000. The net charge-offs of $472,000 represented .08% of total loans.

     The following table provides summary information concerning asset quality:

                                                    March 31,     December 31,
                                                      2002            2001
                                                    ---------     ------------
Non-performing loans to total assets                   .37 %          .26 %
Non-performing loans to loans, total outstanding       .48            .33
Non-performing assets to total assets                  .43            .32
Allowance for loan losses to non-performing loans      235            315
Allowance for loan losses to loans, net outstanding   1.15           1.08
Net charge-offs to total loans                         .08            .03

                           RESULTS OF OPERATIONS
                           ---------------------

Comparison of the Three months Ended March 31, 2002 and 2001

General

     Net income increased 54.1% to $1.8 million for the three months ended March 31, 2002 compared to $1.2 million during the comparable period in 2001. Diluted net income per share was $0.28 for the quarter ended March 31, 2002 and $0.18 per share for the quarter ended March 31, 2001. These increases are primarily attributed to the increase in net interest income of $1.0 million after provision for loan loss from $4.8 million during the quarter ended March 31, 2001 to $5.8 million during the quarter ended March 31, 2002, and the increase in other income of $180,000 during those same periods. This increase of income more than offset the increase of other expense of $253,000 and the increase of Federal income tax expense of $280,000 during those same periods.

Net Interest Income

     Net interest income increased 28.0% or $1.4 million to $6.5 million for the three months ended March 31, 2002 compared to $5.0 million for the three months ended March 31, 2001. Of the increase in net interest income, $1.0 million resulted from the increase in net interest margin and $400,000 is the result of an increase in average earning assets.

     Average earning assets increased $52.5 million to $747.3 million for the three months ended March 31, 2002 compared to $694.8 million for the three months ended March 21, 2001. Average total loans (including loans held for sale) increased $14.4 million or 2.6% to $578.7 million and average investment securities increased $35.0 million or 28.4% to $158.2 million for the three months ended March 31, 2002 compared to the same quarter of the prior year.

                                            At or for the
                                          three months ended
                                                March 31,
                                          ------------------

                                        (dollars in thousands)

                                            2002        2001
                                           -------     -------
Average interest earning assets           $747,341    $694,824
Average interest bearing liabilities       699,097     659,059
Yield on interest earning assets             7.22%       8.31%
Cost of interest bearing liabilities         4.01%       5.70%
  Net interest spread                        3.21%       2.61%
  Net interest margin                        3.46%       2.90%

     The net interest margin increased 56 basis points to 3.46% for the three months ended March 31, 2002 compared to the same quarter last year. The improvement in the net interest margin is attributed to a decrease in liability costs that exceeded the decrease in asset yields. The yield on interest earning assets decreased 109 basis points to 7.22% for the quarter ended March 31, 2002, compared to 8.31% for the quarter ended March 31, 2001. The cost of funds decreased to 4.01% for the quarter ended March 31, 2002 compared to 5.70% for the same quarter in 2001.

     The yield on assets fell as prime based loans repriced lower throughout the year as the Federal Reserve lowered the target Fed funds rate by 475 basis points during 2001, including 175 basis points in response to the tragedy of September 11th. Given the steep and rapid descent in rates, prime based loans and refinanced loans repriced more quickly than our liabilities throughout much of the year. In addition, many fixed rate loans, especially residential real estate loans, refinanced to lower rates. However, since the Fed did not adjust the Fed funds rate during the quarter ended March 31, 2002, the decline in our asset yields slowed markedly.

     The cost of liabilities declined as the rates paid on deposits dropped with the general level of interest rates however, deposits continued to reprice to lower rates throughout the quarter. Also, the Bank prepaid some higher rate FHLB advances that resulted in the payment of fees, but lowered the cost of funds.

     Cascade's provision for loan losses was $700,000 for the three months ended March 31, 2002, as compared with $290,000 for the same period in 2001. The increase in the provision reflects an increase in net charge-offs, an increase in adversely classified loans, a heavier weighting of business and construction loans in the loan mix, and concerns regarding the impact of the economic slowdown in the Bank's market area and hence the prospects for the Bank's borrowers.

     After a decade of steady growth, the immediate prospects for the economy in the Corporation's market area (Snohomish County and East King County of Washington state) remain less than robust. The area's largest employer, Boeing, has engaged in rounds of layoffs, which are still ongoing, due to the slowing demand for commercial aircraft. The depth and the duration of this slump are impossible to forecast. Also, the implosion of many technology companies has had a material impact on the demand for commercial real estate in Seattle and our market area. While the impact on other aspects of the local economy has not yet been major, an adverse impact on the market for residential real estate and business activity in general is very possible.

     The economic slowdown comes at a time when management intends to emphasize the growth of the business and construction portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

     Other income increased $180,000 or 22.7% to $972,000 for the three months ended March 31, 2002 as compared to $792,000 for the three months ended March 31, 2001. The primary reason for the increase in other income was a gain of $383,000 on the sale of a property that the Bank held for investment. The Bank had obtained the property in foreclosure and developed the property to the point it could sell it to a homebuilder as lots. Offset by a modest loss on the sale of another property, the net gain on the sale of real estate for the quarter ended March 31, 2002 was $376,000 compared to $46,000 for the quarter ended March 31, 2001.

     The Bank also had a net increase in gain on sale of loans compared to the quarter ended March 31, 2001. Gain on sale of loans increased $29,000 to $118,000 for the quarter ended March 31, 2002. Other areas of other income showed declines. For the quarter ended March 31, 2002, service fee income dropped to $402,000 compared to $533,000 for the same period in the prior year. The gain on the sale of securities dropped to $33,000 for the March 2002 quarter from $79,000 in the March 2001 quarter.

Other Expense

     Other expense increased 6.8% to $4.0 million for the three months ended March 31, 2002 compared with $3.7 million for the three months ended March 31, 2001. Included in this $253,000 increase is $105,000 in prepayment fees that Cascade paid to the FHLB-Seattle to retire high coupon advances. There were no such charges in the quarter ended March 31, 2001.

     Salary and employee benefit expenses increased $52,000 or 2.5% to $2.1 million during the three months ended March 31, 2002 compared to the same quarter last year. The remaining other operating expense categories increased $96,000 or 5.9% to $1.7 million, excluding prepayment fees, over these same periods.

     Federal income tax expenses increased $280,000 to $903,000, an increase of 44.9% during the three months ended March 31, 2002 compared to the same quarter last year. For the quarter ended March 31, 2002, the Corporation's effective tax rate was 32.8% compared to 34.0% for the same period in 2001.

Segment Results

     The following is a summary of selected operating segment information for the three months ended March 31, 2002 and 2001. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.


For the three months ended March 31, 2002
-----------------------------------------
                                                                              Income                 Administration/
                                  Business    Residential    Construction    Property    Consumer       Treasury         Total
                                  --------    -----------    ------------    --------    --------    ---------------     -----
Condensed Income Statement
  Net interest income after
  provision for loan losses        $1,151         560             919          1,266       454           1,404           5,754
Other Income                           16         150              --              2       314             490             972
Direct Expense                        287         148              93             31       288           3,128           3,975
Allocated Overhead                    277         304             166            368       119          (1,234)             --
                                  --------    -----------    ------------    --------    --------    ---------------     -----
Income before Income Tax              603         258             660            869       361              --           2,751
Federal Income Taxes                  198          85             217            285       118              --             903
                                  --------    -----------    ------------    --------    --------    ---------------     -----
Net Income                         $  405         173             443            584       243              --           1,848
                                  --------    -----------    ------------    --------    --------    ---------------     -----
For the three months ended March 31, 2001
-----------------------------------------
                                                                              Income                 Administration/
                                  Business    Residential    Construction    Property    Consumer       Treasury         Total
                                  --------    -----------    ------------    --------    --------    ---------------     -----
Condensed Income Statement
  Net interest income after
  provision for loan losses        $  873       1,014             850          1,198       502             315           4,752
Other Income                           35         142              --             --       515             100             792
Direct Expense                        259         183              40             31       289           2,920           3,722
Allocated Overhead                    445         770             251            758       281          (2,505)             --
                                  --------    -----------    ------------    --------    --------    ---------------     -----
Income before Income Tax              204         203             559            409       447              --           1,822
Federal Income Taxes                   69          69             190            139       156              --             623
                                  --------    -----------    ------------    --------    --------    ---------------     -----
Net Income                         $  135         134             369            270       291              --           1,199
                                  --------    -----------    ------------    --------    --------    ---------------     -----

Income Property includes Commercial Real Estate and Multi-family lending.

Liquidity and Sources of Funds

     The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; and deposit withdrawals. As of March 31, 2002, Cascade had $25 million of construction loans in process and a total of $70.4 million in unused lines of credit. While virtually all the loans in process will be funded as the construction projects move toward completion, only a modest portion of the lines of credit will require funding.

     Funding needs will be provided through the sale of loans, existing liquidity balances, repayment of existing loans, deposit growth, FHLB-Seattle advances, and other borrowings. Cascade maintains liquidity balances in FHLB deposits, which equaled $15.0 million as of March 31, 2002. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding were $96.6 million at the end of the quarter.

     At March 31, 2002, the Bank had an unused line of credit from the FHLB-Seattle of approximately $48.8 million. Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $265 million. The Bank also had $36.6 million of reverse repurchase agreements outstanding. The Bank also has a $5 million Fed funds line with its correspondent bank, which was not used during the quarter.

Capital Resources

     On March 1, 2000 Cascade Capital Trust I issued ten million par value Trust Preferred Securities. These securities are considered core capital for the purposes of regulatory capital requirements. Cascade Capital Trust I, a wholly owned subsidiary, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation.

     The Corporation's primary source of capital is the retention of its net income. Although the Corporation periodically reviews its dividend policy, the Corporation has not paid a cash dividend. The Corporation also receives capital through the exercise of options granted to employees and directors.

     In July of 2000, the Corporation authorized a stock repurchase program, which permits the Corporation to repurchase up to 5% of its outstanding shares. Also, the Corporation permits employees and directors to tender shares of the Corporation stock which they already hold to exercise options. As of March 31, 2002, the Corporation has repurchased approximately 162,000 shares of stock at a cost of $1.2 million. These shares, which represent 2.5% of shares outstanding, are accounted for as Treasury Stock.

Capital Requirements

     Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions at March 31, 2002. Cascade's regulatory capital requirements and related excess capital amounts as of March 31, 2002 are presented in the following table:

   Core capital                    Amount     Percentage
   ------------                   -------     ----------
   Tier 1 (Core) capital          $57,545        7.55%
   Less:  Minimum requirement      30,501        4.00
                                  -------       ------
   Excess                         $27,044        3.55%
                                  =======       ======

   Risk-based capital              Amount     Percentage
   ------------                   -------     ----------
   Risk-based capital             $63,925       12.53%
   Less: Minimum requirement(1)    40,821        8.00
                                  -------       ------
   Excess                         $23,104        4.53%
                                  =======       ======

   (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of March 31, 2002.

     The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 7.82% and a Risk Based ratio of 12.91%.


                   Item 3 - Quantitative and Qualitative
                      Disclosures about Market Risk
                   -------------------------------------

ASSET/LIABILITY MANAGEMENT

     The Bank, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities re-price on different terms than its interest-earning assets.

     To reduce its interest rate exposure, the Bank has sought to migrate its loan mix toward prime based business and construction loans. The Bank sells virtually all new 15 and 30 year fixed rate residential loans. The Bank's fixed rate loans secured by real estate consist primarily of mortgages with initial fixed rate periods of three or five years that after the initial period convert to one year adjustable rates loans.

     The growth in the Bank's investment portfolio has been generally limited to collateralized mortgage obligations (CMOs) with expected average lives under five years and callable Agency securities. The callable Agency securities have intermediate maturities with durations under five years but final maturities of up to 15 years in some cases. Given the steep nature of the fixed income yield curve, these securities offer very attractive yields compared to securities with shorter final maturities. However, in an increasing interest rate environment, these securities could produce mark to market losses that would be reflected in the Corporation's comprehensive income. If however, interest rates decline, these securities could be called by the issuer.

     The Bank extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by obtaining longer term FHLB-Seattle advances. As of March 31, 2002, approximately 90% of the $218.5 million of advances have a maturity date of one year or longer.

     Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Cascade uses mark to market reports provided to measure the impact of changes in rates on the fair value of its balance sheet in rate shock scenarios. Cascade's Board of Directors has established policies concerning the amount of interest rate exposure to the Bank's net interest income and the market value of equity that can be assumed.

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

     Not applicable

Item 5.  Other information.
---------------------------

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

 3.1   Certificate of Incorporation of Cascade Financial Corporation(1)
 3.2   Bylaws of Cascade Financial Corporation(1)
10.1   Cascade Financial Corporation 1994 Employee Stock Purchase Plan(1)
10.2   Cascade Financial Corporation 1992 Stock Option and Incentive Plan(2)
10.3   Cascade Financial Corporation Employee Stock Ownership Plan(2)
10.4   Cascade Financial Corporation 1997 Stock Option Plan(2)
10.5   Employment Agreement with Carol K. Nelson dated March 26, 2002

Reports on Form 8-K

     On March 8, 2002, Cascade Financial Corporation reported Items 5 and 7 in a Current Report on Form 8-K announcing the appointment of Carol K. Nelson as Executive Officer of the Corporation effective May 1, 2002 and the retirement of Frank M. McCord as Chief Executive Officer as of that date. Mr. McCord will continue as Chairman of the Board of Directors of the Corporation and Cascade Bank.
----------------
(1)Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200).
(2)Incorporated by reference to the Corporation's Form 10-KSB for June 30,
1995.
(3)Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File no. 333-24203).

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CASCADE FINANCIAL CORPORATION


May 14, 2002                               /s/  Lars H. Johnson
                                           --------------------
                                           By:  Lars H. Johnson,
                                                Executive Vice President
                                                (Chief Financial Officer)