Form 10-Q
period 2002-06-30
CASCADE FINANCIAL CORP
filed 2002-08-12
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549


                                          FORM 10-Q

                            -------------------------------------

          (X)        QUARTERLY REPORT PURSUANT - TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 2002

                                             OR

          ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                        FOR TRANSITION PERIOD FROM        TO
                                                   ------    ------

                                Commission file number 0-25286

                                 CASCADE FINANCIAL CORPORATION
                    (Exact name of registrant as specified in its charter)

                           Delaware                            91-1661954
                           --------                            ----------
                (State or other jurisdiction of              (IRS Employer
                 incorporation or organization)            Identification No.)


                       2828 Colby Avenue
                      Everett, Washington                         98201
                      -------------------                         -----
            (Address of principal executive offices)           (Zip Code)


            Registrant's telephone number, including area code: (425) 339-5500

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X    No
                                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding as of June 30, 2002
             -----                              -------------------------------
   Common Stock ($.01 par value)                           6,408,410

                                  CASCADE FINANCIAL CORPORATION

                                            FORM 10-Q
                               for the Quarter Ended June 30, 2002



                                             INDEX
                                             -----

PART I - Financial Information:

   Item 1 - Financial Statements:

     - Condensed Consolidated Balance Sheets                                 3

     - Condensed Consolidated Statements of Operations                       4

     - Consolidated Statements of Comprehensive Income                       5

     - Condensed Consolidated Statements of Cash Flows                       6

     - Notes to Consolidated Financial Statements                            8

   Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                          10

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk      19

PART II - Other Information                                                 21

                              PART I -- FINANCIAL INFORMATION

                      CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (dollars in thousands)
                                        (unaudited)

                                                     June 30,     December 31,
ASSETS                                                2002            2001
-----                                                 ----            ----

Cash on hand and in banks                        $    8,476            8,535
Interest-earning deposits in other institutions      25,999            3,087
Securities available-for-sale                       151,362          150,338
Securities held-to-maturity (market value of
 $10,180 and $5,883)                                 10,120            5,989
Loans                                               563,873          582,530
Allowance for loan losses                            (6,650)          (6,304)
                                                  ---------          -------
   Loans, net                                       557,223          576,226

Premises and equipment, at cost, net                  8,426            8,620
Accrued interest receivable and other assets          8,641            9,218
                                                  ---------          -------

      TOTAL ASSETS                               $  770,247          762,013
                                                  =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits                                         $  463,843          419,980
Federal Home Loan Bank advances                     197,500          226,500
Securities sold under agreements to repurchase       38,132           49,792
Advance payments by borrowers for taxes
  and insurance                                       1,217            1,574
Accrued interest payable, expenses and
  other liabilities                                   4,860            5,213
Deferred federal income taxes                         2,072            1,277
                                                  ---------          -------
     TOTAL LIABILITIES                              707,624          704,336

Trust preferred securities                           10,000           10,000

Stockholders' Equity:
Preferred stock, $.01 par value, 500,000 shares
  authorized; no shares issued or outstanding             -                -
Common stock, $.01 par value,
8,000,000 shares authorized;
  6,571,845 and 6,333,007 shares issued
  and outstanding                                        65               63
Additional paid-in capital                           11,044           10,421
Treasury stock, 163,435 and 132,092 shares at
  cost                                               (1,237)            (972)
Retained earnings, substantially restricted          41,873           38,012
Accumulated other comprehensive (loss)
  income, net                                           878              153
                                                  ---------          -------

     TOTAL STOCKHOLDERS' EQUITY                      52,623           47,677
                                                  ---------          -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  770,247          762,013
                                                  =========          =======

                    See notes to consolidated financial statements.

                      CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share amounts)
                                         (unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                            2002       2001     2002       2001
                                          ------------------   ----------------
Interest income:
  Loans                          $   10,517      12,119      21,360      24,191
  Mortgage-backed securities
   held-to-maturity                      76          98         156         200
  Securities available-for-sale       2,422       1,684       4,611       3,510
  FHLB stock dividends                  199         217         393         414
    Interest-earning deposits            84         (26)        151          95
                                   --------      ------      ------      ------
    Total interest income            13,298      14,092      26,671      28,410

Interest expense:
  Deposits                            3,172       4,679       6,342       9,604
  Borrowings                          3,256       3,963       6,714       8,032
  Trust preferred securities            291         290         581         573
                                   --------      ------      ------      ------
     Total interest expense           6,719       8,932      13,637      18,209

Net interest income                   6,579       5,160      13,034      10,201
  Provision for loan losses             420         270       1,120         560
                                   --------      ------      ------      ------
Net interest income after
  provision for loan losses           6,159       4,890      11,914       9,641

Other income:
  Gain on sale of loans                 111         139         229         228
  Service charges                       402         452         804         985
  Gain on sale of securities
   available-for-sale                   354          56         387         136
  Net (loss) gain on sale of
   Real estate owned                    (23)         16         353          62
  Other                                  49          50          92          94
                                   --------      ------      ------      ------
     Total other income                 893         713       1,865       1,505

Other expenses:
  Salaries and employee benefits      2,328       1,991       4,469       4,080
  Occupancy                             548         651       1,149       1,266
  Marketing                              90         111         170         182
  Data processing                        67          31         127         104
  Debt prepayment fees                  220          20         325          20
  Other                                 881         878       1,869       1,751
                                   --------      ------      ------      ------
     Total other expenses             4,134       3,682       8,109       7,403
                                   --------      ------      ------      ------
     Income before income taxes       2,918       1,921       5,670       3,743
  Federal income taxes                  906         653       1,810       1,276
                                   --------      ------      ------      ------
     Net income                       2,012       1,268       3,860       2,467
                                   ========      ======       =====       =====
Earnings per share:
  Basic                          $     0.31        0.21        0.61        0.40
  Diluted                              0.30        0.20        0.59        0.38

Weighted average number of shares outstanding:
  Basic                           6,389,505   6,117,318   6,340,834   6,093,796
  Diluted                         6,619,322   6,422,429   6,569,590   6,451,836


                   See notes to consolidated financial statements.

                    CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (dollars in thousands)
                                      (unaudited)


                                         Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                            2002      2001       2002     2001
                                          -------   ------     ------   ------
Net Income                                $2,012     1,268      3,860    2,467
Increase in unrealized gain on
  securities available for sale, net of
  tax expense of $782 and $172 for the
  three months ended June 30, 2002 and
  2001 respectively and $505 and $453
  for the six months ended June 30
  2002 and 2001 respectively.             1,517        333        980      880

Less reclassification adjustment for
  gains included in net income, net of
  tax (benefit) of $(121) and $(19) for
  the three months ended June 30, 2002
  and 2001, and $(132) and $(46) for the
  six months ended June 30, 2002 and
  2001 respectively.                       (233)       (37)      (255)     (90)
                                         -------     ------     ------   ------
Comprehensive Income                     $3,296      1,564      4,585     3,257
                                         -------     ------     ------   ------


                  See notes to consolidated financial statements.

                    CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (dollars in thousands, unaudited)

                                                      Six Months Ended June 30,
                                                        2002              2001
                                                      -------------------------
Cash flows from operating activities:
  Net income                                          $  3,860           2,467
   Adjustments to reconcile net income to net
    cash provided by (used in) operating
     activities:
      Depreciation and amortization of premises
       and equipment                                       602             604
      Amortization of retained servicing rights            101             138
      Provision for losses on loans                      1,120             560
      Additions to mortgage servicing rights                --              (3)
      Deferred loan fees, net of amortization             (128)           (231)
      Net change in loans available-for-sale                --          (1,035)
      Net gain on sales of securities available-
        -for-sale                                         (387)           (136)
      Net gain on sale of investment property             (353)             --
      Gain on sale of premises and equipment                 2              --
      Federal Home Loan Bank stock dividend received      (393)           (414)
      Deferred Federal income taxes                        324             420
      Net change in accrued interest receivable and
       other assets over accrued expenses and
       other liabilities                                   366          (1,382)
                                                       -------          ------
      Net cash used in operating activities              5,114             988
                                                       -------          ------
Cash flows from investing activities:
  Loans originated, net of principal repayments         17,264         (16,353)
  Principal repayments on securities held-to-maturity      869             607
  Purchases of securities held-to-maturity              (5,000)             --
  Principal repayments on securities available-
    for-sale                                             9,549          19,561
  Purchases of securities available for sale           (90,393)        (86,004)
  Proceeds from sales of securities available
    for sale                                            81,698          60,678
  Proceeds from sale of investment property                956              --
  Purchases of premises and equipment                     (408)           (714)
  Proceeds from sales of premises and equipment             (2)             --
                                                       -------          ------
      Net cash used in investing activities             14,533         (22,225)

Subtotal, carried forward                               19,647         (21,237)
                                                       -------          ------


                  See notes to consolidated financial statements.

                    CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands, unaudited)

                                                      Six Months Ended June 30,
                                                        2002              2001
                                                      -------------------------

Subtotal, brought forward                             $ 19,647         (21,237)

Cash flows from financing activities:
  Proceeds from issuance of common stock                   625             236
  Purchase of treasury stock                              (265)           (139)
  Net increase in deposits                              43,863           5,939
  Net (decrease) increase in Federal Home Loan
   Bank advances                                       (29,000)          9,147
  Net decrease in securities sold under agreements
   to repurchase                                       (11,660)           (345)
  Net (decrease) increase in advance payments by
   borrowers for taxes and insurance                      (357)             19
                                                       -------          ------
      Net cash provided by financing activities          3,206          14,857
                                                       -------          ------
  Net increase (decrease) in cash and cash
   equivalents                                          22,853          (6,380)
Cash and cash equivalents at beginning of period        11,622          20,260
                                                       -------          ------
Cash and cash equivalents at end of period            $ 34,475          13,880
                                                       =======          ======
Supplemental disclosures of cash flow information-
   cash paid during the period for:
     Interest                                           11,391          17,635
     Federal income taxes                                1,105           1,250

Supplemental schedule of non-cash investing activities:
  Net mortgage loans transferred to real estate owned      747             913




                 See notes to consolidated financial statements.

                    CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     June 30, 2002
                                      (unaudited)

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

3.  Earnings Per Share

    The following table presents the computation of basic and diluted net income per share for the six-month periods ended June 30:

Dollars in thousands, except share
    and per share amounts                            2002            2001
---------------------------------------------------------------------------

Numerator:
---------
Net income                                       $    3,860      $    2,467

Denominator:
-----------
Denominator for basic net income per share-
  Weighted average shares                         6,340,834       6,093,796
Effect of dilutive securities:
  Stock options                                     228,756         358,040

Denominator for diluted net income per share-
  Weighted average shares and assumed conversion
   of dilutive stock options                      6,569,590       6,451,836

Basic net income per share                       $     0.61      $     0.40

Diluted net income per share                     $     0.59      $     0.38

As of June 30, 2002, and 2001 there were anti-dilutive options to purchase shares of 114,962 and 153,354 respectively, excluded from the above disclosure.

4.  Recently Issued Accounting Standards

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

    In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-ived assets that result from the acquisition, construction, development and
(or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Corporation is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. Management has not yet determined the impact of adopting this Statement.

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


           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

    The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2001 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

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

Selected Financial Data

    The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

                                           At or for the        At or for the
                                         three months ended    six months ended
                                               June 30,             June 30,
                                            2002      2001      2002      2001
                                         --------------------------------------
Return on average assets                    1.06%     0.71%     1.02%     0.69%
Return on average stockholders' equity     15.95     11.64     15.65     11.56
Average stockholders' equity to average
  assets                                    6.64      6.07      6.51      5.96
Other expenses to average assets            2.17      2.05      2.13      2.07
Efficiency ratio                           55.33     62.69     54.43     63.24
Average interest-bearing assets to
  average interest-bearing liabilities    110.23    108.66    109.93    108.46

                        CHANGES IN FINANCIAL CONDITION

    Total assets increased 1.1% or $8.2 million to $770.2 million at June 30, 2002, compared to $762.0 million at December 31, 2001. Net loans decreased 3.3% or $19.0 million to $557.2 million at June 30, 2002, from $576.2 million at December 31, 2001.

    Investment securities increased $5.2 million to $161.5 million at June 30, 2002, compared to $156.3 million at December 31, 2001. Interest-earning deposits held at other institutions increased $22.9 million from $3.1 million at December 31, 2001 to $26.0 million at June 30, 2002. The growth in investments and interest-earning deposits offset the decline in loan balances. Investments are concentrated in callable securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) and collateralized mortgage obligations
(CMOs) backed by pools of single family residential mortgages. All additions to the investment portfolio during the quarter were rated AAA in terms of credit quality by Moody's and/or Standard & Poors.

    As the Bank increased its focus on deposit generation, total deposits increased by $43.8 million from $420.0 million at December 31, 2001 to $463.8 million at June 30, 2002. Since deposit growth exceeded asset growth, other borrowings outstanding declined. Federal Home Loan Bank-Seattle (FHLB) advances decreased by $29.0 million from $226.5 million at December 31, 2001 to $197.5 million at June 30, 2002. Securities sold under agreements to repurchase decreased $11.7 million from $49.8 million at December 31, 2001 to $38.1 million at June 30, 2002.

    Stockholders' equity increased by $4.9 million from $47.7 million at December 31, 2001 to $52.6 million at June 30, 2002. The increase is primarily attributable to the retention of all the net income for the period, which was $3.9 million. The exercise of stock options generated $625,000 in new capital. That amount was partially offset by the tender of $265,000 worth of outstanding stock to exercise those options. An increase in accumulated comprehensive income (i.e. mark to market changes on available for sale investment securities) added $725,000 to the capital account.

Loan Portfolio

    As displayed in the following table, overall loans decreased by $19 million as of June 30, 2002, compared to December 31, 2001. In keeping with the Bank's evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business and real estate construction loans grew solidly. On the other hand, residential, multi-family and consumer lending balances declined. The refinancing wave of late 2001, precipitated by low mortgage rates, led to a $19 million (12%) reduction in our residential loan balances and a $7 million decrease in multi-family balances.

    The following summary reflects the Bank's loan portfolio as of the dates indicated:

Types of Loans                      June 30,     % of      Dec. 31,     % of
                                      2002     Portfolio     2001     Portfolio
                                    -------    ---------   --------   ---------
                                                  ($ in thousands)
Business                         $128,635     22.7%     $125,342     21.4%
Real estate construction (net)     81,910     14.5%       75,932     13.0%
Commercial real estate             62,211     11.0%       62,938     10.7%
Home equity and consumer           56,892     10.0%       58,381     10.0%
Residential                       134,027     23.7%      152,706     26.1%
Multifamily                       102,572     18.1%      109,733     18.8%
Total loans                      $566,247      100%     $585,032      100%

(Loans held for sale are included in residential loans and at less than 1% of total loans are not considered material.)

Asset Quality

    Non-performing assets (non-performing loans and real estate owned) totaled $3.5 million and $2.4 million at June 30, 2002 and December 31, 2001, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $2.9 million at June 30, 2002, compared to $2.0 million at December 31, 2001. The majority of the increase in non-performing loans was the placement on non-accrual status of one business loan, which has subsequently been brought current. Real estate owned was $626,000 as of June 30, 2002 and $430,000 at December 31, 2001.

    At June 30, 2002 the Bank's loan loss allowance totaled $6.7 million compared to $6.3 million at December 31, 2001. The allowance for loan losses was 1.17% of total loans outstanding at June 30, 2002 compared to 1.08% at December 31, 2001. The allowance for loan losses was 228% of non-performing loans at June 30, 2002. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the increase in non-performing loans, an increase in loans adversely classified by our internal loan grading system, the continued emphasis on business and construction lending, and a slowdown in the economy of our market area. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

    During the quarter ended June 30, 2002, loan charge-offs equaled $322,000 while recoveries were $20,000. The net charge-offs of $302,000 represented .05% of total loans. Of this total, $175,000 represented the charge-off of a specific reserve the Bank had established on a business borrower in a prior period.

    The following table provides summary information concerning asset quality:

                                                      June 30,     December 31,
                                                        2002           2001
                                                      -------------------------
Non-performing loans to total assets                    .38 %           .26 %
Non-performing loans to loans, total outstanding        .51             .34
Non-performing assets to total assets                   .46             .32
Allowance for loan losses to non-performing loans       228             315
Allowance for loan losses to loans, net outstanding    1.17            1.09
Net charge-offs to total loans                          .05             .02


                              RESULTS OF OPERATIONS

      Comparison of the Three and Six Months Ended June 30, 2002 and 2001

General

    Net income increased 58.7% to $2.0 million for the three months ended June 30, 2002 compared to $1.3 million during the comparable period in 2001.
Diluted net income per share was $0.30 for the quarter ended June 30, 2002 and $0.20 per share for the quarter ended June 30, 2001. This increase is primarily attributable to the increase in net interest income of $1.4 million from $5.2 million during the quarter ended June 30, 2001 to $6.6 million during the quarter ended June 30, 2002. Other income increased by $180,000 to $893,000 for the quarter ended June 30, 2002. Other expense, net of debt prepayment fees, increased $252,000 and Federal income tax expense increased $253,000 compared to the three months ended June 30, 2001.

    Net income for the six months ended June 30, 2002, was $3.9 million compared with $2.5 million during the comparable period in 2001. Net income per diluted share was $0.59 for the six months ended June 30, 2002, compared with $0.38 in 2001. The $2.8 million increase in net interest income and the $360,000 increase in other income more than offset the $706,000 increase in other expenses, the increased provision for loan losses of $560,000, and the increased income tax expense of $534,000.

Net Interest Income

    Net interest income increased 28.0% or $1.4 million to $6.6 million for the three months ended June 30, 2002 compared to $5.1 million for the three months ended June 30, 2001. Of this increase virtually all of it can be attributed to the increase in net interest margin. Net interest income for the six months ended June 30, 2002 and 2001 was $13.0 million and $10.2 million respectively. Of the $ 2.8 million increase in net interest income, $1.8 million resulted from the increase in net interest margin and $1.0 million is the result of an increase in average earning assets.

    Average interest earning assets increased $45.6 million or 6.5% to $746.1 million for the quarter ended June 30, 2002 and $49.0 million or 7.0% for the six months ended June 30, 2002 compared to the same periods in 2001. Average total loans (including loans held for sale) decreased $10.1 million or 1.8% to

$560.6 million and average investment securities increased $42.3 million or 34.4% to $165.4 million for the three months ended June 30, 2002 compared to the same quarter of the prior year.

                                       At or for the           At or for the
                                     three months ended      six months ended
                                          June 30,               June 30,
                                              (dollars in thousands)

                                        2002      2001         2002      2001
                                     ------------------------------------------
Average interest earning assets      $746,065  $700,504     $746,703  $697,664
Average interest bearing liabilities  676,797   644,649      679,272   643,232
Yield on interest earning assets        7.14%     8.06%        7.18%     8.19%
Cost of interest bearing liabilities    3.98%     5.55%        4.05%     5.70%
  Net interest spread                   3.16%     2.51%        3.13%     2.48%
  Net interest margin                   3.53%     2.95%        3.50%     2.93%


    The net interest margin increased 58 basis points to 3.53% for the three months ended June 30, 2002 compared to the same quarter the prior year. The improvement in the net interest margin is the result of a decrease in liability costs that exceeded the decrease in asset yields. The yield on interest earning assets decreased 92 basis points to 7.14% for the quarter ended June 30, 2002, compared to 8.06% for the quarter ended June 30, 2001. The cost of funds decreased to 3.98% for the quarter ended June 30, 2002 compared to 5.55% for the same quarter in 2001, a drop of 157 basis points. For the six months ended June 30, 2002, the net interest margin expanded 57 basis points from 2.93% to 3.50%. As was the case with the quarterly results, the yield on earnings assets fell less than the cost of interest bearing liabilities.

    The yield on assets fell as prime based loans repriced lower throughout the year as the Federal Reserve lowered the target Fed funds rate by 475 basis points during 2001, including 175 basis points in response to the tragedy of September 11th. Given the steep and rapid descent in rates, prime based loans and refinanced loans repriced more quickly than our liabilities throughout the period. In addition, many fixed rate loans, especially residential real estate loans, refinanced to lower rates. Finally, asset yields were constrained by the increased percentage of earning assets represented by cash equivalents and investment securities.

    On the other hand, the cost of liabilities declined as the rates paid on deposits dropped with the general level of interest rates. However, deposits continued to reprice to slightly lower rates throughout the quarter. Also, during the period, the Bank prepaid $22 million in long term high rate FHLB advances that resulted in the payment of fees, but lowered the cost of funds.

Provision for loan losses

    Cascade's provision for loan losses was $420,000 for the three months and $1.1 million for the six months ended June 30, 2002. The provision was $270,000 and $560,000 for the same periods in 2001. The increase in the provision reflects an increase in net charge-offs, an increase in adversely classified loans, a heavier weighting of business and construction loans in the loan mix, and concerns regarding the impact of the economic slowdown in the Bank's market area and hence the prospects for the Bank's borrowers.

    After a decade of steady growth, the immediate prospects for the economy in the Corporation's market area (Snohomish County and East King County of Washington state) remain less than robust. For example, the area's largest employer, Boeing, continues to layoff employees due to the slowing demand for commercial aircraft. The slowdown in many areas of technology has had a negative impact on the demand for commercial real estate in our market area. The vacancy rates for Class A, high rise office space has increased from almost zero two years ago in Seattle and Bellevue to 18-20% today. While the impact on the Bank's asset quality has been muted to date, a continued economic slump will most likely have adverse ramifications for most borrowers and hence lenders in our market.

    This economic slowdown comes at a time when management intends to emphasize the growth of the business and construction portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

    Other income increased $180,000 or 25.2% to $893,000 for the three months ended June 30, 2002 as compared to $713,000 for the three months ended June 30, 2001. Other income was $1.9 million and $1.5 million for the six month periods ended June 30, 2002 and June 30, 2001 respectively. For the quarter ended June 30, 2002, gain on the sale of investment securities increased by $298,000 to $354,000 as the Bank realigned its investment portfolio. This was offset by a decrease in gain on sale of loans of $28,000 to $111,000 for the quarter ended June 30, 2002 compared to the same quarter in 2001, as residential refinance activity slowed. Also, service fee income dropped to $402,000 compared to $452,000 for the same period in the prior year due to lower service fees in the Bank's investment advisory subsidiary, Cascade Investment Services.

    The increase in other income for the six month period included a gain of $383,000 on the sale of a property that the Bank held for investment, which occurred in the quarter ended March 31, 2002, offset by a modest loss on the sale of another property resulting in a net gain on the sale of real estate for the six months ended June 30, 2002 of $353,000 compared to $62,000 for the same period in 2001.

Other Expense

    Other expense was $4.1 million for the three months and $8.1 million for the six months ended June 30, 2002 compared with $3.7 million for the three months and $7.4 million for the six months ended June 30, 2001. The increase in other expense was driven by increases in salary and benefit expense and prepayment fees on Federal Home Loan Bank advances.

    Salary and employee benefit expenses increased $337,000 to $2.3 million during the three months ended June 30, 2002 compared to the same quarter last year. Salary and benefit expenses were $4.5 million for the six month period ended June 30, 2002 and $4.1 million for the same period in 2001. The increase in these expenses was due to: a modest increase in the employee count; increased incentive accruals based upon the Corporation's financial performance; as well as an increase in health insurance premiums paid on behalf of employees.

    The remaining other operating expense categories, excluding prepayment fees, totaled $1.6 million for the quarter ended June 30, 2002 and $3.3 million for the six month period as of the same date. For the same periods in 2001, other operating expenses were $1.7 million and $3.3 million respectively. The Corporation's decision to change its fiscal year end to December 31st from June 30th caused it to incur incremental expenses, e.g. an additional year end audit.

    Prepayment fees on Federal Home Loan Bank advances were $220,000 for the three months ended June 30, 2002 and $325,000 for the six month period. For the three month and six month periods ended June 30, 2001, the Bank incurred $20,000 in prepayment fees. The prepayments of advances were made possible by deposit growth exceeding asset growth. The advances prepaid were high rate and were extinguished to lower the cost of funds and improve the net interest margin.

    Federal income tax expenses increased $253,000 to $906,000, an increase of 38.7% during the three months ended June 30, 2002 compared to the same quarter last year. For the quarter ended June 30, 2002, the Corporation's effective tax rate was 33% compared to 34% for the same period in 2001. For the six months ended June 30, 2002 income tax expense was $1.8 million, with an effective tax rate of 32% compared to $1.3 million, with an effective rate of 34% in 2001.

Segment Results

    The following is a summary of selected operating segment information for the three and six month periods ended June 30, 2002 and 2001. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.

For the three months ended June 30, 2002

                                                                           Income                 Administration/
                               Business    Residential    Construction    Property    Consumer        Treasury         Total
                               ---------------------------------------------------------------------------------------------
Condensed Income Statement
  Net interest income after
  provision for loan losses     $1,349          594            918          1,244        440            1,614          6,159
Other Income                        11          141             --              3        326              412            893
Direct Expense                     279          182             75             25        283            3,290          4,134
Allocated Overhead                 286          304            174            373        127           (1,264)            --
                               ---------------------------------------------------------------------------------------------
Income before Income Tax           795          249            669            849        356               --          2,918
Federal Income Taxes               248           77            207            263        111               --            906
                               ---------------------------------------------------------------------------------------------
Net Income                      $  547          172            462            586        245               --          2,012
                               ---------------------------------------------------------------------------------------------



For the three months ended June  30, 2001
                                                                           Income                 Administration/
                               Business    Residential    Construction    Property    Consumer        Treasury         Total
                               ---------------------------------------------------------------------------------------------
Condensed Income Statement
  Net interest income after
  provision for loan losses     $1,217          498          1,075            486        157            1,457          4,890
Other Income                        17          166             --              3        147              380            713
Direct Expense                     249          267             84             44        309            2,729          3,682
Allocated Overhead                 182          268            112            238         92             (892)            --
                               ---------------------------------------------------------------------------------------------
Income before Income Tax           803          129            879            207        (97)              --          1,921
Federal Income Taxes               274           44            300             71        (36)              --            653
                               ---------------------------------------------------------------------------------------------
Net Income                      $  529           85            579            136        (61)              --          1,268

For the six months ended June 30, 2002

<CATPION>
                                                                           Income                 Administration/
                               Business    Residential    Construction    Property    Consumer        Treasury         Total
                               ---------------------------------------------------------------------------------------------
Condensed Income Statement
  Net interest income after
  provision for loan losses     $2,501        1,154          1,837          2,510        894            3,018         11,914
Other Income                        27          291             --              5        640              902          1,865
Direct Expense                     566          330            168             56        571            6,418          8,109
Allocated Overhead                 563          608            340            741        246           (2,498)            --
                               ---------------------------------------------------------------------------------------------
Income before Income Tax         1,399          507          1,329          1,718        717               --          5,670
Federal Income Taxes               447          162            434            548        229               --          1,810
                               ---------------------------------------------------------------------------------------------
Net Income                      $  952          345            905          1,170        488               --          3,860



For the six months ended June 30, 2001
                                                                           Income                 Administration/
                               Business    Residential    Construction    Property    Consumer        Treasury         Total
                               ---------------------------------------------------------------------------------------------
Condensed Income Statement
  Net interest income after
  provision for loan losses     $2,090        1,512          1,925          1,684        659            1,771          9,641
Other Income                        52          308             --              3        662              480          1,505
Direct Expense                     508          450            124             75        598            5,648          7,403
Allocated Overhead                 627        1,038            363            996        373           (3,397)            --
                               ---------------------------------------------------------------------------------------------
Income before Income Tax         1,007          332          1,438            616        350               --          3,743
Federal Income Taxes               343          113            490            210        120               --          1,276
                               ---------------------------------------------------------------------------------------------
Net Income                      $  664          219            948            406        230               --          2,467


Income Property includes Commercial Real Estate and Multi-family lending.

Liquidity and Sources of Funds

    The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; and deposit withdrawals. As of June 30, 2002, Cascade had $31.3 million of construction loans in process and a total of $70.6 million in unused lines of credit. While virtually all the loans in process will be funded as the construction projects move toward completion, only a modest portion of the lines of credit will require funding.

    Funding needs are met through the sale of loans, existing liquidity balances, repayment of existing loans, deposit growth, FHLB-Seattle advances, and other borrowings. Cascade maintains liquidity balances in FHLB deposits, which equaled $26.0 million as of June 30, 2002 and $3.1 million at December

31, 2001. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding were $82.0 million at the end of the quarter.

    Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $269 million at current asset levels. At June 30, 2002, the Bank had $197.5 million in advances and an unused line of credit from the FHLB-Seattle of approximately $71.5 million. During the six month period the Bank prepaid $28 million in advances. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At June 30, 2002 the Bank had $38.1 million in reverse repurchase agreements outstanding. The Bank also has a $5 million Fed funds line with its correspondent bank, which was not used during the quarter.

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

    In July of 2000, the Corporation authorized a stock repurchase program, which permits the Corporation to repurchase up to 5% of its outstanding shares. Also, the Corporation permits employees and directors to tender shares of the Corporation stock which they have held for a minimum of six months to exercise options. As of June 30, 2002, the Corporation has repurchased approximately 163,000 shares of stock at a cost of $1.2 million. These shares, which represent 2.5% of shares outstanding, are accounted for as Treasury Stock.

Capital Requirements

    Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions at June 30, 2002. The Bank's regulatory capital requirements and related excess capital amounts as of June 30, 2002 are presented in the following table:

Core capital                       Amount     Percentage
------------                       ------     ----------
Tier 1 (Core) capital             $59,816        7.86%
Less:  Minimum requirement         30,428        4.00
                                   ------       ------
Excess                            $29,388        3.86%
                                   ======       ======

Risk-based capital                 Amount     Percentage
------------------                 ------     ----------
Risk-based capital                $66,466       12.30%
Less: Minimum requirement(1)       43,235        8.00
                                   ------       ------
Excess                            $23,231        4.30%
                                   ======       ======

(1)  Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized, "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of June 30, 2002.

    The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.12% and a Risk Based ratio of 12.64%.



     Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                        ASSET/LIABILITY MANAGEMENT

    The Bank, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities re-price on different terms than its interest-earning assets.

    The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. It has migrated its loan mix toward prime based business and construction loans. The Bank sells virtually all new 15 and 30 year fixed rate residential loans. The Bank's fixed rate loans secured by real estate consist primarily of mortgages with initial fixed rate periods of three or five years that after the initial period convert to one year adjustable rates loans.

    The growth in the Bank's investment portfolio has been generally limited to collateralized mortgage obligations (CMOs) with expected average lives under five years and callable Agency securities. The callable Agency securities have intermediate maturities with durations less than five years but final maturities of up to 15 years in some cases. Given the steep nature of the fixed income yield curve, these securities offer very attractive yields compared to securities with shorter final maturities. However, in an increasing interest rate environment, these securities could produce mark to market losses that would be reflected in the Corporation's comprehensive income. If however, interest rates decline, these securities could be called by the issuer. During the quarter ended June 30, 2002, $10 million of these securities were called.

    The Bank extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by obtaining longer term FHLB-Seattle advances. As of June 30, 2002, 96% of the $197.5 million of advances have maturities greater than one year.

    Cascade uses a simulation model to measure its interest rate risk and the effects on net interest income resulting from changes in market interest rates. Cascade uses mark to market reports to measure the impact of changes in rates on the fair value of its balance sheet in rate shock scenarios. Cascade's Board of Directors has established policies that limit the reduction in the Bank's net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios.

    Using standard rate shock methodology, the Bank's net interest income decreases 4.7% in the up 200 basis points scenario and increases 0.7% in the down 200 basis point scenario, both within the Board established limit of a 10% decline. The Bank's fair value of equity decreases 26.8% in the up 200 basis points shock and increases 30.1% in the down 200 basis point scenario. The established limit is a 30% decline. The minimum adjusted capital to asset limit is 5% in either scenario. In the up 200 basis point scenario, the capital/asset ratio is 5.52%. In the down 200 basis point shock, the capital ratio is 8.96%.

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

    Not applicable

Item 3.  Defaults upon Senior Securities.
-----------------------------------------

    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

    The Annual Shareholders meeting of Cascade Financial Corporation was held on May 8, 2002. At that meeting, David W. Duce, Frank M. McCord, Carol K. Nelson, and David O'Connor were re-elected to the Board of Directors for terms that expire in 2005 or until their successors are elected and qualified. Each nominee received in excess of 99.8% of the votes that were cast.

    Directors Janice Halladay, Dwayne Lane, Dennis R. Murphy, Henry Robinett, Craig G. Skotdal, Ronald E. Thompson, and G. Brand Westover continue to serve on the Board.

Item 5.  Other information.
---------------------------

    Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)  Exhibits

 3.1    Certificate of Incorporation of Cascade Financial Corporation (1)
 3.2    Bylaws of Cascade Financial Corporation (1)
10.1    Cascade Financial Corporation 1994 Employee Stock Purchase Plan (1)
10.2    Cascade Financial Corporation 1992 Stock Option and Incentive Plan (2)
10.3    Cascade Financial Corporation Employee Stock Ownership Plan (2)
10.4    Cascade Financial Corporation 1997 Stock Option Plan (3)

Reports on Form 8-K

    No reports on Form 8-K were filed during the three month period ended June 30, 2002.

-------------------

(1) Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200).
(2)  Incorporated by reference to the Corporation's Form 10-KSB for June 30,
1995.
(3) Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File no. 333-24203).

Signatures
----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CASCADE FINANCIAL CORPORATION


August 12, 2002                                 /s/  Lars H. Johnson
                                                ------------------------------
                                                By:  Lars H. Johnson,
                                                     Executive Vice President
                                                     (Chief Financial Officer)




                                  CERTIFICATION


    To my knowledge, this Report on Form 10-Q for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operation of Cascade Financial Corporation.


                                       /s/ Carol K. Nelson
                                       ----------------------------------------
                                       Carol K. Nelson, President and CEO


                                       /s/ Lars H. Johnson
                                       ----------------------------------------
                                       Lars H. Johnson, Chief Financial Officer