Form 10-Q
period 2002-09-30
CASCADE FINANCIAL CORP
filed 2002-11-13
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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


                                  (425) 339-5500
                --------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X    No
                                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding as of October 31, 2002
   -----------------------------        ----------------------------------
   Common Stock ($.01 par value)                      6,468,697

                          CASCADE FINANCIAL CORPORATION
                          -----------------------------
                                    FORM 10-Q
                      for the Quarter Ended September 30, 2002



                                     INDEX
                                     -----

PART I - Financial Information:

  Item 1 - Financial Statements:

    - Condensed Consolidated Balance Sheets                                 3

    - Condensed Consolidated Statements of Operations                       4

    - Consolidated Statements of Comprehensive Income                       5

    - Condensed Consolidated Statements of Cash Flows                       6

    - Notes to Condensed Consolidated Financial Statements                  8

  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   11

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk      21

  Item 4 - Controls and Procedures                                         22


PART II - Other Information                                                23

                               PART I -- FINANCIAL INFORMATION

                        CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (dollars in thousands)

                                                   September 30,   December 31,
ASSETS                                                 2002            2001
                                                   ------------    ------------
                                                   (unaudited)


Cash on hand and in banks                             $  8,500           8,535
Interest-earning deposits in other institutions         23,238           3,087
Securities available for sale                          119,877         150,338
Securities held-to-maturity
  (market value of $47,943 and $5,883)                  47,874           5,989
Loans                                                  563,291         582,530
Allowance for loan losses                               (6,859)         (6,304)
Loans, net                                             556,432         576,226

Premises and equipment, at cost, net                     8,748           8,620
Accrued interest receivable and other assets             8,111           9,218
                                                       -------         -------
     TOTAL ASSETS                                     $772,780         762,013
                                                       =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                              $477,260         419,980
Federal Home Loan Bank advances                        192,500         226,500
Securities sold under agreements to repurchase          30,175          49,792
Advance payments by borrowers for taxes and insurance    2,176           1,574
Accrued expenses and other liabilities                   4,461           5,213
Deferred federal income taxes                            1,936           1,277
                                                       -------         -------
     TOTAL LIABILITIES                                 708,508         704,336
                                                       =======         =======

Trust preferred securities                              10,000          10,000
Stockholders' Equity:
Preferred stock, $.01 par value, 500,000 shares
   authorized; no shares issued or outstanding               -               -
Common stock, $.01 par value, 8,000,000 shares
    authorized; 6,644,870 and 6,330,007 shares
    issued and outstanding                                  66              63
Additional paid-in capital                              11,332          10,421
Treasury Stock, 173,427 and 132,092 shares at cost      (1,347)           (972)
Retained earnings, substantially restricted             43,607          38,012
Cumulative other comprehensive income, net                 614             153
                                                       -------         -------
     TOTAL STOCKHOLDERS' EQUITY                         54,272          47,677
                                                       -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $772,780         762,013
                                                       =======         =======


See notes to condensed consolidated financial statements

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share amounts)
                                   (unaudited)

                                   Three months ended        Nine months ended
                                      September 30,            September 30,
                                     2002      2001            2002     2001
                                 ----------------------    --------------------
Interest income:
   Loans                         $   10,352      11,838      31,711      36,029
   Securities held-to-maturity           74          96         230         297
   Securities available for sale      2,002       1,680       6,613       5,190
   FHLB stock dividends                 204         223         598         637
   Interest-earning deposits            116         100         267         194
                                  ---------   ---------   ---------   ---------
      Total interest income          12,748      13,937      39,419      42,347

Interest expense:
   Deposits                           3,148       4,397       9,490      14,001
   Borrowings                         3,024       3,926       9,739      11,958
   Trust preferred securities           284         291         865         864
                                  ---------   ---------   ---------   ---------
      Total interest expense          6,456       8,614      20,094      26,823

Net interest income                   6,292       5,323      19,325      15,524
   Provision for loan losses            375         270       1,495         830
                                  ---------   ---------   ---------   ---------
Net interest income after provision
 for loan losses                      5,917       5,053      17,830      14,694

Other income:
   Gain on sale of loans                159         131         388         359
   Service charges                      415         457       1,219       1,442
   Gain on sale of securities
     available-for-sale                 532          92         919         228
   Net (loss) gain on sale of real
     estate owned                        (2)        202         351         265
   Other                                 42          14         134         108
                                  ---------   ---------   ---------   ---------
      Total other income              1,146         896       3,011       2,402

Other expenses:
   Salaries and employee benefits     2,143       2,037       6,612       6,116
   Occupancy                            544         598       1,694       1,863
   Marketing                            129          76         299         258
   Data processing                       63          46         190         150
   Debt prepayment fees                 244          --         569          20
   Other                                975         951       2,843       2,705
                                  ---------   ---------   ---------   ---------
      Total other expenses            4,098       3,708      12,207      11,112

      Income before income taxes      2,965       2,241       8,634       5,984
   Federal income taxes                 907         745       2,717       2,021
                                  ---------   ---------   ---------   ---------
      Net income                  $   2,058       1,496       5,917       3,963
                                   ========   =========   =========   =========
Earnings per share, basic         $    0.32        0.24        0.93        0.65
Earnings per share, diluted            0.31        0.23        0.90        0.62
Weighted average number of
  shares outstanding:
    Basic                         6,444,037   6,157,684   6,375,358   6,109,055
    Diluted                       6,642,442   6,446,126   6,588,826   6,441,290


See notes to condensed consolidated financial statements

                      CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (dollars in thousands)
                                        (unaudited)


                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         2002       2001       2002       2001
                                       ------------------     -----------------
Net Income                               $2,058    1,496       5,917     3,963
Increase in unrealized gain on
   securities available for sale,
     net of tax expense of $45 and
     $207 for the three months ended
     September 30, 2002 and 2001
     respectively and $550 and $660
     for the nine months ended
     September 30, 2002 and 2001
     respectively.                           87      401       1,067     1,280

Less reclassification adjustment for
    gain on sale of securities
    available-for-sale of $532 and $92
    net of tax of $181 and $31 for the
    three months ended September 30,
    2002 and 2001, and gain on sale of
   securities available-for-sale of
   $919 and $228 net of tax of  $313
   and $78 for the nine months ended
   September 30, 2002 and 2001
   respectively.                           (351)     (61)       (606)     (150)
                                          -----    -----       -----     -----
Comprehensive Income                     $1,794    1,836       6,378     5,093
                                          -----    -----       -----     -----


See notes to condensed consolidated financial statements

                     CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands, unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                          2002            2001
                                                         ----------------------
Cash flows from operating activities:
  Net income                                            $   5,917        3,963
                                                         --------     --------
  Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
    Depreciation and amortization of premises
      and equipment                                           909          927
    Amortization of retained servicing rights                 145          232
    Provision for losses on loans                           1,495          830
    Additions to mortgage servicing rights                     --           (3)
    Deferred loan fees, net of amortization                  (186)        (295)
    Net gain on sales of securities available-for-sale       (919)        (228)
    Net loss on sales of real estate owned                     33           --
    Net gain on sale of investment property                  (384)          --
    Federal Home Loan Bank stock dividend received           (597)        (637)
    Deferred Federal income taxes                             325          420
    Net change in accrued interest receivable and
      other assets over accrued expenses and other
      liabilities                                             579        1,539
                                                         --------     --------
          Net cash provided by operating activities         7,317        6,748


Cash flows from investing activities:
  Loans originated, net of principal repayments            17,286      (24,960)
  Principal repayments on securities held-to maturity      11,140          658
  Purchase of securities held-to-maturity                 (53,025)          --
Principal repayments on securities available-for-sale    20,143       29,035
  Purchases of securities available-for-sale             (127,711)    (124,283)
  Proceeds from sales of securities available-for-sale    140,243      104,233
  Proceeds from sale of investment property                   956           --
  Purchases of premises and equipment                      (1,039)        (823)
  Proceeds from sales of premises and equipment                 2           --
                                                         --------     --------
     Net cash provided by (used in) investing activities    7,995      (16,140)

Subtotal, carried forward                                  15,312       (9,392)
                                                         --------     --------


See notes to condensed consolidated financial statements

                      CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands, unaudited)

                                                               Nine Months
                                                            Ended September 30,
                                                           2002            2001

Subtotal, brought forward                                  15,312       (9,392)
                                                         --------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      539          212
  Repurchase of common stock                                    -         (158)
  Net increase in deposits                                 57,280       13,239
  Net (decrease) increase in Federal Home Loan
    Bank advances                                         (34,000)       3,870
  Net decrease in securities sold under
    agreements to repurchase                              (19,617)      (2,325)
  Net increase in advance payments by borrowers
    for taxes and insurance                                   602          798
                                                         --------     --------
     Net cash provided by financing activities              4,804       15,636
                                                         --------     --------
  Net increase in cash and cash equivalents                20,116        6,244
Cash and cash equivalents at beginning of period           11,622       20,260
                                                         --------     --------
Cash and cash equivalents at end of period              $  31,738       26,504
                                                         ========     ========
Supplemental disclosures of cash flow information-
    cash paid during the period for:
  Interest                                              $  17,892       25,921
  Federal income taxes                                      2,605        1,450
                                                         --------     --------
Supplemental schedule of noncash investing activities:
  Net mortgage loans transferred to real estate owned       1,199        1,003


See notes to condensed consolidated financial statements.

                     CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   September 30, 2002
                                       (unaudited)

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

3.   Stockholders' Equity

	a)	Earnings Per Share

     The following table presents the computation of basic and diluted net income per share for the three and nine-month periods ended September 30:

                                  Three           Three       Nine       Nine
                                  Months          Months      Months     Months
                                  Ended           Ended       Ended      Ended
                                  2002            2001        2002       2001
                                  ---------------------------------------------
                                           Dollars in thousands, except
                                           share and per share amounts
Numerator:
Net income                       $    2,058       1,496       5,917       3,963
                                  =========   =========   =========   =========

Denominator:
Denominator for basic net
  Income per share-Weighted
  average shares                  6,444,037   6,157,684   6,375,358   6,109,055
Effect of dilutive securities:
  Stock options                     198,405     288,442     213,468     332,235
                                  ---------   ---------   ---------   ---------
Denominator for diluted net
  income per share-Weighted
  average shares and assumed
  conversion of dilutive stock
  options                         6,642,442   6,446,126   6,588,826   6,441,290
                                  =========   =========   =========   =========
Basic net income per share       $     0.32        0.24        0.93        0.65
                                  =========   =========   =========   =========
Diluted net income per share     $     0.31        0.23        0.90        0.62
                                  =========   =========   =========   =========

As of September 30, 2002, and 2001 there were anti-dilutive options to purchase shares of 85,058 and 151,317 respectively, excluded from the above disclosure.

b) Cash Dividend Declared

On September 25th, the company announced its first cash dividend payment of $0.05 per share, which was paid on October 30, 2002 to shareholders of record on October 9, 2002.

4.   Recently Issued Accounting Standards

     SFAS No. 141, "Business Combinations", was issued in June 2001. SFAS No. 141 requires that all business combinations after December 31, 2001 be accounted for using the purchase method. It also defines certain criteria for intangible assets that are acquired in a business combination, in order to be recognized and reported separately from goodwill. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations" and Financial Accounting Standards Board Statement No. 38 (SFAS 38), "Accounting for Preacquisition Contingencies of Purchased Enterprises".

     SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in June. SFAS No. 142 establishes accounting and reporting standards for intangible assets. It requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually rather than amortized. SFAS No. 142 supersedes Accounting Principles Bulleting No. 17 (APB 17), "Intangible Assets".

     The Corporation adopted SFAS 141 and SFAS 142 and the application of these statements did not have a material effect on the consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long -lived assets that result from the acquisition, construction, development and
(or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Corporation is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. Management has not yet determined the impact of adopting this Statement.

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

     In April 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Management has not yet determined the impact of adopting this Statement.

     In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. Management has not yet determined the impact of adopting this Statement.

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

This section contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of the current national and regional economic recession on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank's ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the company's market area; fluctuation in demand for the Bank's products and services; the Corporation's ability to attract and retain qualified people, and other factors. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed since the balance sheet, please see its Annual Report on Form 10-K for the year ended December 31, 2001.

     Cascade Financial Corporation is a bank holding company incorporated in Delaware. The Corporation's sole operating subsidiary is Cascade Bank, a Washington state chartered commercial bank. The Corporation and the Bank are headquartered in Everett, Washington. The Bank offers loan, deposit and other financial services through its fourteen branches located in Snohomish and King Counties (Washington.)

Selected Financial Data

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated (dollars in thousands):

                                            At or for the       At or for the
                                         three months ended   nine months ended
                                             September 30,      September 30,
                                            2002      2001      2002      2001
                                         ------------------   -----------------

Return on average assets                     1.08%     0.82      1.04%     0.73
Return on average stockholders' equity 15.19 13.25 15.51 12.16 Average stockholders' equity to average
  assets                                     7.09      6.17       6.70     6.04
Other expenses to average assets             2.16      1.85       2.14     2.05
Efficiency ratio                            55.10     59.44      54.65    61.99
Average interest-bearing assets to
  average interest-bearing liabilities     111.59    106.61     110.48   108.72

                           CHANGES IN FINANCIAL CONDITION

     Total assets increased 1.4% or $10.8 million to $772.8 million at September 30, 2002, compared to $762.0 million at December 31, 2001. Net loans decreased 3.4% or $19.8 million to $556.4 million at September 30, 2002, from $576.2 million at December 31, 2001.

     Investment securities increased $11.5 million to $167.8 million at September 30, 2002, compared to $156.3 million at December 31, 2001. Interest-earning deposits held at other institutions increased $20.1 million from $3.1 million at December 31, 2001 to $23.2 million at September 30, 2002. The growth in investments and interest-earning deposits offset the decline in loan balances. Investments are concentrated in callable securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) and collateralized mortgage obligations (CMOs) backed by pools of single family residential mortgages. All additions to the investment portfolio during the quarter were rated AAA in terms of credit quality by Moody's and/or Standard & Poors.

     As the Bank increased its focus on deposit generation, total deposits increased by $57.3 million from $420.0 million at December 31, 2001 to $477.3 million at September 30, 2002. Since deposit growth exceeded asset growth, other borrowings outstanding declined. Federal Home Loan Bank-Seattle (FHLB) advances decreased by $34.0 million from $226.5 million at December 31, 2001 to $192.5 million at September 30, 2002. Securities sold under agreements to repurchase decreased $19.6 million from $49.8 million at December 31, 2001 to $30.2 million at September 30, 2002.

     Stockholders' equity increased by $6.6 million from $47.7 million at December 31, 2001 to $54.3 million at September 30, 2002. The increase is primarily attributable to the retention of all the net income for the period, which was $5.9 million. The exercise of stock options generated $1 million in new capital. That amount was partially offset by the tender of $374,000 worth of outstanding stock to exercise those options. The Corporation's first cash dividend reduced stockholders' equity by $324,000. An increase in accumulated comprehensive income (i.e. mark to market changes on available for sale investment securities) added $461,000 to the capital account.

Loan Portfolio

     Virtually all the Bank's loans are to businesses and individuals in the Puget Sound area. Business loans are made to small businesses within the market area. Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The vast majority of these projects focus on entry level homes and/or the first trade-up home. Commercial real estate loans fund small non-owner occupied buildings. Home equity loans are generally second mortgages on the borrower's primary residence. These loans comprise 75% of the Home equity and consumer portfolio. The balance of this category are non-residential, e.g. automobiles, credit cards, or boats.

     Residential loans, held in the Bank's portfolio, are primarily adjustable rate loans secured by single family residences. Multi-family loans are usually adjustable rate loans secured by mortgages on projects with five or more units.

     As displayed in the following table, total loans decreased by $19 million as of September 30, 2002, compared to December 31, 2001. In keeping with the Bank's evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business and real estate construction loans grew. On the other hand, residential, multi-family and consumer lending balances declined. Cascade sells almost all its 15 year and 30 year fixed rate, residential originations. The second mortgage refinancing wave in less than twelve months has led to a $22 million (14%) reduction in our residential loan balances and a $11 million decrease in multi-family balances.

     The following summary reflects the Bank's loan portfolio as of the dates indicated:

Types of Loans                     September     % of      December    % of
                                   30, 2002    Portfolio   31, 2001   Portfolio
                                   ---------   ---------   --------   ---------
                                                ($ in thousands)

Business                           $131,922      23.3%      $125,342    21.4%
Real estate construction (net)       82,283      14.5%        75,932    13.0%
Commercial real estate               64,905      11.5%        62,938    10.7%
Home equity and consumer             56,336      10.0%        58,381    10.0%
Residential                         130,942      23.2%       152,706    26.1%
Multifamily                          99,219      17.5%       109,733    18.8%
                                    -------      -----       -------    -----
Total loans                         565,607       100%       585,032     100%
Deferred loan fees                   (2,316)                  (2,502)
                                    -------                  -------
Loans                              $563,291                 $582,530

(Loans held for sale are included in residential loans and at less than 1% of total loans are not considered material.)

Asset Quality


     Non-performing assets (non-performing loans and real estate owned) totaled $2.5 million and $2.4 million at September 30, 2002 and December 31, 2001, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, decreased to $1.9 million at September 30, 2002, compared to $2.0 million at December 31, 2001. Of the $1.9 million, $1.3 million were Business loans, $477,000 were Residential, and $106,000 were Home equity and consumer loans. Real estate owned was $621,000 as of September 30, 2002 and $430,000 at December 31, 2001.

     At September 30, 2002 the Bank's loan loss allowance totaled $6.9 million compared to $6.3 million at December 31, 2001. The allowance for loan losses was 1.21% of total loans outstanding at September 30, 2002 compared to 1.09% at December 31, 2001. The allowance for loan losses was 358% of non-performing loans at September 30, 2002. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the increase in loan charge-offs, the continued emphasis on business and construction lending, and a slowdown in the economy of our market area. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

     During the quarter ended September 30, 2002, loan charge-offs equaled $214,000 while recoveries were $47,000. The net charge-offs of $167,000 represented .03% of total loans. Of this total, $136,000 represented the charge -offs of three business loans during the quarter. For the nine months ended September 30, 2002, loan charge-offs equaled $1.0 million while recoveries were $74,000. The net charge-offs of $940,000 represented .17% of total loans. Of this total, $704,000 represented the charge-offs of business loans during the nine months.

     The following table provides summary information concerning asset quality as of and for the nine months and year ended September 30, 2002 and December 31, 2001 respectively:

                                                September 30,      December 31,
                                                    2002              2001
                                                ------------       ------------
Non-performing loans to total assets                 .25 %            .26 %
Non-performing loans to loans, total outstanding     .34              .34
Non-performing assets to total assets                .33              .32
Allowance for loan losses to non-performing loans    358              315
Allowance for loan losses to total loans            1.21             1.09
Net charge-offs to total                             .17              .07


                                  RESULTS OF OPERATIONS

                        Comparison of the Three and Nine Months
                           Ended September 30, 2002 and 2001

General

     Net income increased 40.0% to $2.1 million for the three months ended September 30, 2002 compared to $1.5 million during the comparable period in 2001. Diluted net income per share was $0.31 for the quarter ended September 30, 2002 and $0.23 per share for the quarter ended September 30, 2001. This increase is primarily attributable to the increase in net interest income of $1.0 million from $5.3 million during the quarter ended September 30, 2001 to $6.3 million during the quarter ended September 30, 2002. Other income increased by $250,000 to $1.1 million for the quarter ended September 30, 2002. Other expense, net of debt prepayment fees, increased $146,000. During the quarter, the Bank paid $244,000 in prepayment fees on Federal Home Loan Bank
(FHLB) advances. No such fees were paid in the same quarter the prior year. Federal income tax expense increased $162,000 compared to the three months ended September 30, 2001.

     Net income for the nine months ended September 30, 2002, was $5.9 million compared with $4.0 million during the comparable period in 2001. Net income per diluted share was $0.90 for the nine months ended September 30, 2002, compared with $0.62 in 2001. The $3.8 million increase in net interest income and the $609,000 increase in other income more than offset the $1.1 million increase in other expenses (which included an increase of $549,000 in FHLB prepayment fees), the increased provision for loan losses of $665,000, and the increased income tax expense of $696,000.

Net Interest Income

     Net interest income increased 18.9% or $1.0 million to $6.3 million for the three months ended September 30, 2002 compared to $5.3 million for the three months ended September 30, 2001. The increase in net interest margin accounted for $762,000 of the change in net interest income. Net interest income for the nine months ended September 30, 2002 and 2001 was $19.3 million and $15.5 million respectively. Of the $3.8 million increase in net interest income, $2.9 million resulted from the increase in net interest margin and $925,000 is the result of an increase in average earning assets.

     Average interest earning assets increased $27.8 million or 3.9% to $744.4 million for the three months ended September 30, 2002 and $41.9 million or 6.0% for the nine months ended September 30, 2002 compared to the same periods in 2001. Average total loans (including loans held for sale) decreased $16.5 million or 2.9% to $558.6 million and average investment securities increased $28.7 million or 21.6% to $161.5 million for the three months ended September 30, 2002 compared to the same quarter of the prior year.

                                        At or for the           At or for the
                                      three months ended      nine months ended
                                         September 30,          September 30,
                                         2002     2001         2002     2001
                                       -----------------     ------------------
                                                   (dollars in thousands)

Average interest earning assets       $744,384   $716,619   $745,930   $703,982
Average interest bearing liabilities   667,058    674,240    675,201    647,504
Yield on interest earning assets         6.81%      7.74%      7.06%      8.03%
Cost of interest bearing liabilities     3.84%      5.07%      3.98%      5.53%
  Net interest spread                    2.97%      2.67%      3.08%      2.50%
  Net interest margin                    3.37%      2.97%      3.46%      2.94%


     The net interest margin increased 40 basis points to 3.37% for the three months ended September 30, 2002 compared to the same quarter the prior year. The improvement in the net interest margin is the result of a decrease in liability costs that exceeded the decrease in asset yields. The yield on interest earning assets decreased 93 basis points to 6.81% for the three months ended September 30, 2002, compared to 7.74% for the three months ended September 30, 2001. The cost of funds decreased to 3.84% for the three months ended September 30, 2002 compared to 5.07% for the same period in 2001, a drop of 123 basis points. For the nine months ended September 30, 2002, the net interest margin expanded 52 basis points from 2.94% to 3.46%. As was the case with the quarterly results, the yield on earnings assets fell less than the cost of interest bearing liabilities, 97 basis points versus 155 basis points respectively.

     The yield on assets fell as the steep descent in rates led to the refinancing or rate modification on many loans. Also, mortgage backed securities repaid and investment securities, with call features, were called. Finally, asset yields were lowered by the increased percentage of earning assets represented by cash equivalents and investment securities.

     On the other hand, the cost of liabilities declined as the rates paid on deposits dropped with the general level of interest rates. However, deposits continued to reprice to slightly lower rates throughout the quarter. Also, during the period, the Bank prepaid $7 million in long term, high rate FHLB advances that resulted in prepayment fees, but lowered the cost of funds.

Provision for loan losses

     Cascade's provision for loan losses was $375,000 for the three months and $1.5 million for the nine months ended September 30, 2002. The provision was $270,000 and $830,000 for the same periods in 2001. The increase in the provision reflects an increase in net charge-offs, a heavier weighting of business and construction loans in the loan mix, and concerns regarding the impact of the economic slowdown in the Bank's market area and hence the prospects for the Bank's borrowers.

     After a decade of steady growth, the immediate prospects for the economy in the Corporation's market area (Snohomish County and East King County of Washington state) remain less than robust. The area's largest employer, Boeing, continues to layoff employees due to the slowing demand for commercial aircraft. The slowdown in many areas of technology has had a negative impact on the demand for commercial real estate in our market area. The vacancy rates for Class A, high rise office space has increased from almost zero two years ago in Seattle and Bellevue to 18-20% today. While the impact on the Bank's asset quality has been muted to date, a continued economic slump will have adverse ramifications for most borrowers and hence lenders in our market.

     This economic slowdown comes at a time when management intends to emphasize the growth of the business and construction portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

     Other income increased $250,000 or 27.9% to $1.1 million for the three months ended September 30, 2002 as compared to $896,000 for the three months ended September 30, 2001. Other income was $3.0 million and $2.4 million for the nine month periods ended September 30, 2002 and September 30, 2001 respectively. For the three months ended September 30, 2002, gain on the sale of investment securities increased by $440,000 to $532,000 as the Bank realigned its investment portfolio. Service fee income dropped to $415,000 compared to $457,000 for the same period in the prior year due to lower service fees in the Bank's investment advisory subsidiary, Cascade Investment Services, and a break even on loans served for others as the amortization of the Bank's mortgage servicing rights offset the fees generated by that service.

     The increase in other income for the nine month period included a gain of $383,000 on the sale of a property that the Bank held for investment, which occurred in the quarter ended March 31, 2002, offset by a modest loss on the sale of another property resulting in a net gain on the sale of real estate for the nine months ended September 30, 2002 of $351,000 compared to $265,000 for the same period in 2001. Gain on sale of securities was $919,000 for the nine month period compared $228,000 for the same period a year earlier.

Other Expense

     Other expense was $4.1 million for the three months and $12.2 million for the nine months ended September 30, 2002 compared with $3.7 million for the three months and $11.1 million for the nine months ended September 30, 2001. The increase in other expense was driven by increases in salary and benefit expense and prepayment fees on Federal Home Loan Bank advances.

     Salary and employee benefit expenses increased $106,000 to $2.1 million during the three months ended September 30, 2002 compared to the same quarter last year. Salary and benefit expenses were $6.6 million for the nine month period ended September 30, 2002 and $6.1 million for the same period in 2001. The increase in these expenses was primarily due to: a modest increase in the number of employees; an increase in incentive accruals based upon the Corporation's financial performance; as well as an increase in health insurance premiums paid on behalf of employees.

     The remaining other operating expense categories, excluding prepayment fees, totaled $1.7 million for the three months ended September 30, 2002 and $5.0 million for the nine month period as of the same date. For the same periods in 2001, other operating expenses were also $1.7 million and $5.0 million respectively. The Corporation's decision to change its fiscal year end to December 31st from June 30th caused it to incur incremental expenses, e.g. an additional year end audit.

     Prepayment fees on Federal Home Loan Bank advances were $244,000 for the three months ended September 30, 2002 and $569,000 for the nine month period. For the nine month period ended September 30, 2001, the Bank incurred $20,000 in prepayment fees. The prepayments of advances were made possible by deposit growth exceeding asset growth. The advances prepaid were high rate and were extinguished to lower the cost of funds and improve the net interest margin.

     Federal income tax expenses increased $162,000 to $907,000, an increase of 21.7% during the three months ended September 30, 2002 compared to the same period last year. For the three months ended September 30, 2002, the Corporation's effective tax rate was 31% compared to 33% for the same period in 2001. For the nine months ended September 30, 2002 income tax expense was $2.7 million, with an effective tax rate of 31% compared to $2.0 million, with an effective rate of 34% in 2001. Tax benefits related to exercises of non-qualifying options and interest on tax exempt loans accounted for the differences in the effective tax rates between the two years.

     Since the Corporation has no goodwill on its balance sheet, the implementation of the new accounting standard for goodwill had no impact on its operating results.

Segment Results

     The following is a summary of selected operating segment information for the three and nine month periods ended September 30, 2002 and 2001. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.


For the three months ended September 30, 2002
---------------------------------------------

                                                                                Income                   Administration/
                                 Business     Residential     Construction     Property     Consumer        Treasury        Total

                                                                            (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $1,446          385            1,010          1,545         568              963          5,917
Other Income                          25          190                -              1         337              593          1,146
Direct Expense                       257          144               69             23         318            3,287          4,098
Allocated Overhead                   416          398              248            496         173           (1,731)             -
                                   -----        -----            -----          -----       -----            -----         ------
Income before Income Tax             798           33              693          1,027         414                -          2,965
Federal Income Taxes                 245            8              212            315         127                -            907
                                   -----        -----            -----          -----       -----            -----         ------
Net Income                           553           25              481            712         287                -          2,058
                                   -----        -----            -----          -----       -----            -----         ------


For the three months ended September 30, 2001

---------------------------------------------

                                                                                Income                   Administration/
                                 Business     Residential     Construction     Property     Consumer        Treasury        Total

                                                                            (In thousands)

Condensed Income Statement
  Net Interest after
  provision for loan losses       $1,004          682            1,049            757         341            1,220          5,053
Other Income                          11          153                -              -         328              404            896
Direct Expense                       220          123               90             30         285            2,960          3,708
Allocated Overhead                   270          380              162            385         139           (1,336)             -
                                   -----        -----            -----          -----       -----            -----         ------
Income before Income Tax             525          332              797            342         245                -          2,241
Federal Income Taxes                 175          110              265            114          81                -            745
                                   -----        -----            -----          -----       -----            -----         ------
Net Income                           350          222              532            228         164                -          1,496
                                   -----        -----            -----          -----       -----            -----         ------



For the nine months ended September 30, 2002
--------------------------------------------

                                                                                Income                   Administration/
                                 Business     Residential     Construction     Property     Consumer        Treasury        Total

                                                                            (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $3,945        1,538            2,847          4,056       1,463            3,981         17,830
Other Income                          52          481                -              6         976            1,496          3,011
Direct Expense                       822          474              237             79         889            9,706         12,207
Allocated Overhead                   979        1,006              588          1,237         419           (4,229)             -
                                   -----        -----            -----          -----       -----            -----         ------
Income before Income Tax           2,196          539            2,022          2,746       1,131                -          8,634
 Federal Income Taxes                691          170              636            864         356                -          2,717
                                   -----        -----            -----          -----       -----            -----         ------
Net Income                         1,505          369            1,386          1,882         775                -          5,917
                                   -----        -----            -----          -----       -----            -----         ------


For the nine months ended September 30, 2001
--------------------------------------------

                                                                                Income                   Administration/
                                 Business     Residential     Construction     Property     Consumer        Treasury        Total

                                                                            (In thousands)

Condensed Income Statement
  Net Interest after
  provision for loan losses       $3,094        2,194            2,974          2,441       1,000            2,991         14,694
Other Income                          64          461                -              3         990              884          2,402
Direct Expense                       729          573              214            105         883            8,608         11,112
Allocated Overhead                   897        1,418              525          1,381         512           (4,733)             -
                                   -----        -----            -----          -----       -----            -----         ------
Income before Income Tax           1,532          664            2,235            958         595                -          5,984
 Federal Income Taxes                518          223              755            324         201                -          2,021
                                   -----        -----            -----          -----       -----            -----         ------
Net Income                         1,014          441            1,480            634         394                -          3,963
                                   -----        -----            -----          -----       -----            -----         ------

Income Property includes Commercial Real Estate and Multi-family lending.

Liquidity and Sources of Funds

     The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; and deposit withdrawals. As of September 30, 2002, Cascade had $28.4 million of construction loans in process and a total of $75.4 million in unused lines of credit. While virtually all the loans in process will be funded as the construction projects move toward completion, only a modest portion of the business and consumer lines will require funding. Historically, the Bank's business customers use approximately 24% of their line. About 50% of the home equity lines of credit are not drawn upon at any point in time.

     Funding needs are met through the sale of loans, existing liquidity balances, repayment of existing loans, deposit growth, FHLB-Seattle advances, and other borrowings. Cascade maintains balances in FHLB deposits, which equaled $23.2 million as of September 30, 2002 and $3.1 million at December 31, 2001. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding were $105.4 million at the end of the quarter and $68 million as of December 31, 2001.

     Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $270 million at current asset levels. At September 30, 2002, the Bank had $192.5 million in advances and an unused line of credit from the FHLB-Seattle of approximately $77.5 million. During the nine month period the Bank prepaid $37 million in advances to lower its cost of funds and increase the unused capacity on its credit line. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At September 30, 2002 the Bank had $30.2 million in reverse repurchase agreements outstanding. The Bank also has a $6 million Fed funds line with its correspondent bank, which was not used during the quarter.

Capital Resources

     The Corporation's primary source of capital is the retention of its net income. On September 24, 2002 the Board of Directors voted to declare the Corporation's first cash dividend in history. The $.05 per share dividend was payable on October 30th to shareholders of record on October 9th. The dividend payout represented 16% of quarterly earnings.

     The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade's stock which they have held for a minimum of six months to exercise options.

     Through this tender activity and a stock repurchase program that expired in July 2001, the Corporation has repurchased approximately 173,000 shares of stock at a cost of $1.3 million as of September 30, 2002. These shares, which represent 2.6% of shares outstanding, are accounted for as Treasury Stock. Cascade does not currently have a stock repurchase program.

     On March 1, 2000 Cascade Capital Trust I issued ten million par value Trust Preferred Securities. Cascade Capital Trust I is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation.

Capital Requirements

     Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank's regulatory capital requirements are expressed as a
percentage of assets.   As of September 30, 2002, for the purposes of this
calculation, the Bank's total assets and total risk based assets were $759.1 million and $538.9 million respectively. The related excess capital amounts as of September 30, 2002 are presented in the following table ($ amounts in 000's):

     Core capital                      Amount       Percentage
     ------------                     -------       ----------
     Tier 1 (Core) capital            $62,126          8.18%
     Less:  Minimum requirement        30,365          4.00
                                      -------       ----------
     Excess                           $31,761          4.18%
                                      =======       ==========

     Risk-based capital                Amount       Percentage
     ------------                     -------       ----------
     Risk-based capital               $68,864          12.78%
     Less: Minimum requirement(1)      43,114           8.00
                                      -------       ----------
     Excess                           $25,750          4.78%
                                      =======       ==========

     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically under-capitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of September 30, 2002, which requires a core capital to assets of at least 6% and a risk based capital to assets of at least 10%.

     The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.39% and a Risk Based ratio of 13.04%.


      Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                            ASSET/LIABILITY MANAGEMENT

     The Bank, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities re-price on different terms than its interest-earning assets.

     The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. While the Bank has used interest rate swaps and other off balance sheet instruments in the past, it has not used any such contracts during the time periods covered by this report. Instead, the Bank has migrated its loan mix toward prime based business and construction loans. The Bank sells virtually all new 15 and 30 year fixed rate residential loans, servicing released to its correspondent mortgage banks on a best efforts basis. The Bank's portfolio loans secured by real estate consist primarily of mortgages with initial fixed rate periods of three or five years that after the initial period convert to one year adjustable rates loans.

     The growth in the Bank's investment portfolio has been generally limited to collateralized mortgage obligations (CMOs) with expected average lives under five years and callable Agency securities. The callable Agency securities have intermediate maturities with durations less than five years but final maturities of up to 15 years in some cases. Given the steep nature of the fixed income yield curve, these securities offer very attractive yields compared to securities with shorter final maturities. However, in an increasing interest rate environment, these securities could produce mark to market losses that would be reflected in the Corporation's comprehensive income. If however, interest rates decline, these securities could be called by the issuer. During the quarter ended September 30, 2002, $48.8 million of these securities were called.

     The Bank extends the maturity of its liabilities by offering deposit products to long-term, less rate sensitive customers, and by obtaining longer term FHLB-Seattle advances. As of September 30, 2002, $187.5 million of the $192.5 million of advances have original maturities greater than one year and all but $15 million have remaining maturities greater than one year. Of the total amount, $125 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. However, at current interest rates none of these advances will be converted. Further, even in a +200 basis point rate shock scenario, conversion would be unlikely.

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

     Using standard rate shock methodology, the Bank's net interest income increases 9.3% in the up 200 basis points scenario and decreases 3.1% in the down 200 basis point scenario, both within the Board established limit of a 10% decline. The Bank's fair value of equity increases 8.4% in the up 200 basis points shock and increases 10.8% in the down 200 basis point scenario. The established limit is a 30% decline. The minimum adjusted capital to asset limit is 5% in either scenario. In the up 200 basis point scenario, the capital/asset ratio is 7.95%. In the down 200 basis point shock, the capital ratio is 7.63%.


                      Item 4 - Controls and Procedures

               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the

"Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


                          CHANGES IN INTERNAL CONTROLS

     In the quarter ended September 30, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

    Not applicable

Item 5.  Other information.

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

3.1   Certificate of Incorporation of Cascade Financial Corporation(1)
3.2   Bylaws of Cascade Financial Corporation(1)
10.1  Cascade Financial Corporation 1994 Employee Stock Purchase Plan(1)
10.2  Cascade Financial Corporation 1992 Stock Option and Incentive Plan(2)
10.3  Cascade Financial Corporation Employee Stock Ownership Plan(2)
10.4  Cascade Financial Corporation 1997 Stock Option Plan(3)

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three month period ended September 30, 2002.
----------------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200).
(2) Incorporated by reference to the Corporation's Form 10-KSB for December 31, 1995.
(3) Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File no. 333-24203).

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CASCADE FINANCIAL CORPORATION


     November 14, 2002                           /s/  Lars H. Johnson
                                                 ------------------------------
                                                 By:  Lars H. Johnson,
                                                      Executive Vice President
                                                      (Chief Financial Officer)




                                     CERTIFICATIONS

I, Carol K. Nelson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cascade Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14,2002             /s/ Carol K. Nelson
       ----------------             ----------------------------------
                                    Carol K. Nelson, President and CEO



I, Lars H. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cascade Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14,2002             /s/ Lars H. Johnson
       ----------------             ----------------------------------------
                                    Lars H. Johnson, Chief Financial Officer


                CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned are the Chief Executive Officer and the Chief Financial Officer of Cascade Financial Corporation (the "Registrant"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 This Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2002.

     We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and the results of operations of the Registrant.


Date:  November 14, 2002

                                        /s/ Carol K. Nelson
                                        ----------------------------------
                                        Carol K. Nelson, President and CEO


                                       /s/ Lars H. Johnson
                                       ----------------------------------------
                                       Lars H. Johnson, Chief Financial Officer