Form 10-K
period 2002-12-31
CASCADE FINANCIAL CORP
filed 2003-03-26
CIK 928911

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2002.

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                              Commission file number 0-25286

                               CASCADE FINANCIAL CORPORATION
                    -----------------------------------------------------
                   (Exact name of registrant as specified in its charter)

           Delaware                                          91-1661954
--------------------------------                   ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer I.D. Number)
  incorporation or organization)

  2828 Colby Avenue, Everett, Washington                       98201
  --------------------------------------                    ----------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:          (425) 339-5500
                                                              ---------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ---------------

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              Par value $0.01
                                                              per share
                                                              ---------------

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

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES [X]   NO [  ]

   The aggregate market value of Common Stock held by non-affiliates of registrant at March 21, 2003 was $79.52 million (based on the last reported sale on such date). The number of shares of registrant's Common Stock outstanding at March 21, 2003 was 6,508,893.

                            DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the year ended December 31, 2002, including the Selected Financial Data and the Management Discussion and Analysis attached as Exhibit 13 (the "Annual Report") (Part I, II & IV).
2. Portions of registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

                               Cascade Financial Corporation
                                        FORM 10-K
                                    December 31, 2002

                                    TABLE OF CONTENTS


                                                                           Page
                                         PART I

Item 1.   Description of Business                                             3
          Loan Portfolio                                                      5
          Asset and Liability Management Activities                          13
          Investment Portfolio                                               15
          Deposits                                                           16
          Return on Equity and Assets                                        17
          Borrowings                                                         17
          Regulation                                                         19
          Taxation                                                           24
Item 2.   Properties                                                         25
Item 3.   Legal Proceedings                                                  25
Item 4.   Submission of Matters to a Vote of Security Holders                25

                                         PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters                                               26
Item 6.   Selected Financial Data                                            26
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              26
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         26
Item 8.   Financial Statements and Supplementary Data                        26
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               26

                                        PART III

Item 10.  Directors and Executive Officers of the Registrant                 27
Item 11.  Executive Compensation                                             28
Item 12.  Security Ownership of Certain Beneficial Owners and Management     28
Item 13.  Certain Relationships and Related Transactions                     28
Item 14.  Controls and Procedures                                            28

                                        PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   30

Item 1.  Description of Business
--------------------------------

General
-------

   Cascade Financial Corporation (the "Corporation") is a bank holding company incorporated in the state of Delaware in 1994. The consolidated entity includes the Corporation and its wholly owned subsidiaries. At December 31, 2002, the Corporation's wholly-owned subsidiaries were Cascade Bank ("Cascade" or the "Bank") and Cascade Capital Trust I. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington 98201. The telephone number is (425) 339-5500 and the web site is www.CascadeBank.com.

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

   The Corporation conducts its business from its main office in Everett, Washington, and fourteen other full service offices in the greater Puget Sound region. At December 31, 2002, the Corporation had total assets of $804.2 million, total deposits of $509.9 million and stockholders' equity of $56.6 million. The savings deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to the limits specified by law.

   The Bank, a full-service community bank, offers a wide range of products and services. Cascade Investment Services, Inc., a subsidiary of Cascade Bank, markets annuity products, mutual funds and insurance products to customers and non-customers in the Bank's market areas. Management believes offering these product lines increases customer awareness, expands product lines and provides a valuable alternative to the deposit products offered by the Bank. Revenues from the subsidiary increase the Bank's other income.

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

Market Area
-----------

   Headquartered in Everett, Washington, the Corporation serves its customers from fifteen full service offices, ten in Snohomish County and five in King County. Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years, although currently the area is facing an economic slowdown.

   Despite the relocation of its corporate headquarters, the Boeing Company is the largest employer in the Puget Sound Area and in Snohomish County. The transplantation of Boeing's headquarters will not have a material impact on the local economy. However, the slowdown in air travel caused by a weakening economy and the tragic events of September 11, 2001 have had a material impact on the orders for the commercial jet airliners produced in our market area. Consequently, Boeing has reduced its workforce in our market area by approximately 18,000 as of January 2003. The full impact and timing of airline and aerospace industry job reductions on the Puget Sound economy are not yet known; however, economic activity in many areas served by the Company has weakened. The recently announced layoffs by Boeing may create problems if there are outstanding loans to employees who are laid-off and not hired by other companies, to subcontractors that have had canceled or delayed orders from Boeing, or other businesses impacted by the general slowing of economic activity. Significant Boeing layoffs in past years have not affected our asset quality, however, there is no assurance that any future Boeing layoffs will not adversely affect the Corporation's loan portfolio.

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

   On the plus side, Everett is the home port of the Navy's carrier battle ship, the USS Abraham Lincoln. The contribution that the Navy makes to the economy is not dependent on other trends. The economy in the Corporation's market area has become more dependent upon the health care and biotechnology industries, two industries which have been less affected by the recent economic slowdown. One of the largest health care employers is Providence Everett Medical Center Group, which is also an innovator in new diagnostic and treatment technologies. Snohomish County and Northeast King County is home to numerous biotechnology companies, including Advanced Technology Labs, a manufacturer of medical equipment.

   As a gateway to Asia, the Bank's market area has also benefited from the expansion of world trade. Economic weakness in either the United States or Asia will reduce that trade. Such slowdowns in the international flow of goods and services could prove detrimental to the economy of the market area and potentially the quality of our loan portfolios.

Business Strategy
-----------------

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

   Increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network, customer calling center and online banking.

   Diligently searching for sources of fee based revenue.

   Maintaining cost-effective operations by efficiently offering products and services.

   Maintaining its capital position at or above the "well-capitalized" (as defined for regulatory purposes) level.

   Exploring prudent means to grow the business internally and/or through acquisitions.

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

   Geographic location is still the primary factor in choosing a bank for the checking account relationship. As a result, the Bank's competition for checking deposits comes primarily from the large institutions with a broad network of locations. Online banking continues to be an important convenience service to attract checking customers from larger banks. In addition, Cascade has recently made an arrangement with US Bank to allow customers to use US Bank ATMs without a surcharge. Community banks, savings institutions, as well as other nonbanking financial institutions, provide the greatest competition for the various savings vehicles such as money market deposit accounts and certificates of deposit.

   In addition to competition from other banking institutions, the Bank continues to experience increased competition from nonbanking companies such as credit unions, financial services companies and brokerage houses. Recent amendments to the federal banking laws to eliminate certain barriers between banking and commercial firms are expected to result in even greater competition in the future.

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

   In 2001, following Cascade Bank's conversion from a thrift to a commercial bank, Cascade Financial Corporation changed its fiscal year-end from June 30 to December 31 to align its reporting periods with those of its commercial bank peers.

LOAN PORTFOLIO
--------------

   General. The Bank originates business, real estate and consumer loans. Total loans equaled $576.4 million at December 31, 2002. Total loans were adjusted by loans in process, deferred loan fees, and the allowance for loan losses for a net loan balance of $546.7 million. At December 31, 2002, $142.3 million or 24.7% of loans consisted of business loans; $104.8 million or 18.2% were real estate construction loans; $63.1 million or 10.9% of loans consisted of commercial real estate; $49.3 million or 8.6% were consumer loans; $122.7 million or 21.3% of the Bank's loans consisted of loans secured by one-to-four family residential properties; and $94.2 million or 16.3% consisted of multi-family loans, which brings the total loans secured by first liens on residential real estate to $216.9 million or 37.6% of loans. The corporation sells all its 30 year fixed-rate loans and the vast majority of its 15 year fixed-rate loans in the secondary mortgage market. The Corporation had forward commitments totaling $8,083 and $6,602 to sell loans into the secondary market at December 31, 2002, and December 31, 2001.


Loan Portfolio Analysis. The following table sets forth the Corporation's loan portfolio by type of loan and by type of security at the dates indicated.



                                    At December 31,                                        At June 30,
                                2002             2001              2001              2000              1999              1998
                          Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount  Percent
                          ----------------------------------  ---------------------------------------------------------------------
Type of Loan                                                       (Dollars in thousands)
------------
Real estate mortgage
  Residential(1)         $216,914   39.68   262,460   45.55   272,363   48.22   288,660   53.46   263,987   57.93   238,582   62.01
  Commercial               63,108   11.54    62,938   10.92    56,913   10.08    54,320   10.06    49,066   10.77    31,746    8.25
Construction              104,790   19.17   104,131   18.07   103,206   18.27    73,488   13.61    54,500   11.96    47,861   12.44
Business                  142,273   26.03   125,342   21.75   113,708   20.13    86,298   15.98    61,676   13.53    41,494   10.79
Consumer (2)               49,331    9.02    58,381   10.13    60,406   10.69    62,061   11.49    52,219   11.45    48,506   12.61
                         ----------------------------------------------------------------------------------------------------------
  Total loans             576,416  105.44   613,252  106.42   606,596  107.39   564,827  104.60   481,448  105.64   408,189  106.10
Less:
  Loans in process         20,669    3.78    28,220    4.90    33,337    5.90    17,132    3.17    19,087    4.19    16,966    4.41
  Deferred loan fees, net   2,198     .40     2,502    0.43     2,703    0.48     2,719    0.50     2,371    0.52     2,346    0.61
  Allowance for loan
    losses                  6,872    1.26     6,304    1.09     5,687    1.01     5,004    0.93     4,254    0.93     4,143    1.08
                         ----------------------------------------------------------------------------------------------------------
Total loans, net         $546,677  100.00%  576,226  100.00   564,869  100.00   539,972  100.00   454,736  100.00   384,734  100.00
                         ==========================================================================================================

Type of Security
----------------
Real estate mortgage
  One-to-four family(2)   262,474   48.01   295,941   51.36   307,049   54.35   290,857   53.86   261,822   57.45   251,805   65.45
  Multi-family             94,245   17.24   109,734   19.04   107,360   19.01   112,721   20.87    85,893   18.85    62,736   16.31
  Commercial               63,108   11.54    62,938   10.92    56,913   10.08    54,320   10.06    49,066   10.77    31,746    8.25
  Land loans                1,720    0.32     2,546    0.44     3,269    0.58        29    0.01       106    0.02       232    0.06
Other                     154,869   28.33   142,093   24.66   132,005   23.37   106,900   19.80    84,561   18.55    61,670   16.03
                         ----------------------------------------------------------------------------------------------------------
  Total loans             576,416  105.44   613,252  106.42   606,596  107.39   564,827  104.60   481,448  105.64   408,189  106.10
Less:
  Loans in process         20,669    3.78    28,220    4.90    33,337    5.90    17,132    3.17    19,087    4.19    16,966    4.41
  Deferred loan fees, net   2,198     .40     2,502    0.43     2,703    0.48     2,719    0.50     2,371    0.52     2,346    0.61
  Allowance for loan
    losses                  6,872    1.26     6,304    1.09     5,687    1.01     5,004    0.93     4,254    0.93     4,143    1.08
                         ----------------------------------------------------------------------------------------------------------
Total loans, net         $546,677  100.00%  576,226  100.00   564,869  100.00   539,972  100.00   455,736  100.00   384,734  100.00
                         ==========================================================================================================

(1) Includes construction loans converted to permanent loans, multi-family and land loans.
(2) Includes home equity loans and HELOCs

   At December 31, 2002, loans in process attributed to construction loans, totaled $20.7 million or 3.78% of total loans net, deferred fees were $2.2 million or .40%, and the allowance for loan losses was $6.9 million or 1.26% of total loans, net.

   Business Loans.  Business loans increased from $125.3 million at December
31, 2001 to $142.3 million at December 31, 2002. Unsecured business loans totaled $6.8 million at December 31, 2002. The Bank's business loan portfolio consists primarily of commercial business loans to small and medium sized businesses operating in Snohomish and King counties. These loans are secured primarily by real estate, receivables, equipment, other assets of the business and personal property, and the personal guarantee of the borrower. These loans typically have variable-rate terms or fixed rates with maturities of up to five years. The Bank also offers secured and unsecured operating lines of credit. Business loans are underwritten by the Bank on the basis of the borrower's cash flow and ability to service debt from earnings, as well as the underlying collateral value. The borrower is generally required to provide the Bank with financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their financial condition;
and to update this information annually. Business loans also include owner occupied real estate loans with terms comparable to the Bank's income property loans. In addition, as the business banking activity increases, the Bank expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding.

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

   While most of the business borrowers are established businesses with successful track records, it is uncertain how the continuing economic downturn will affect these loans.

   Construction Loans. The Bank originates construction loans on one-to-four family homes either to individual borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have terms of 12-18 months. The interest rates charged on construction loans are indexed to the prime rate and vary depending on the characteristics of the loan, particularly the credit risk inherent in the project. All construction loans require approval by various levels of Bank personnel, depending on the size of the loan. The Bank has attempted to increase its construction loan portfolio because these loans have relatively high margins, floating interest rates and short-term maturities and because of the historically favorable housing market in the Puget Sound area. At December 31, 2002 and December 31, 2001, the Corporation's construction loans were $104.8 million (including $20.7 million of loans in process) or 18.2% of the gross loan portfolio and $104.1 million (including $28.2 million of loans in process) or 17.0% of the gross loan portfolio, respectively. Of this amount, $93.2 million was to builders, including $15.1 million for land acquisition and development, and $11.6 million was to individuals for custom home construction. The Bank's maximum outstanding commitment to one builder at December 31, 2002 totaled $6.8 million involving one construction project which is performing in accordance with the terms of the loan.

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

   Commercial Real Estate Loans. Commercial real estate loans totaled $63.1 million or 10.9% of the Bank's loans at December 31, 2002. All commercial real estate loans are secured by properties in western Washington, mainly in the

Puget Sound region. Improved property such as office buildings and small commercial business properties such as strip shopping centers secure the Bank's commercial real estate loans. These loans are primarily fixed rate with a maximum reset on the interest rate of five years. At December 31, 2002, the largest commercial real estate and land loan in the Bank's portfolio was $4.0 million, which was performing according to its terms at that date.

   Multi-family Loans. Multi-family loans totaled $94.2 million or 16.3% of loans at December 31, 2002. The multi-family portfolio is principally comprised of small to medium-size apartment projects (generally $2.5 million in loan amount or less) with loan-to-value ratios in the 70% to 80% range. All new loan originations are in the Puget Sound region with adjustable rates.

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

   One-to-Four Family Residential Loans. At December 31, 2002, residential loans totaled $122.7 million or 21.3% of loans. Residential lending consists primarily of first mortgage loans secured by single family residential properties located principally in Snohomish and King Counties. The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") with maturities up to 30 years. ARM loans are generally held in the Bank's portfolio. Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury Index. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the shape of the yield curve, and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

   Fixed rate residential loans are generally sold and the servicing released to one of the Bank's correspondents. The loans are sold on a "best efforts" basis. The Bank no longer packages its loans to sell as mortgage backed securities. The Bank had $3.4 million in loans held for sale at December 31, 2002 and $1.2 million in loans held for sale at December 31, 2001. Loans held for sale are not material and therefore the Bank does not include them as a separate line item on the balance sheet. The Bank has greatly reduced its emphasis on mortgage banking and mortgage lending in the past three years.

   The Bank will originate both conforming and nonconforming mortgages. The Bank's conforming residential loans meet the Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, debt ratios and documentation. The Bank's nonconforming residential loans are those that do not conform to agency underwriting guidelines, due to the size of the loan, as a result of credit histories, debt-to-income ratios, reliance on the borrower's stated income, non-owner occupied property, rural property, or other exceptions from agency guidelines. The Bank's non-conforming loans may be made to lower credit grade borrowers. At December 31, 2002, $22.9 million or 4.0% of the Bank's total outstanding loan portfolio and 18.7% of the Bank's one-to-four family residential loan portfolio consisted of nonconforming one-to-four family residential loans. In exchange for the additional risk associated with nonconforming loans, borrowers generally are required to pay a higher interest rate and receive a lower maximum loan-to-value ratio than for a conforming loan borrower.

   The Bank's lending policies generally limit the maximum loan-to-value ratio on residential one-to-four family owner occupied loans to 80% or less, of the lesser of the appraised value or purchase price of the underlying residential property. Non-owner occupied one-to-four family residential loans are generally limited to 75% or less, of the lesser of the appraised value or purchase price of the underlying residential property. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, according to established lending practices, market conditions and underwriting standards maintained by the Bank. Generally, all residential loans originated with a loan-to-value ratio above 80% have private mortgage insurance in an amount sufficient to reduce the Corporation's exposure to 75% or below. At December 31, 2002, six residential loans on non-accrual totaled $742,000.

   Consumer Loans. The Bank's consumer loan activities take two forms: home equity loans or lines of credit; and installment loans. Home equity loans are secured by a junior lien in priority on the borrower's home. Such loans may have a combined loan-to-value ratio of up to 90% of the value of the home securing the loan. Home equity loans are fixed amount loans which may have fixed or floating interest rates. Home equity lines of credit can be drawn upon at any time by the customer up to a specific amount. All these loans are at a floating rate. The balance outstanding for both types of home equity loans decreased to $36.7 million at December 31, 2002 as compared to $41.6 million at December 31, 2001. At December 31, 2002 and December 31, 2001, the total amount of unused lines of credit were $38.3 million and $28.6 million, respectively. The second type of consumer loans are installment loans in which boats, automobiles, and recreational vehicles serve as collateral. This portfolio was $12.6 million at December 31, 2002 as compared to $16.8 million outstanding at December 31, 2001. Although boat loans total $8.4 million of the Corporation's installment loans at December 31, 2002, the Corporation has significantly decreased its origination of boat loans and expects this amount to decline further in the future. Installment loans are secured by depreciating assets such as automobiles or boats. Therefore, any repossessed collateral for a defaulted installment loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial ability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Maturity and Repricing
---------------------------

   The following table sets forth information at December 31, 2002, regarding the dollar amount of Business and Construction loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include deferred loan fees. Construction loans are net of loans in process.



                                                                          With variable      With fixed
                                                                           rate (for         rate (for
                       Due in      Due in one                              maturities        maturities
                       one year     to five       Due after               of more than      of more than
                       or less       years        five years      Total     one year)         one year)
                       ---------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Construction Loans    $56,635       27,486               -        84,121      26,067            1,419
Business Loans        $38,738       54,260          49,275       142,273      45,753           57,782



Asset Quality
-------------

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

   Cascade established the Credit Administration Division in 2001 to assure that the Bank maintains the quality of its loan portfolio. Management has comprehensive monthly and annual review procedures for identifying and classifying assets for weaknesses. Reserves are maintained for assets classified as substandard or doubtful. The objective of these review procedures is to identify any trends and determine the levels of loss exposure to evaluate the need for an adjustment to the reserve accounts.

   Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of the loan. The Bank's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is contacted in writing. Typically, the Bank will initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan's principal becomes uncertain. It is intended that the Bank's allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At December 31, 2002 and December 31, 2001, the Bank had $1.0 million and $2.0 million, respectively, of loans accounted for on a non-accrual basis.

Allowance for Loan Losses/Non-Performing Assets
-----------------------------------------------

   Management provides for possible loan losses by maintaining an allowance. The level of the allowance is determined based upon judgments regarding the size and nature of the loan portfolio, historical loss experience, the financial condition of borrowers, the level of non-performing loans, and anticipated general economic conditions. Additions to the allowance are charged to expense. Loans are charged against the allowance when management believes the collection of principal is unlikely.

   The economic recession's impact on the Corporation's loan portfolio is less than certain in that this is the first economic downturn the Corporation has faced when a significant portion of its loans were made to small businesses. As Cascade Bank has evolved from a thrift into a commercial bank, the inherent risk in its loan portfolio has increased, resulting in the trend of increasing the allowance for loan losses. Also impacting the allowance for loan losses has been the slowing of the economy in the Corporation's market area.

   The allowance for loan losses reflects management's best estimate of probable losses that have been incurred at the balance sheet date. The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the loan portfolio based on management's assessment of various factors affecting the loan portfolio, including local economic conditions and growth of the loan portfolio and its composition. Net charge-offs during these periods have been less than experienced by peer banks. Increases in the allowance for loan losses made through provisions were primarily a result of business loan growth, an increase in net charge-offs, awareness of the greater risk inherent in business lending and the impact of the deteriorating economic climate on the loan portfolio.

   Management measures the reasonableness of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a loss rate assigned to the total loans in each type, but unallocated to any individual loan. Conversely, each adversely classified loan is individually analyzed, to determine an estimated loss amount. A loss rate is also assigned to these adversely classified loans, but at a higher rate due to the greater risk of loss. Past due and impaired loans are actively managed to minimize the potential loss of principal.

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



                                         12/31/2002    12/31/2001    6/30/2001    6/30/2000    6/30/1999    6/30/1998
                                         ----------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Non-performing loans:
Commercial loans:
  Commercial                               $  132         1,038          166          226         338          199
  Commercial real estate                      -               -            -            -           -            -
                                            ----------------------------------------------------------------------
                                              132         1,038          166          226         338          199

Residential                                   742           762        1,112          221         618          971
Real estate construction and Land               -             -            -            -           -            -
Consumer loans                                 82           198           37          126         245          751
                                            ----------------------------------------------------------------------
  Total non-performing loans                  956         1,998        1,315          573       1,201        1,921
Other real estate                             461           430          787          528           -           74
                                            ----------------------------------------------------------------------
Total non-performing assets                $1,417         2,428        2,102        1,101       1,201        1,995
                                            ======================================================================
Restructured loans                              -             -            -            -           -            -
Total non-performing loans to net loans       .17%          .35          .23          .11         .26          .50
Total non-performing loans to total assets    .12           .26          .18          .08         .22          .43
Total non-performing assets to total assets   .18           .32          .29          .16         .22          .45




   The Corporation's non-performing assets at December 31, 2002, consisting of non-performing loans and other real estate, totaled $1.4 million or .18 percent of total assets. This is a decrease from $2.4 million or .32 percent of total assets at December 31, 2001, which increased from $2.1 million or .29 percent of total assets at June 30, 2001.

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

   Non-performing loans decreased to $1.0 million at December 31, 2002 compared to $2.0 million at December 31, 2001, and $1.3 million at June 30, 2001. The decrease in non-performing loans from December 31, 2001 to December 31, 2002 is due to a decrease in non-performing commercial loans, which resulted from loans that were brought current and thus returned to an accrual status. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

   Other real estate owned includes property acquired by the Bank through foreclosure and real estate held for development. Other real estate is carried at the lower of the estimated fair value or the principal balance of the foreclosed loans. Non-performing other real estate was $461,000 at December 31, 2002, an increase from $430,000 at December 31, 2001, and a decrease from $787,000 at June 30, 2001.

   Interest income that would have been recognized for the year ended December 31, 2002, the six month period ended December 31, 2001, and for the fiscal years ended June 30, 2001, 2000 and 1999, had non-accrual loans been current in accordance with their contractual terms amounted to $32,000, $87,000, $74,000, $32,000 and $86,000, respectively.

       The following tables set forth information regarding changes in the Corporation's allowance for loan losses for the most recent five years (dollars in thousands).




                                      Year Ended       Six Months Ended                 Year Ended
                                  12/31/02  12/31/01  12/31/01  12/31/00   6/30/01   6/30/00   6/30/99  6/30/98
                                  -----------------------------------------------------------------------------
Balance at beginning of period    $  6,304     5,342     5,687     5,004     5,004     4,254     4,143    3,879
  Charge Offs:
   Business                          1,028       148       138        48        46        53        49       29
   Commercial Real Estate                -         -         -         -         2         -         -        -
   Single-Family Residence             249       193        42         5       166        16         7        -
   Multi-Family                          -         -         -         -         -         -         -        -
   Real Estate Construction              -         -         -         -         -         -         -        -
   Consumer and other                  164        93        26        48       115        77       267       16
  Recoveries:                         (114)      (26)      (13)      (19)      (32)     (126)       (7)     (63)
  Net charge-offs (recoveries):      1,327       408       193        82       297        20       316      (18)
  Provision for loan losses          1,895     1,370       810       420       980       770       427      246
Balance at end of period             6,872     6,304     6,304     5,342     5,687     5,004     4,254     4,143
Average loans outstanding         $566,302   573,867   580,221   552,512   560,013   517,405   418,207   362,842

Ratio of net charge-offs
  during the period to average
  loans outstanding                    .23       .07       .03       .02       .05         -       .08       .01

Ratio of allowance for loan
  losses to average loans
  outstanding                         1.21      1.10      1.09       .97      1.02       .97      1.02      1.14




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

   Certain loans may meet the criteria of troubled debt restructuring as defined in Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan," and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," respectively. The Bank has had no restructured loans during the last five year period.

   The following tables set forth information concerning the Company's allocation of the allowance for loan losses and the percentage of loans by category at the dates indicated (dollars in thousands).



                              12/31/02         12/31/01         6/30/01         6/30/00         6/30/99         6/30/98
                            Amount    %*     Amount    %*    Amount    %*    Amount    %*    Amount    %*    Amount    %*
                            -------------    -------------   -------------   ------------    -------------   -------------
Business                   $2,918    25.6    2,927    21.4   2,203    19.9   1,886    15.8     740    13.3     625    10.6
Commercial Real Estate        274    11.4      220    10.7     569     9.9     544     9.9   1,160    10.6   1,060     8.1
Single-Family Residential     745    22.0      861    26.1   1,097    28.8   1,019    32.1     961    38.5     525    45.0
Multi-Family                  366    17.0      442    18.8     672    18.7     619    20.6     460    18.6     630    16.0
Real Estate Construction    1,887    15.1      887    13.0     771    12.2     569    10.3     450     7.7     857     7.9
Consumer and Other            252     8.9      356    10.0     295    10.5     367    11.3     370    11.3     400    12.4
Unallocated                   430       -      611       -      80       -       -       -     113       -      46       -
                            ----------------------------------------------------------------------------------------------
Total allowance for
  loan losses              $6,872   100.0%   6,304   100.0   5,687   100.0   5,004   100.0   4,254   100.0   4,143   100.0


* Percent of loans in each category to total loans.

   The provision for loan losses for the year ended December 31, 2002 totaled $1,895,000 compared to $1,370,000 for the year ended December 31, 2001. Provisions for the fiscal years ended June 30, 2001, 2000 and 1999 were $980,000, $770,000, and $427,000 respectively. The provision for loan losses was $810,000 for the six month period ended December 31, 2001, and $420,000 for the six months ended December 31, 2000. The increase in the provision for loan losses for the twelve month period ended December 31, 2002 was due to the increase in adversely classified loans (which includes the substandard and doubtful categories) under the Bank's loan classification system. Adversely classified loans increased to $24.5 million at December 31, 2002 from $16.6 million at December 31, 2001.

ASSET AND LIABILITY MANAGEMENT ACTIVITIES
-----------------------------------------

   The Bank uses a variety of tools to measure, monitor, and manage interest rate risk. The Board of Directors reviews the interest rate risk management activities of the Bank on a regular basis and has established policies on the amount of risk deemed appropriate. The Bank's primary rate risk management tool is a financial simulation model. The Bank's net interest income and the value of its capital are measured under different interest rate scenarios. To limit its interest rate risk, the Bank has focused on originating more interest rate sensitive assets, such as prime based loans, while reducing its long-term, fixed rate assets through selling long term residential mortgages in the secondary market. The vast majority of the loans that the Bank keeps in its portfolio have repricing periods of five years or less. The Bank often uses FHLB advances to fund its intermediate term assets. Cascade uses reverse repurchase agreements to provide inexpensive short term funding. These agreements are generally for three months or less and provide the Bank with liabilities that reprice relatively quickly, which helps match the repricing characteristics of our prime based loans.

   While the Bank does not have any outstanding interest rate exchange agreements, it has used interest rate swaps, caps and floors in the past to control the amount of its interest rate risk. At December 31, 2002 and December 31, 2001, the Corporation had no caps, floors or swaps outstanding.

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

                                            Year Ended December 31,                    Six Months Ended
                                       ----------------------------------    -----------------------------------
                                          2002 Compared to Year Ended            December 31, 2001 Compared to
                                               December 31, 2001               Six months ended December 31, 2000
                                                 (unaudited)                            (unaudited)
                                          Increase (Decrease) Due to             Increase (Decrease) Due to
                                       ----------------------------------    -----------------------------------
                                                         Rate/                                   Rate/
                                       Rate     Volume   Volume      Net       Rate    Volume    Volume    Net

                                                                  (Dollars in thousands)
Interest-earning assets
-----------------------
  Mortgage loans (1)                 $(2,927)   (1,621)     145    (4,403)   $(1,335)     267     528     (540)
  Consumer loans (1)                    (654)     (421)      54    (1,021)      (428)    (347)    401     (374)
  Business loans (1)                  (1,360)    1,461     (209)     (108)    (1,443)   2,725    (865)     417
                                       ----------------------------------     ---------------------------------
    Total loans                       (4,941)     (581)     (10)   (5,532)    (3,206)   2,645      64     (497)
  Securities held-to-maturity             13       907       30       950       (147)    (301)    253     (195)
  Securities available-for-sale         (464)     1608      (94)    1,050     (1,231)   1,302    (136)     (65)
  Daily interest-earning deposits        (88)      359     (153)      118        (76)     (25)     53      (48)
                                       ----------------------------------     ---------------------------------
Total net change in income on
  interest-earning assets             (5,480)    2,293     (227)   (3,414)    (4,660)   3,621     234     (805)
                                       ==================================     =================================
Interest-bearing liabilities
----------------------------
Interest-bearing deposits             (6,871)    2,887   (1,125)   (5,109)    (5,172)     320   2,386   (2,466)
  FHLB advances                         (395)   (1,598)      45    (1,948)      (446)     973    (280)     247
  Other borrowing                       (833)     (208)      63      (978)    (1,143)     442     273     (428)
                                       ----------------------------------     ---------------------------------
Total net change in expenses on
  interest-bearing liabilities        (8,099)    1,081   (1,017)   (8,035)   $(6,761)   1,735   2,379   (2,647)
                                       ==================================     =================================
Net increase in net interest income                                $4,621                               $1,842
                                                                    ======                               ======

(1)  Does not include interest on loans 90 days or more past due.


                                                                 Year Ended June 30,
                                       ----------------------------------    -----------------------------------
                                          2001 Compared to Year Ended              Compared to Year Ended
                                                 June 30, 2000                          June 30, 1999
                                          Increase (Decrease) Due to             Increase (Decrease) Due to
                                       ----------------------------------    -----------------------------------
                                                         Rate/                                   Rate/
                                       Rate     Volume   Volume      Net       Rate    Volume    Volume    Net

                                                                 (Dollars in thousands)
Interest-earning assets
-----------------------
  Mortgage loans (1)                     755     1,248       30     2,033        301    5,042      59    5,402
  Consumer loans (1)                     243       488       25       756       (229)     735     (39)     467
  Business loans (1)                     (32)    1,994       (9)    1,953        (95)   2,685     (55)   2,535
                                       ----------------------------------     ---------------------------------
    Total loans                          966     3,730       46     4,742        (23)   8,462     (35)   8,404
  Securities held-to-maturity             62        44        9       115         34      105      26      165
  Securities available-for-sale           41     3,081       25     3,147        215    1,555     109    1,879
  Daily interest-earning deposits        (38)      175      (34)      103        (27)     (49)      5      (71)
                                       ----------------------------------     ---------------------------------
Total net change in income on
  interest-earning assets              1,031     7,030       46     8,107        199   10,073     105   10,377
                                       ==================================     =================================
Interest-bearing liabilities
Interest-bearing deposits                822      (497)     (21)      304        257    3,071      48    3,376
  FHLB advances                          923     3,475      352     4,750        513    3,008     292    3,813
  Other borrowings                       (71)    2,482     (184)    2,227        173      313     216      702
                                       ----------------------------------     ---------------------------------
Total net change in expenses on
  interest-bearing liabilities         1,674     5,460      147     7,281        943    6,392     556    7,891
                                       ==================================     =================================
Net increase in net interest income                                   826                                2,486
                                                                    ======                               ======

(1)  Does not include interest on loans 90 days or more past due.

INVESTMENT PORTFOLIO
--------------------

   The Board of Directors sets the investment policy of the Bank. This policy dictates that investments will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Bank as well as the return on the investment. The Bank's policy does not permit the purchase of non-investment grade bonds. The policy permits the investment in various types of assets permissible under FDIC regulation including: United States Treasury obligations; securities of certain government sponsored enterprises, mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMOs"), state and municipal government bonds, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, investment grade corporate bonds, certain bankers' acceptances and Federal funds. Subject to various restrictions, the Bank may also invest part of its assets in commercial paper, corporate debt securities and mutual funds, if those assets conform to FDIC regulations.

   Investment securities increased to $208.9 million at December 31, 2002 from $156.3 million at December 31, 2001, a 34% increase. The investment portfolio represented 26.0% of total assets at December 31, 2002 compared to 21% at December 31, 2001. All investment securities, except other securities, are AAA rated. MBS (including CMOs) available for sale increased from $56.5 million to $90.1 million as of December 31, 2002. However, agency notes available for sale decreased from $76.7 million to $55.8 million. Agency notes held to maturity increased to $44.9 million for the year ended December 31, 2002, as the Corporation sought to capture additional income by obtaining a higher coupon in return for giving the issuer the option to call the security before its stated maturity.

   The following tables set forth the Bank's securities available for sale at the dates indicated.




                           Estimated    Percent of    Estimated    Percent of    Estimated    Percent of    Estimated    Percent of
(Dollars in thousands)     Fair Value   Portfolio     Fair Value   Portfolio     Fair Value   Portfolio     Fair Value   Portfolio
-----------------------------------------------------------------------------------------------------------------------------------
MBS                         $ 90,073       56.3%         56,511        37.6         76,832        59.4         45,442        48.6
Agency Notes                  55,874       35.0          76,699        51.0         35,492        27.5         34,940        37.4
FHLB stock                    13,950        8.7          13,119         8.7         12,668         9.8         10,945        11.7
Other securities                   -                      4,009         2.7          4,221         3.3          2,117         2.3
                             -------                    -------                    -------                     ------
Total                       $159,897                    150,338                    129,213                     93,444
                             =======                    =======                    =======                     ======



   The following table sets forth the contractual maturities and weighted average yields of the Corporation's securities available for sale at December 31, 2002. Securities with no stated maturity dates are reported as due within one year.


                           Less Than One Year         One to Five Years          Five to Ten Years          Over Ten Years
                           Estimated                  Estimated                  Estimated                  Estimated
(Dollars in thousands)     Fair Value     Yield       Fair Value     Yield       Fair Value     Yield       Fair Value    Yield
--------------------------------------------------------------------------------------------------------------------------------
MBS                              -           -             -           -           1,413        7.01         88,660        5.66
Agency Notes                    83        2.00             -           -          32,788        5.01         23,003        5.93
FHLB stock                  13,950        6.19             -           -               -           -              -           -
                            ------                      ------                    ------                    -------
Total                      $14,033                         -                      34,201                    111,663
                            ======                         =                      ======                    =======


   The following table sets forth amortized cost and estimated fair values for Cascade's securities held to maturity at the dates indicated.


                                     December 31, 2002                        December 31, 2001
                           Amortized                  Percent of    Amortized                 Percent of
(Dollars in thousands)        Cost      Fair Value    Portfolio        Cost      Fair Value    Portfolio
--------------------------------------------------------------------------------------------------------
MBS                         $ 4,212        4,378         8.8           5,989        5,883        100%
Agency Notes                 44,866       45,261        91.2               -            -
                             -------------------                       ------------------
Total                       $49,078       49,639                       5,989        5,883
                             ===================                       ==================


                                      June 30, 2001                           June 30, 2000
                           Amortized                  Percent of    Amortized                 Percent of
(Dollars in thousands)        Cost      Fair Value    Portfolio        Cost      Fair Value    Portfolio
--------------------------------------------------------------------------------------------------------
MBS                         $ 6,592        6,456        100%           7,851        7,246         71%
Other                             -            -                       3,000        3,032         29
                             -------------------                      -------------------
Total                       $ 6,592        6,456                      10,851       10,278
                             ===================                      ===================



   The following table sets forth the contractual maturities and weighted average yields of the Corporation's securities held to maturity at December 31, 2002. Securities with no stated maturity dates are reported as due within one year.


                           Less Than One Year         One to Five Years          Five to Ten Years          Over Ten Years
                           Estimated                  Estimated                  Estimated                  Estimated
(Dollars in thousands)     Fair Value     Yield       Fair Value     Yield       Fair Value     Yield       Fair Value    Yield
--------------------------------------------------------------------------------------------------------------------------------
MBS                        $     -           -             -           -               -           -          4,378        5.92
Agency Notes                     -           -             -           -          13,090        5.19         32,171        5.88
                                                                                  ------                    -------
Total                                                                             13,090                     36,549
                                                                                  ======                    =======



   For further information concerning the Corporation's securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements contained in the Annual Report listed in Item 15.

DEPOSITS
--------

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

   Deposits increased to $509.9 million at December 31, 2002 from $420.0 million at December 31, 2001, an increase of 21.4% during this period. Deposits at June 30, 2001 were $401.9 million. The market for retail deposits remains fiercely competitive. Previously, the Bank paid rates at the higher end of the competitive range of financial institutions in its market area. In an attempt to lower the absolute and relative cost of funds, the Bank modified its deposit pricing strategy by pricing its deposits in the middle of that range.

   The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2002 and, December 31, 2001, and for each of the four years ended, June 30, 2001, June 30, 2000, June 30, 1999, and June 30, 1998
(dollars in thousands).




                                                                  Average Deposits by Type
                              12/31/02          12/31/01          6/30/01           6/30/00           6/30/99           6/30/98
                          Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate
                         ---------------------------------------------------------------------------------------------------------
Non-interest-bearing
  demand deposits         29,122      -     23,028       -    22,072       -    22,089       -    18,100       -    15,347       -
Interest-bearing
  demand deposits         22,641    1.04%   22,051    1.23    21,783    1.81    18,408    2.11    18,540    2.21    15,185    2.34
Money market deposit     107,363    2.14    94,384    2.98    96,491    4.49   119,219    5.00    69,426    4.66    51,750    4.58
Savings                   11,324    1.15    11,073    1.96    10,915    2.83    11,446    3.07    12,781    3.06    14,529    3.14
Time certificates        294,554    3.35   254,836    5.01   242,501    6.22   232,192    5.64   220,921    5.61   205,763    5.84
                        $465,004           405,372           393,762           403,354           339,768           302,574

   The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity at December 31, 2002. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

       Maturity Period               Jumbo Certificates of Deposit
       -----------------------------------------------------------
                                         (Dollars in thousands)

       Three months or less                   $ 40,798
       Over three through six months            42,136
       Over six through twelve months           83,879
       Over twelve months                       33,936
       Total                                  $200,749


   The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies. The Bank's deposits are obtained primarily from the areas in which its branches are located. The Bank relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. In the coming year, the Bank will focus on its deposit gathering activities, and management expects a significant portion of its deposit growth in 2003 will occur in its business deposit products. In the event the Bank were liquidated, certain depositors would be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders.

RETURN ON EQUITY AND ASSETS
---------------------------

   The section entitled "Selected Financial Data" of the Annual Report listed in Item 15 is incorporated herein by reference.

BORROWINGS
----------

   The Bank relies on advances from the FHLB-Seattle to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank's first mortgage residential
loans and eligible investment securities.   FHLB advances were $197.5 million
at December 31, 2002, compared to $226.5 million at December 31, 2001, a 12.8% decrease. FHLB advances were $232.1 million at June 30, 2001.

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

   Repurchase agreements decreased to $20.6 million at December 31, 2002 from $49.8 million at December 31, 2001. Repurchase agreements, with notes of Government Sponsored Enterprises and/or mortgage-backed securities pledged as collateral, are employed as short term funding vehicles that provide liabilities with interest rate sensitivity more closely aligned to prime based loans than the Bank's deposit base.

   Cascade Bank has established Fed funds borrowing lines with two of its correspondent banks. Neither line was used during the year ended December 31, 2002.

   The following table sets forth certain information regarding borrowings by the Corporation at the end of, and during, the periods indicated.



                                                                              At or for
                                                                At or for      the six
                                                                the year        months
                                                                 ended           ended         At or for six months
                                                               December 31     December 31           June 30
                                                                  2002            2001       2001      2000     1999
                                                               -----------------------------------------------------
                                                                                 (Dollars in thousands)
Weighted average rate on:
  Securities sold under agreements to repurchase                    1.49%        2.16       4.02       6.46      4.85
  FHLB advances                                                     5.78         5.79       6.07       6.21      5.01

Maximum amount of borrowings outstanding at any month end:
  Securities sold under agreements to repurchase               $  49,666       49,792     54,237     21,696    11,976
  FHLB advances                                                  226,500      235,322    236,712    215,656   141,996

Approximate average borrowings outstanding with respect to:
  Securities sold under agreements to repurchase               $  34,415       38,264     34,231      9,082     5,571
  FHLB advances                                                  203,022      229,314    221,075    165,524   102,045

Approximate weighted average rate paid on:
  Other interest-bearing liabilities*                               4.00%        4.93       7.05       7.60      4.51
  FHLB advances                                                     5.98         6.14       6.25       5.68      5.17

* Including Trust Preferred Securities.




   Trust Preferred Securities. On March 1, 2000 Cascade Capital Trust I issued $10 million par value Trust Preferred Securities. These securities are considered Tier I capital for the purposes of regulatory capital requirements. Cascade Capital Trust I, a wholly owned subsidiary of the Corporation, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by Cascade Financial Corporation. The Corporation used the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. The Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Cascade Capital Trust I under the trust agreements. The Trust preferred securities are included with borrowings as a separate line item in the consolidated balance sheet and distributions payable are treated as interest expense in the consolidated statement of operations.

Subsidiary Activity
-------------------

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

Personnel
---------

   At December 31, 2002, the Corporation had 166 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

                                    REGULATION

Introduction/General
--------------------

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

The Corporation
---------------

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

   Securities Registration and Reporting. The Corporation's common stock is registered as a class with the SEC under the Securities Exchange Act of 1934 and thus the Corporation is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by the Corporation under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC. In addition, the securities issued by the Corporation are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

   Disclosure Controls and Procedures. The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as the Corporation now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things.

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

Cascade Bank
------------

   General. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons. The Federal Deposit Insurance Corporation ("FDIC") has authority to prohibit banks under their supervision from engaging in what they consider to be unsafe or unsound practices in conducting their business. Cascade Bank is a state-charted commercial bank subject to extensive regulation and supervision by both the Washington Department of Financial Institutions ("DFI") and the FDIC. The federal laws that apply to Cascade Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited fund and the nature and amount of and collateral for loans. The laws and regulations governing Cascade Bank generally have been promulgated to protect depositors and not to protect shareholders of such institutions or their holding companies.

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

   Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.
If a federal banking agency determines that a financial institution fails to meet any standard prescribed by the Guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is not aware of any conditions relating to these safety and soundness standards which would require the submission of a plan of compliance.

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

   Loans to One Borrower. Cascade Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20 percent of unimpaired capital and surplus. At December 31, 2002, the Bank had no borrowers with balances in excess of the new loans-to-one-borrower limit.

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

   Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above. At December 31, 2002, the Bank had Tier 1 capital equal to $64.5 million or 8.07% of adjusted total assets, which is $32.5 million above the minimum leverage requirement of 4% as in effect on that date.


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

   Reference is made to Note 11 of the Notes to the Consolidated Financial Statements in the Annual Report, which is listed as an exhibit under Item 15, for additional information concerning regulatory capital.
   The FDIC risk-based requirement requires financial institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of Tier I capital and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as Tier I capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of Tier I capital.

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

   On December 31, 2002, the Bank had total risk-based capital of approximately $71.3 million, including $64.5 million in Tier I capital and $6.8 million in qualifying supplementary capital, and risk-weighted assets of $544.0 million, or total capital of 13.11% of risk-weighted assets. This amount was $27.8 million above the 8% requirement in effect on that date.

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

   At December 31, 2002, Cascade was a "well capitalized" institution under the prompt corrective action regulations of the FDIC.

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

                                    TAXATION

Federal Taxation
----------------

   The Corporation reports its income on a fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Cascade's reserve for bad debts discussed below. In 2001, the Corporation's fiscal year was changed to the calendar year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

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

Washington Tax
--------------

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

Availability of Filings
-----------------------

   You may access, free of charge, copies of the following reports of the Corporation on the SEC's website at www.sec.gov:

      1)  Annual Reports on Form 10-K; and
      2)  Quarterly Reports on Form 10-Q.

   These documents are posted on the SEC's website, generally within twenty-four hours after the Corporation files these documents electronically with the Securities and Exchange Commission. As these reports are currently available from the SEC's website, the Corporation does not currently post its reports on its website, but is willing to provide electronic or paper copies of its filings (subject to actual copying costs) upon reasonable request.

Item 2.  Properties
-------------------

   The Corporation owns six full service branch locations and leases nine full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at December 31, 2002, including leasehold improvements, furniture and fixtures, of $9.3 million. The Corporation leases approximately 10% of its main office and approximately 25% of its Marysville office to non-affiliated parties. See Note 4 of the Notes to the Consolidated Financial Statements contained in the Annual Report which is listed in Item 15.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

   The information contained on back inside cover of the Annual Report listed in
Item 15 is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

   The information contained in the section entitled "Selected Financial Data" of the Annual Report listed in Item 15 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

   The information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report listed in Item 15 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

   The information contained under the section captioned "Market Risk" in the Management's Discussion and Analysis section of the Annual Report listed in
Item 15 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   The financial statements and supplementary data in the Annual Report listed in Item 15 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     Not applicable.

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

   The information contained under the section captioned "Proposal I-Election of Directors" contained in the Corporation's Definitive Proxy Statement for the Corporation's December 31, 2002 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

   The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name                      Age (a)     Position

Frank M. McCord (b)        72         Chairman, Cascade Financial Corp.
                                      Chairman, Cascade Bank

Carol K. Nelson (b)        46         President, Chief Executive Officer and
                                      Director of Cascade Bank and Cascade
                                      Financial Corporation

Robert G. Disotell         48         Executive Vice President,
                                      Chief Credit Officer

Steven R. Erickson         47         Executive Vice President,
                                      Real Estate Lending

Lars H. Johnson (b)        49         Executive Vice President,
                                      Chief Financial Officer

LeAnne  M. Frank           33         Executive Vice President,
                                      Quality of Service and Technology

Wayne M. Fjelstad          44         Executive Vice President,
                                      Business Banking

Vera E. Wildauer           44         Executive Vice President,
                                      Marketing Director

Debbie E. McLeod           37         Executive Vice President, Retail Banking

-----------------------------

(a)   At December 31, 2002.
(b)   Officer of the Corporation and Bank.


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

   STEVEN R. ERICKSON is the Executive Vice President of Real Estate Lending for the Bank, responsible for managing residential and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board for Big Brothers and Big Sisters of Snohomish County and Trustee of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

   LEANNE M. FRANK is the Executive Vice President of Quality of Service and Technology for the Bank. She has 16 years of consumer banking experience starting Rainier Bank and most recently Bank of America, where she served as Vice President and Region Service Manager. She is Vice President of the Everett Theatre Society Board. Ms. Frank is a resident of Everett, Washington.

   LARS H. JOHNSON is the Executive Vice President, Chief Financial Officer of the Bank and Corporation. Mr. Johnson joined Cascade in April 2000. Mr. Johnson has 28 years of financial management experience, including 16 years with the Federal Home Loan Bank of Seattle. Mr. Johnson is a resident of Edmonds, Washington.

   WAYNE M. FJELSTAD is the Executive Vice President of Business Banking for the Bank, responsible for managing business loans, lines of credit, owner-occupied commercial real estate, and other business services. Mr. Fjelstad joined Cascade Bank in 2002. He has 22 years of banking experience, previously working for Bank of America Small Business Banking, and also as a commercial lender for Frontier Bank. He is involved in a number of community events, volunteer coaches, and teaches classes in local elementary schools.

   DEBBIE E. McLEOD is Executive Vice President of Retail Banking for the Bank. Ms. McLeod joined Cascade Bank in February 2001. She has over 14 years of commercial banking experience and was previously Vice President and Northern Region Sales Manager for Bank of America. Ms. McLeod resides in Burlington, Washington.

   VERA E. WILDAUER joined Cascade in 1997 as Senior Vice President, Marketing Director. In 2000, she was elected Executive Vice President, Marketing. Ms. Wildauer has 22 years experience in a full range of bank marketing disciplines among major Washington State financial institutions. In addition to directing all aspects of marketing, she is also responsible for loan servicing, the commercial loan documentation department, and real estate loan operations. She is a member of the Board of Directors of Bridgeways. Ms. Wildauer is a resident of Bothell, Washington.

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

Item 14.  Controls and Procedures
---------------------------------

   (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management with the 90-day period preceding the filing date of this annual report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

   (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

   Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation's reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with generally accepted accounting principles.

   Limitations on the Effectiveness of Controls. The Corporation's management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                       PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  (1)(2)  Independent Auditors' Report
             Consolidated Financial Statements
             (a)Consolidated Balance Sheets at December 31, 2002 and December 31, 2001.
             (b)Consolidated Statements of Operations for the year ended December 31, 2002 and 2001, for the six months ended December 31, 2001 and 2000, and the years ended June 30, 2001and 2000.
             (c)Consolidated Statements of Stockholders' Equity and Comprehensive Income for the year ended December 31, 2002 and 2001, for the six months ended December 31, 2001 and 2000, and the years ended June 30, 2001 and 2000.
             (d)Consolidated Statements of Cash Flows for the year ended December 31, 2002 and 2001, for the six months ended December 31, 2001 and 2000, and the years ended June 30, 2001and 2000.
             (e)Notes to Consolidated Financial Statements


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

     3.2 Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200)).

     10.1Cascade Financial Corporation 1994 Employee Stock Purchase Plan (Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200)).

     10.2 Cascade Financial Corporation 1992 Stock Option and Incentive Plan (Incorporated by reference to the Corporation's Form 10-KSB for the period ending June 30, 1995).

     10.3 Cascade Financial Corporation Employee Stock Ownership Plan (Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the period ending June 30, 1995).

     10.4 Cascade Financial Corporation 1997 Stock Option Plan (Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File No. 333-24203)).

     10.5 Employment Agreement entered into between the Bank and Carol K. Nelson dated November 27, 2001. (Incorporated by reference to Exhibit 10.5 of the Corporation's Form 10-K for the period ending December 31, 2001).

     10.6 Form of Change of Control Agreement entered into between the Bank and its executive officers. (Incorporated by reference to Exhibit 10.6 of the Corporation's Form 10-K for the period ending December 31, 2001).

     10.7 Cascade Financial Corporation 1997 Elective Equity Plan. (Incorporated by reference to Exhibit 10.7 of the Corporation's Form 10-K for the period ending December 31, 2001).

     13 Cascade Financial Corporation December 31, 2002 Annual Report to Stockholders, including the Selected Financial Data and Management Discussion and Analysis.

     21  Subsidiaries

     23  Consent of Independent Auditors

     99 Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K

   On March 8, 2002, Cascade Financial Corporation filed a Form 8-K to announce that Carol K. Nelson was appointed as Chief Executive Officer of the Corporation effective May 1, 2002. Frank M. McCord announced his retirement as Chief Executive Officer as of that date. Mr. McCord will continue as Chairman of the Board of Directors of the Corporation and Cascade Bank.

   On September 25, 2002, Cascade Financial Corporation filed a Form 8-K announcing a $0.05 cash dividend. The dividend was payable on October 30, 2002 to shareholders of record on October 9, 2002.

                                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CASCADE FINANCIAL CORPORATION

Date: March 26, 2003                  By:/s/ Carol K Nelson
                                         Carol K. Nelson
                                         President and Chief Executive Officer


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Lars H. Johnson                                By:/s/ D. R. Murphy
    Lars H. Johnson                                       D. R. Murphy
    Executive Vice President                              Director
    (Chief Financial Officer)                         Date: March 26, 2003
Date: March 26, 2003

By:/s/ Frank M. McCord                                By:/s/ Ronald E Thompson
    Frank M. McCord                                        Ronald E. Thompson
    Chairman                                               Director
Date: March 26, 2003                                  Date: March 26, 2003

By:/s/ Janice Halladay                                By:/s/ G. Brandt Westover
    Janice Halladay                                       G. Brandt Westover
    Director                                              Director
Date: March 26, 2003                                  Date: March 26, 2003

By:/s/ David W. Duce                                  By:/s/ Craig Skotdal
    David W. Duce                                         Craig Skotdal
    Director                                              Director
Date: March 26, 2003                                  Date: March 26, 2003

By:/s/ David O'Connor                                 By:/s/ Dwayne Lane
    David O'Connor                                        Dwayne Lane
    Director                                              Director
Date: March 26, 2003                                  Date: March 26, 2003

By:/s/ Henry Robinett
    Henry Robinett
    Director
    Date:March 26, 2003

                                       Exhibit 21
                             Subsidiaries of the Registrant

Parent
------

Cascade Financial Corporation

                                          Percentage        Jurisdiction or
Subsidiaries (a)                         of Ownership    State of Incorporation
------------                             ------------    ----------------------

Cascade Bank                                 100%             Washington
Cascade Capital Trust I                      100%             Delaware
Cascade Investment Services, Inc. (b)        100%             Washington
--------------------------

(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the Annual Report attached hereto as Exhibit 15.

(b)  Wholly-owned subsidiary of Cascade Bank.

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER
        PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carol K. Nelson, certify that:

1. I have reviewed this annual report on Form 10-K of Cascade Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003           /s/ Carol K. Nelson,
                                   President and Chief Executive Officer

                CERTIFICATION OF CHIEF FINANCIAL OFFICER
        PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Lars H. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K of Cascade Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003                  /s/ Lars H. Johnson,
                                           Chief Financial Officer

                                                                     Exhibit 99


                   CERTIFICATION OF ANNUAL REPORT ON FORM 10-K
             PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned are the Chief Executive Officer and the Chief Financial Officer of Cascade Financial Corporation (the "Registrant"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Annual Report on Form 10-K of the Registrant for the annual period ended December 31, 2002.

     We certify that such Annual Report on Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-K Report fairly presents, in all material respects, the financial condition and the results of operations of the Registrant.


Date: March 26, 2003


                                             /s/ Carol K. Nelson
                                                 Carol K. Nelson, President
                                                 and Chief Executive Officer


                                            /s/ Lars H. Johnson
                                                Lars H. Johnson, Chief
                                                Financial Officer