Form 10-Q
period 2003-03-31
CASCADE FINANCIAL CORP
filed 2003-05-13
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549
                       ------------------------

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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
        (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X     No
                                                   ----       ----

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes   X     No
                                      ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding as of March 31, 2003
         -----                           --------------------------------
Common Stock ($.01 par value)                       6,524,734

                   CASCADE FINANCIAL CORPORATION

                             FORM 10-Q
                 for the Quarter Ended March 31, 2003
                 ------------------------------------


                               INDEX
                               -----

PART I - Financial Information:

   Item 1 - Financial Statements:

     - Condensed Consolidated Balance Sheets                                3

     - Condensed Consolidated Statements of Operations                      4

     - Consolidated Statements of Comprehensive Income                      5

     - Condensed Consolidated Statements of Cash Flows                      6

     - Notes to Condensed Consolidated Financial Statements                 8

   Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   12

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk     20

   Item 4 - Controls and Procedures                                        22

PART II - Other Information                                                24

PART I -- FINANCIAL INFORMATION

                   CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                                    March 31,     December 31,
ASSETS                                                2003            2002
------                                             ---------      ------------
                                                  (unaudited)

Cash on hand and in banks                             $ 10,154         9,640
Interest-earning deposits in other institutions            969        10,955
Securities available for sale                          204,373       159,897
Securities held-to-maturity (market value of
  $31,756 and $49,639)                                  31,554        49,078
Loans                                                  565,246       553,549
Allowance for loan losses                               (7,261)       (6,872)
                                                       -------       -------
     Loans, net                                        557,985       546,677
Premises and equipment, at cost, net                     9,014         9,261
Bank owned life insurance                               10,754        10,619
Accrued interest receivable and other assets             6,827         8,026
                                                       -------       -------
     TOTAL ASSETS                                     $831,630       804,153
                                                       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------

Deposits                                              $535,606       509,850
Federal Home Loan Bank advances                        192,000       197,500
Securities sold under agreements to repurchase          25,906        20,569
Advance payments by borrowers for taxes and insurance    2,098         1,507
Dividends payable                                          326           324
Accrued expenses and other liabilities                   6,317         6,254
Deferred federal income taxes                            1,082         1,509
                                                       -------       -------
     TOTAL LIABILITIES                                 773,335       737,513

Trust preferred securities                              10,000        10,000
Stockholders' Equity:
Preferred stock, $.01 par value, 500,000 shares
     authorized; no shares issued or outstanding             -             -
Common stock, $.01 par value, 8,000,000 shares
     authorized; 6,698,841 and 6,657,547 shares
     issued and outstanding                                 67            67
Additional paid-in capital                              11,683        11,481
Treasury Stock, 174,107 and 173,427 shares at cost      (1,355)       (1,347)
Retained earnings, substantially restricted             47,416        45,438
Cumulative other comprehensive income, net                 484         1,001
                                                       -------       -------
     TOTAL STOCKHOLDERS' EQUITY                         58,295        56,640
                                                       -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $831,630       804,153
                                                       =======       =======

           See notes to condensed consolidated financial statements

                   CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share amounts)
                                     (unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2003         2002
Interest income:                                      -----------------------
   Loans                                             $     9,629      10,842
   Securities held-to-maturity                               616          81
   Securities available for sale                           2,222       2,200
   FHLB stock dividends                                      232         194
   Interest-earning deposits                                  49          56
                                                      -----------------------
     Total interest income                                12,748      13,373
Interest expense:
   Deposits                                                2,869       3,169
   Borrowings                                              2,865       3,459
   Trust preferred securities                                284         291
                                                      -----------------------
     Total interest expense                                6,018       6,919
Net interest income                                        6,730       6,454
   Provision for loan losses                                 375         700
                                                      -----------------------
Net interest income after provision for loan losses        6,355       5,754
Other income:
   Gain on sale of loans                                     205         118
   Service charges                                           425         402
   Gain on sale of securities available-for-sale             765          33
   Net gain on sale of real estate owned, investment
     property and other repossessed assets                    41         376
   Bank owned life insurance                                 148           8
   Other                                                      31          35
                                                      -----------------------
     Total other income                                    1,615         972
Other expenses:
   Salaries and employee benefits                          2,485       2,141
   Occupancy                                                 613         602
   Marketing                                                 111          80
   Data processing                                            71          60
   Other                                                     872         987
   Debt prepayment fees                                      442         105
                                                      -----------------------
     Total other expenses                                  4,594       3,975
     Income before income taxes                            3,376       2,751
   Federal income taxes                                    1,072         903
     Net income                                      $     2,304       1,848
                                                      =======================
Earnings per share, basic                            $      0.35        0.29
Earnings per share, diluted                                 0.34        0.28
Weighted average number of shares outstanding:
   Basic                                               6,499,663   6,296,989
   Diluted                                             6,701,693   6,529,829

            See notes to condensed consolidated financial statements

                  CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (dollars in thousands, unaudited)

                                                        Three months ended
                                                             March 31,
                                                          2003       2002
                                                        ------------------
Net Income                                              $2,304       1,848
Increase in unrealized gain on
   securities available for sale, net of tax
   expense of $(6) and $(277) for the
   three months ended March 31, 2003 and 2002
   respectively.                                           (12)       (537)

Less reclassification adjustment for gain on sale
   of securities available-for-sale of $765 and $33 net
   of tax of $(260) and $(11) for the three months
   ended March 31, 2003 and 2002, respectively.           (505)        (22)
                                                         ------------------
Comprehensive Income                                    $1,786       1,289
                                                         ------------------


           See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                        Three months ended
                                                             March 31,
                                                          2003       2002
                                                        ------------------
Cash flows from operating activities:
Net Income                                           $   2,304       1,848
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization of premises and
       equipment                                           333         299
     Provision for losses on loans                         375         700
     Additions to mortgage servicing rights                 37          --
     Deferred loan fees, net of amortization                60        (115)
     Net gain on sales of securities available-
       for-sale                                           (765)        (33)
     Net gain on sales of real estate owned, invest-
       ment property and ther repossessed assets           (41)       (376)
     Federal Home Loan Bank stock dividend received       (232)       (194)
     Deferred Federal income taxes                         161         421
     Net change in accrued interest receivable and
       other assets over accrued expenses and other
       liabilities                                         885         672
                                                        ------------------
          Net cash provided by operating activities      3,117       3,222

Cash flows from investing activities:
   Loans originated, net of principal repayments       (11,817)     18,068
   Principal repayments on securities held-
       to maturity                                         601         829
   Purchase of securities held-to-maturity              (9,990)         --
   Proceeds from sales/calls of securities held-
       to-maturity                                      26,913          --
   Principal repayments on securities available-
       for-sale                                         19,866       6,467
   Purchases of securities available-for-sale         (135,347)    (45,822)
   Proceeds from sales of securities available-
       for-sale                                         71,218      27,514
   Proceeds from sale of investment property                --         956
   Purchases of premises and equipment                     (89)        (56)
   Proceeds from sales/retirements of premises
       and equipment                                         2          --
                                                        ------------------
          Net cash provided by (used in)
           investing activities                        (38,643)      7,956

Subtotal, carried forward                              (35,526)     11,178
                                                        ------------------


           See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                        Three months ended
                                                             March 31,
                                                         2003        2002
                                                      --------------------
Subtotal, brought forward                            $ (35,526)     11,178

Cash flows from financing activities:
   Proceeds from issuance of common stock                  202         498
   Dividend paid                                          (324)         --
   Purchase of treasury stock                               (8)       (252)
   Net increase in deposits                             25,756      20,726
   Net increase (decrease) in Federal Home Loan
       Bank advances                                    (5,500)     (8,000)
   Net increase (decrease) in securities sold under
       agreements to repurchase                          5,337     (13,157)
   Net increase in advance payments by borrowers
       for taxes and insurance                             591         759
                                                      --------------------
     Net cash provided by financing activities          26,054         574
                                                      --------------------
     Net increase (decrease) in cash and cash
       equivalents                                      (9,472)     11,752
Cash and cash equivalents at beginning of period        20,595      11,622
                                                      --------------------
Cash and cash equivalents at end of period           $  11,123      23,374
                                                      ====================
Supplemental disclosures of cash flow information-
   cash paid during the period for:
     Interest                                        $   6,901       6,631
     Federal income taxes                                  850          --
                                                      --------------------
Supplemental schedule of noncash investing
     activities:
       Net mortgage loans transferred to real
       estate owned                                         75         695



           See notes to condensed consolidated financial statements.

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (unaudited)

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

     Certain information and footnote disclosures included in the Corporation's financial statements for the year ended December 31, 2002, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's December 31, 2002 Annual Report on Form 10-K.

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

3.   Stockholders' Equity

     a)   Earnings Per Share

     The following table presents the computation of basic and diluted net income per share for the three-month period ended March 31:


                                                        Three Months Ended
                                                         2003         2002
                                                       ---------------------
                                                       Dollars in thousands,
                                                       Except share and per
                                                            share amounts
Numerator:
Net income                                            $    2,304        1,848
                                                       ======================
Denominator:
Denominator for basic net income per share-
   Weighted average shares                             6,499,663    6,296,989
Effect of dilutive securities:
   Stock options                                         202,030      232,840
                                                       ----------------------
Denominator for diluted net income per share-
Weighted average shares and assumed conversion
   of dilutive stock options                           6,701,693    6,529,829

Basic net income per share                            $     0.35         0.29
                                                       ======================
Diluted net income per share                          $     0.34         0.28
                                                       ======================

As of March 31, 2003, and 2002 there were anti-dilutive options to purchase shares of 0 and 140,570 respectively, excluded from the above disclosure.

     b)   Cash  Dividend Declared

     On March 26th, the company announced its third cash dividend payment of $0.05 per share, which was paid on April 24, 2003, to shareholders of record on April 10, 2003.

     c)   Stock-based compensation

     The Corporation measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which is an intrinsic value-based method of recognizing compensation costs. As none of the Corporation's stock options have an intrinsic value at grant date, no compensation cost has been recognized for its stock option plans.

     The Corporation applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had compensation cost on the fair value at the grant dates for the Corporation's stock option plan been determined to be consistent with the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for

Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              Three months ended March 31,
                                                  2003            2002
                                              ----------------------------
                                                  Dollars in thousands,
                                                 except per share amounts

   Net income
     As reported                                $  2,304          1,848
     Less SFAS 123 compensation costs                 40             34
                                               ---------------------------
     Pro forma                                  $  2,264          1,814
                                               ===========================
   Net income per common share
     Basic
        As reported                             $   0.35           0.29
        Pro forma                                   0.35           0.29
     Diluted
        As reported                             $   0.34           0.28
        Pro forma                                   0.34           0.28

4.   Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long -lived assets that result from the acquisition, construction, development and
(or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Statement was adopted in March 2003 and did not have a material effect on the results of our operations or financial position.

     In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. This statement was adopted January 1, 2003 and did not have a material effect on the results of our operations or financial position.

     In October 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 147, Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This Statement addresses FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement was adopted in December 2002 and did not have a material effect on the results of our operations or financial position.

     In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
The disclosure provisions of this statement were adopted in December 2002 and did not have a material effect on the results of our operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifying the accounting treatment and financial statement disclosure of certain guarantees issued and outstanding. Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value undertaken in issuing the guarantee. In addition, guarantors must disclose the approximate term and nature of the guarantee, the maximum potential amount of future payments, current carrying amount of the liability and the nature of recourse provisions and collateral. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions of Interpretation No. 45 to have a material impact on our consolidated financial statements, results of operations or liquidity. Disclosure provisions of Interpretation No. 45 became effective and were adopted by us on December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, addressing consolidation by business enterprises of certain variable interest entities. Under the provisions of Interpretation No. 46, an enterprise must consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses or receive a majority of the entity's residual returns, or both, regardless of the enterprise's direct or indirect ability to make decisions about the entity's activities through voting or similar rights. Interpretation No. 46 applies immediately to interests in variable interest entities created or acquired after January 31, 2003 and to the first fiscal year or interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003. Application of this Interpretation did not have a material effect on our financial statements.

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2002 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

This section contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of the current national and regional economic recession on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank's ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the company's market area; fluctuation in demand for the Bank's products and services; the Corporation's ability to attract and retain qualified people, and other factors. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed since the balance sheet, please see its Annual Report on Form 10-K for the year ended December 31, 2002.

     Cascade Financial Corporation is a bank holding company incorporated in Delaware. The Corporation's sole operating subsidiary is Cascade Bank, a Washington state chartered commercial bank. The Corporation and the Bank are headquartered in Everett, Washington. The Bank offers loan, deposit and other financial services through its fifteen branches located in Snohomish and King Counties (Washington.)

Selected Financial Data

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

At or for the three
months ended March 31,
2003	2002
Return on average assets                             1.13%      0.98%
Return on average stockholders' equity              16.16      15.33
Average stockholders' equity to average assets       7.01       6.38
Other expenses to average assets                     2.23       2.08
Efficiency ratio                                    55.05      53.53
Average interest-bearing assets to average
    interest-bearing liabilities                   110.11     106.90

                       CHANGES IN FINANCIAL CONDITION

     Total assets increased 3.4% or $27.4 million to $831.6 million at March 31, 2003, compared to $804.2 million at December 31, 2002. Net loans increased 2.1% or $11.3 million to $558.0 million at March 31, 2003, from $546.7 million at December 31, 2002.

     Investment securities increased $26.9 million to $235.9 million at March 31, 2003, compared to $209.0 million at December 31, 2002. This investment growth was partially funded by a decrease in interest-earning deposits held at other institutions which decreased $10.0 million from $11.0 million at December 31, 2002 to $969,000 at March 31, 2003. The investments made during the quarter, as well as the existing investment portfolio, are concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) and collateralized mortgage obligations (CMOs) backed by pools of single family residential mortgages. All additions to the investment portfolio during the quarter were rated AAA in terms of credit quality by Moody's and/or Standard & Poors.

     As the Bank continued its focus on deposit generation, total deposits increased by $25.7 million from $509.9 million at December 31, 2002 to $535.6 million at March 31, 2003. Other borrowings outstanding were essentially unchanged. Federal Home Loan Bank-Seattle (FHLB) advances decreased by $5.5 million from $197.5 million at December 31, 2002 to $192.0 million at March 31, 2003. Securities sold under agreements to repurchase increased $5.3 million from $20.6 million at December 31, 2002 to $25.9 million at March 31, 2003.

     Stockholders' equity increased by $1.7 million from $56.6 million at December 31, 2002 to $58.3 million at March 31, 2003. The increase is primarily attributable to the retention of most of the net income for the period, which was $2.3 million. The Corporation's third cash dividend reduced stockholders' equity by $326,000 which was declared March 26, 2003. Accumulated comprehensive income decreased by $517,000 to $484,000 as of March 31, 2003.

Loan Portfolio

     Virtually all the Bank's loans are to businesses and individuals in the Puget Sound area. Business loans are made to small businesses within that area. Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The vast majority of these projects focus on entry level homes and/or the first trade-up home. Commercial real estate loans fund small non-owner occupied buildings. Home equity and consumer loans are primarily second mortgages on the borrower's primary residence. These loans comprise 74% of the home equity and consumer portfolio. The balance of this category are non-residential, e.g. automobiles, credit cards, or boats.

     Residential loans, held in the Bank's portfolio, are primarily adjustable rate loans secured by single family residences. Multi-family loans are usually adjustable rate loans secured by mortgages on projects with five or more units.

     As displayed in the following table, total loans increased by $11.8 million as of March 31, 2003, compared to December 31, 2002. In keeping with the Bank's evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business and real estate construction loans, grew. On the other hand, residential and consumer lending balances declined. Cascade sells almost all its 15 year and 30 year fixed rate, residential originations. The continuing mortgage refinancing wave has led to a $2.9 million (2.3%) reduction in our residential loan balances.

     The following summary reflects the Bank's loan portfolio as of the dates indicated:

Types of Loans                    Mar. 31,     % of       Dec. 31,     % of
--------------                     2003      Portfolio     2002     Portfolio
                                 --------------------------------------------
                                        ($ in thousands)

Business                         $153,615      27.1%     $142,273      25.6%
Real estate construction (net)     88,402      15.6        84,229      15.1
Commercial real estate             67,028      11.8        63,108      11.4
Home equity and consumer           44,416       7.8        49,331       8.9
Residential                       119,701      21.1       122,561      22.0
Multifamily                        94,341      16.6        94,245      17.0
                                  -----------------------------------------
Total loans                       567,503       100%      555,747       100%
Deferred loan fees                 (2,257)                 (2,198)
                                  -----------------------------------------
Loans                            $565,246                $553,549

(Loans held for sale are included in residential loans and at less than 1% of total loans are not considered material.)

Asset Quality


     Non-performing assets (non-performing loans and real estate owned) totaled $1.5 million and $1.4 million at March 31, 2003 and December 31, 2002, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $1.3 million at March 31, 2003, compared to $1.0 million at December 31, 2002. Of the $1.3 million, $726,660 were Business loans, $472,999 were Residential, and $117,154 were Home equity and consumer loans. Real estate owned was $231,000 as of March 31, 2003 compared to $461,000 at December 31, 2002.

     At March 31, 2003 the Bank's loan loss allowance totaled $7.3 million compared to $6.9 million at December 31, 2002. The allowance for loan losses was 1.28% of total loans outstanding at March 31, 2003 compared to 1.24% at December 31, 2002. The allowance for loan losses was 551% of non-performing loans at March 31, 2003. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and a slowdown in the economy of our market area. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

     During the quarter ended March 31, 2003, loan charge-offs equaled $101,000 while recoveries were $115,000 resulting in a net recovery of $14,000. Of the total, $46,000 represented the charge-offs of three business loans during the quarter, and the bulk of the recoveries was due to the successful restructuring of a business loan.

     The following table provides summary information concerning asset quality as of and for the three months ended March 31, 2003 and December 31, 2002 respectively:

                                                     March 31,     December 31,
                                                       2003            2002
                                                     --------------------------
Non-performing loans to total assets                    .16 %           .12 %
Non-performing loans to total loans outstanding         .23             .17
Non-performing assets to total assets                   .19             .18
Allowance for loan losses to non-performing loans       551             719
Allowance for loan losses to total loans               1.28            1.24
Net charge-offs to total loans                          .00             .07


                           RESULTS OF OPERATIONS

         Comparison of the Three Months Ended March 31, 2003 and 2002

General

     Net income increased 25.0% to $2.3 million for the three months ended March 31, 2003 compared to $1.8 million during the comparable period in 2002. Diluted net income per share was $0.34 for the quarter ended March 31, 2003 and $0.28 per share for the quarter ended March 31, 2002, an increase of 21%. This increase is primarily attributable to the increase in net interest income of $276,000 to $6.7 million for the quarter ended March 31, 2003. Other income increased by $643,000 to $1.6 million for the quarter ended March 31, 2003. Other expense increased $619,000 to $4.6 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. During the quarter, the Bank paid $442,000 in prepayment fees on Federal Home Loan Bank (FHLB) advances compared to $105,000 during the quarter ended March 31, 2002.

Net Interest Income

     Net interest income increased 4.3% or $276,000 to $6.7 million for the three months ended March 31, 2003 compared to $6.5 million for the three months ended March 31, 2002. An increase in average earning assets accounted for most of the change in net interest income. Average interest earning assets increased $51.6 million or 6.9% to $798.9 million for the three months ended March 31, 2003 compared to the same period in 2002. Average total loans (including loans held for sale) decreased $17.7 million to $561.0 million and average investment securities increased $66.9 million to $225.1 million for the three months ended March 31, 2003 compared to the same quarter of the prior year.

                                              At or for the
                                            three months ended
                                                 March 31,
                                            2003         2002
                                          ----------------------
                                          (dollars in thousands)

Average interest earning assets          $798,937     $747,341
Average interest bearing liabilities      725,571      699,097
Yield on interest earning assets             6.44%        7.22%
Cost of interest bearing liabilities         3.36         4.01
  Net interest spread                        3.08         3.21
  Net interest margin                        3.38         3.46


     The net interest margin decreased 8 basis points to 3.38% for the three months ended March 31, 2003 compared to the same quarter the prior year. The decrease in the net interest margin is the result of a decrease in asset yields that exceeded the decrease in liability costs. The yield on interest earning assets decreased 78 basis points to 6.44% for the three months ended March 31, 2003, compared to 7.22% for the three months ended March 31, 2002. The cost of funds decreased to 3.36% for the three months ended March 31, 2003 compared to 4.01% for the same period in 2002, a drop of 65 basis points.

     The yield on assets fell as the steep descent in rates led to the refinancing or rate modification on many loans. Also, mortgage backed securities repaid and investment securities, with call features, were called. Asset yields were also lowered by the increased percentage of earning assets represented by investment securities and cash equivalents. Finally, the purchase of $10 million in Bank Owned Life Insurance (BOLI) decreased the total of interest earning assets. The income from BOLI is categorized as a separate line item of other income.

     On the other hand, the cost of liabilities declined as the rates paid on deposits dropped with the general level of interest rates. However, deposits continued to reprice to slightly lower rates throughout the quarter. Also, during the period, the Bank prepaid $19.5 million in long term, high rate FHLB advances that resulted in prepayment fees, but lowered the cost of funds as the bank replaced these high rate advances with $14 million in low rate advances.

Provision for loan losses

     Cascade's provision for loan losses was $375,000 for the three months ended March 31, 2003. The provision was $700,000 for the same period in 2002. The decrease in the provision reflects a decrease in net charge-offs, growth in the ALLL, and continuing low levels of non-performing loans.

     The immediate prospects for the economy in the Corporation's market area (Snohomish County and East King County of Washington state) remain less than robust. The area's largest employer, Boeing, continues to layoff employees due to the slowing demand for commercial aircraft. The slowdown in many areas of technology has had a negative impact on the demand for commercial real estate in our market area. The vacancy rates for Class A, high rise office space has increased in Seattle and Bellevue to 25% today. While the impact on the Bank's asset quality has been muted to date, a continued economic slump will have adverse ramifications for some borrowers and hence lenders in our market.

     This economic slowdown comes at a time when management intends to emphasize the growth of the business and construction portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

     Other income increased $643,000 or 66.2% to $1.6 million for the three months ended March 31, 2003 as compared to $972,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, gain on the sale of investment securities increased by $732,000 to $765,000 as the Bank realigned its investment portfolio as rates fell to levels not seen in 40 years. Service fee income rose to $425,000 compared to $402,000 for the same period in the prior year. Gain on sale of loans increased $87,000 from $118,000 to $205,000 due to continued high levels of refinance activity. Lower service fees in the Bank's investment advisory subsidiary, Cascade Investment Services, were more than offset by increases in miscellaneous fees and service charges.

Other Expense

     Other expense was $4.6 million for the three months ended March 31, 2003 compared with $4.0 million for the three months ended March 31, 2002. The increase in other expense was driven by increases in salary and benefit expense and prepayment fees on Federal Home Loan Bank advances.

     Salary and employee benefit expenses increased $344,000 to $2.5 million during the three months ended March 31, 2003 compared to the same quarter last year. The increase in these expenses was primarily due to: a modest increase in the number of employees due to opening a new branch and a customer service center during the fourth quarter of 2002; an increase in incentive accruals based upon the Corporation's financial performance; as well as an increase in health insurance premiums paid on behalf of employees.

     The remaining other operating expense categories, excluding prepayment fees, totaled $1.7 million for the three months ended March 31, 2003. For the same period in 2002, other operating expenses were also $1.7 million.

     Prepayment fees on Federal Home Loan Bank advances were $442,000 for the three months ended March 31, 2003. The prepayments of advances were made possible by deposit growth exceeding asset growth. The advances prepaid were high rate and were extinguished to lower the cost of funds and improve the net interest margin.

     Federal income tax expenses increased $169,000 to $1.1 million, an increase of 18.7% during the three months ended March 31, 2003 compared to the same period last year. For the three months ended March 31, 2003, the Corporation's effective tax rate was 32% compared to 33% for the same period in 2002. Tax benefits related to bank owned life insurance, interest on tax exempt loans, and exercises of non-qualifying options accounted for the difference from the "expected" Federal income tax rate of 34% during each of the periods.

     Since the Corporation has no goodwill on its balance sheet, the implementation of the new accounting standard for goodwill had no impact on its operating results.

Segment Results

     The following is a summary of selected operating segment information for the three month periods ended March 31, 2003 and 2002. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.


For the three months ended March 31, 2003
-----------------------------------------

                                                                               Income                 Administration/
                                   Business    Residential    Construction    Property    Consumer       Treasury        Total
                                   -------------------------------------------------------------------------------------------
                                                                           (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses         $1,488          443            954         1,444        432            1,594         6,355
Other Income                            14          231              -             -        354            1,016         1,615
Direct Expense                         276          144             85            28        312            3,749         4,594
Allocated Overhead                     294          243            180           327         95           (1,139)            -
                                     -----------------------------------------------------------------------------------------
Income before Income Tax               932          287            689         1,089        379                -         3,376
Federal Income Taxes                   296           91            219           346        120                -         1,072
                                     -----------------------------------------------------------------------------------------
Net Income                          $  636          196            470           743        259                -         2,304
                                     -----------------------------------------------------------------------------------------

For the three months ended March 31, 2002
-----------------------------------------
                                                                               Income                 Administration/
                                   Business    Residential    Construction    Property    Consumer       Treasury        Total
                                   -------------------------------------------------------------------------------------------
                                                                           (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses         $1,151          560            919         1,266        454            1,404         5,754
Other Income                            16          150              -             2        314              490           972
Direct Expense                         287          148             93            31        288            3,128         3,975
Allocated Overhead                     277          304            166           368        119           (1,234)            -
                                     -----------------------------------------------------------------------------------------
Income before Income Tax               603          258            660           869        361                -         2,751
Federal Income Taxes                   198           85            217           285        118                -           903
                                     -----------------------------------------------------------------------------------------
Net Income                          $  405          173            443           584        243                -         1,848
                                     -----------------------------------------------------------------------------------------

Income Property includes Commercial Real Estate and Multi-family lending.

Liquidity and Sources of Funds

     The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; and deposit withdrawals. As of March 31, 2003, Cascade had $23.3 million of construction loans in process, $41.4 million in unused business lines of credit and $28.9 million in unused consumer lines of credit. While virtually all the loans in process will be funded as the construction projects move toward completion, only a modest portion of the business and consumer lines will require funding. Historically, the Bank's business customers use approximately 36% of their line. About 50% of the home equity lines of credit are not drawn upon at any point in time.

     Funding needs are met through the sale of loans, existing liquidity balances, repayment of existing loans, deposit growth, FHLB-Seattle advances, and other borrowings. Cascade maintains balances in FHLB deposits, which equaled $969,000 as of March 31, 2003 and $11.0 million at December 31, 2002. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding were $154.0 million at the end of the quarter and $105.9 million as of December 31, 2002.

     Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $291 million at current asset levels. At March 31, 2003, the Bank had $192.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $99.0 million. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At March 31, 2003 the Bank had $25.9 million in reverse repurchase agreements outstanding. The Bank also has a $6 million Fed funds line with its correspondent bank, which was not used during the quarter.

Capital Resources

     The Corporation's primary source of capital is the retention of its net income. On March 26, 2003, the Board of Directors voted to declare the Corporation's third cash dividend. The $.05 per share dividend was payable on April 24th to shareholders of record on April 10th. The $326,000 dividend payout represented 14% of quarterly earnings.

     The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade's stock which they have held for a minimum of six months to exercise options.

     Through this tender activity and a stock repurchase program that expired in July 2001, the Corporation has repurchased approximately 174,000 shares of stock at a cost of $1.4 million as of March 31, 2003. These shares, which represent 2.6% of shares outstanding, are accounted for as Treasury Stock. Cascade does not currently have a stock repurchase program.

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

Capital Requirements

     Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank's regulatory capital requirements are expressed as a
percentage of assets.   As of March 31, 2003, for the purposes of this
calculation, the Bank's total assets and total risk based assets were $822.3 million and $573.1 million respectively. The related excess capital amounts as of March 31, 2003 are presented in the following table ($ amounts in 000's):

     Core capital                    Amount     Percentage
                                     ------     ----------
     Tier 1 (Core) capital          $66,598        8.10%
     Less:  Minimum requirement      32,892        4.00
                                     ------      ------
     Excess                         $33,706        4.10%
                                     ======      ======

     Risk-based capital              Amount     Percentage
                                     ------     ----------
     Risk-based capital             $73,763       12.87%
     Less: Minimum requirement(1)    45,848        8.00
                                     ------      ------
     Excess                         $27,915        4.87%
                                     ======      ======

     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of March 31, 2003, which requires a core capital to assets of at least 6% and a risk based capital to assets of at least 10%.

     The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.25% and a Risk Based ratio of 13.08%.


      Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                           ASSET/LIABILITY MANAGEMENT

     The Bank, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities re-price on different terms than its interest-earning assets.

     The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. While the Bank has used interest rate swaps and other off balance sheet instruments in the past, it has not used any such contracts during the time periods covered by this report. Instead, to limit its interest rate risk, the Bank has migrated its loan mix toward prime based business and construction loans. The Bank sells virtually all new 15 and 30 year fixed rate residential loans, servicing released to its correspondent mortgage banks on a best efforts basis. The Bank's fixed rate portfolio loans secured by real estate consist primarily of mortgages with initial fixed rate periods of three or five years that after the initial period convert to one year adjustable rate loans.

     The growth in the Bank's investment portfolio has been generally limited to collateralized mortgage obligations (CMOs) with expected average lives under five years and callable Agency securities. The callable Agency securities have intermediate maturities with durations less than five years but final maturities of up to 15 years in some cases. Given the steepness of the yield curve, these securities offer very attractive yields compared to securities with shorter final maturities. Since most of these securities are classified as "available for sale", in an increasing interest rate environment, these securities could produce mark to market losses that would be reflected in the Corporation's comprehensive income. If however, interest rates decline, these securities could be called by the issuer. During the quarter ended March 31, 2003, $53.0 million of these securities were called.

     The Bank extends the maturity of its liabilities by offering deposit products to long-term customers, and by obtaining longer term FHLB-Seattle advances. As of March 31, 2003, all of the $192.0 million of advances had original maturities greater than one year and all but $27 million have remaining maturities greater than one year. Of the total amount, $145 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. However, at current interest rates, no advances would likely be converted. Further, even in a +200 basis point rate shock scenario, only a total of $20 million would be converted.

     Cascade uses a simulation model to measure its interest rate risk which is defined as the impact on net interest income resulting from changes in market interest rates. Cascade uses mark to market reports to measure the impact of changes in rates on the fair value of its balance sheet in rate shock scenarios. Cascade's Board of Directors has established policies that limit the reduction in the Bank's net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios.

     Using standard rate shock methodology, the Bank's net interest income increases 1.2% in the up 200 basis points scenario and decreases 7.2% in the down 200 basis point scenario, both within the Board established limit of a 10% decline. The Bank's fair value of equity decreases 9.4% in the up 200 basis points shock and increases 5.1% in the down 200 basis point scenario. The established limit is a 30% decline. The minimum adjusted capital to asset limit is 5% in either scenario. In the up 200 basis point scenario, the capital/asset ratio is 7.07%. In the down 200 basis point shock, the capital ratio is 7.93%.

                       Item 4 - Controls and Procedures

               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Secretary/Treasurer and several other members of the registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Secretary/Treasurer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Secretary/Treasurer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                          CHANGES IN INTERNAL CONTROLS

     In the quarter ended March 31, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                    DISCLOSURE CONTROLS AND INTERNAL CONTROLS

     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Cascade Financial Corporation's reports filed under the Securities Exchange Act of 1934 (Exchange
Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statement in conformity with accounting principles generally accepted in the United States of America.

                 LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

     Cascade Financial Corporation's management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cascade Financial Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Corporation and the Bank is involved litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position.

Item 2.  Changes in Securities.

     Not applicable

Item 3.  Defaults upon Senior Securities.

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.  Other information.

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

 3.1   Certificate of Incorporation of Cascade Financial Corporation(1)
 3.2   Bylaws of Cascade Financial Corporation1
10.1   Cascade Financial Corporation 1994 Employee Stock Purchase Plan(1)
10.2   Cascade Financial Corporation 1992 Stock Option and Incentive Plan(2)
10.3   Cascade Financial Corporation Employee Stock Ownership Plan(2)
10.4   Cascade Financial Corporation 1997 Stock Option Plan(3)

(b)  Reports on Form 8-K

     Not applicable

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

                                            CASCADE FINANCIAL CORPORATION


     May 13, 2003                          /s/  Lars H. Johnson
                                           By:  Lars H. Johnson,
                                                Executive Vice President
                                                (Chief Financial Officer)



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

Date: May 13, 2003                       /s/ Carol K. Nelson
                                         ---------------------------
                                             Carol K. Nelson,
                                             President and CEO



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

Date: May 13, 2003                       /s/ Lars H. Johnson
                                         ---------------------------
                                             Lars H. Johnson,
                                             Chief Financial Officer


              CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned are the Chief Executive Officer and the Chief Financial Officer of Cascade Financial Corporation (the "Registrant"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2003.

     We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and the results of operations of the Registrant.


Date: May 13, 2003                       /s/ Carol K. Nelson
                                         ---------------------------
                                             Carol K. Nelson,
                                             President and CEO


                                         /s/ Lars H. Johnson
                                         ---------------------------
                                             Lars H. Johnson,
                                             Chief Financial Officer