Form 10-Q
period 2003-06-30
CASCADE FINANCIAL CORP
filed 2003-08-12
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549
                       ------------------------
                             FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO
                                                     ------    ------

                     Commission file number 0-25286


                     CASCADE FINANCIAL CORPORATION
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

              Washington                            91-1661954
     ------------------------------              -----------------
    (State or other jurisdiction of                (IRS Employer
     incorporation or organization)              Identification No.)


          2828 Colby Avenue
          Everett, Washington                          98201
  --------------------------------------              --------
 (Address of principal executive offices)            (Zip Code)

                            (425) 339-5500
          --------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X     No
                                                   -----      -----

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes   X       No
                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of August 4, 2003
----------------------------              --------------------------------
Common Stock ($.01 par value)                        6,565,688

                     CASCADE FINANCIAL CORPORATION

                              FORM 10-Q
                  for the Quarter Ended June 30, 2003
                  -----------------------------------


                                INDEX


PART I - Financial Information:

  Item 1 - Financial Statements:

    - Condensed Consolidated Balance Sheets..................................3

    - Condensed Consolidated Statements of Operations........................4

    - Consolidated Statements of Comprehensive Income........................5

    - Condensed Consolidated Statements of Cash Flows........................6

    - Notes to Condensed Consolidated Financial Statements...................8

  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................................12


  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......23

  Item 4 - Controls and Procedures..........................................25


PART II - Other Information.................................................27

                      PART I -- FINANCIAL INFORMATION
                      -------------------------------
                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                 (unaudited)

                                                   June 30,     December 31,
ASSETS                                               2003           2002
------                                             --------     ------------
Cash on hand and in banks                          $ 10,436          9,640
Interest-earning deposits in other institutions       4,594         10,955
Securities available-for-sale                       170,984        159,897
Securities held-to-maturity (market value of
  $84,053 and $49,639)                               83,512         49,078
Loans                                               567,151        553,549
Allowance for loan losses                            (7,576)        (6,872)
                                                    ----------------------
     Loans, net                                     559,575        546,677
Premises and equipment, at cost, net                  8,797          9,261
Bank owned life insurance                            10,887         10,619
Accrued interest receivable and other assets          7,634          8,026
                                                    ----------------------
     TOTAL ASSETS                                  $856,419        804,153
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Deposits                                           $545,962        509,850
Federal Home Loan Bank advances                     194,000        197,500
Securities sold under agreements to repurchase       34,057         20,569
Trust preferred securities                           10,000         10,000
Advance payments by borrowers for taxes
  and insurance                                       1,337          1,507
Dividends payable                                       328            324
Accrued expenses and other liabilities                8,444          6,254
Deferred federal income taxes                         1,347          1,509
                                                    ----------------------
     TOTAL LIABILITIES                              795,475        747,513

Stockholders' Equity:
--------------------
Preferred stock, $.01 par value, 500,000
  shares authorized; no shares issued
  or outstanding                                          -              -
Common stock, $.01 par value, 25,000,000
  shares authorized; 6,563,240 and 6,657,547
  shares issued and outstanding                          66             67
Additional paid-in capital                           11,663         11,481
Treasury stock, 0 and 173,427 shares at cost              -         (1,347)
Retained earnings, substantially restricted          48,217         45,438
Cumulative other comprehensive income, net              998          1,001
                                                    ----------------------
	TOTAL STOCKHOLDERS' EQUITY                     60,944         56,640
                                                    ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $856,419        804,153
                                                    ======================

          See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                 (unaudited)

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      2003       2002         2003       2002
Interest income:                  ---------------------   ---------------------
  Loans                          $    9,514      10,517      19,143      21,360
  Securities held-to-maturity	          734          80       1,350         160
  Securities available-for-sale       2,064       2,431       4,286       4,631
  FHLB stock dividends                  186         199         418         393
  Interest-earning deposits              34          71          83         127
                                  ---------------------   ---------------------
    Total interest income            12,532      13,298      25,280      26,671

Interest expense:
  Deposits                            2,887       3,172       5,755       6,342
  Borrowings                          2,650       3,256       5,517       6,714
  Trust preferred securities            284         291         567         581
                                  ---------------------   ---------------------
    Total interest expense            5,821       6,719      11,839      13,637

Net interest income                   6,711       6,579      13,441      13,034
  Provision for loan losses             300         420         675       1,120
                                  ---------------------   ---------------------
Net interest income after
   provision for loan losses          6,411       6,159      12,766      11,914

Other income:
  Gain on sale of loans                 269         111         474         229
  Service charges                       424         402         849         804
  Gain on sale of securities
   available-for-sale                   575         354       1,340         387
  Net (loss) gain on sale of real
   estate owned, investment
   property and other repossessed
   assets                                 7         (23)         48         353
  Bank owned life insurance             147           8         295           5
  Other                                  29          41          60          77
                                  ---------------------   ---------------------
    Total other income                1,451         893       3,066       1,865

Other expenses:
  Salaries and employee benefits      2,320       2,332       4,805       4,475
  Occupancy                             639         548       1,251       1,149
  Marketing                             112          90         223         170
  Data processing                        69          67         140         127
  Debt prepayment fees                  276         220         718         325
  Other                                 982         877       1,855       1,863
                                  ---------------------   ---------------------
    Total other expenses              4,398       4,134       8,992       8,109

    Income before income taxes        3,464       2,918       6,840       5,670
  Federal income taxes                1,105         906       2,177       1,810
                                  ---------------------   ---------------------
    Net income                   $    2,359       2,012       4,663       3,860
                                  =====================   =====================
Earnings per share:
  Basic                          $     0.36        0.31        0.72        0.61
  Diluted                              0.35        0.30        0.69        0.59
Weighted average number of shares
   outstanding:
  Basic                           6,537,703   6,389,505   6,517,818   6,340,834
  Diluted                         6,709,111   6,619,322   6,711,932   6,569,590

          See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (dollars in thousands, unaudited)


                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      2003       2002         2003       2002
                                   ---------------------   ---------------------
Net Income	                         $2,359       2,012       4,663       3,860
Increase in unrealized gain on
  securities available-for-sale,
  net of tax expense of $194 and
  $782 for the three months ended
  June 30, 2003 and 2002,
  respectively and $891 and $505
  for the six months ended June
  30, 2003 and 2002, respectively.      893       1,517         881         980

Less reclassification adjustment
  for gains included in net income,
  net of tax (benefit) of $(196)
  and $(121) for the three months
  ended June 30, 2003 and 2002,
  respectively and $(456) and $(132)
  for the six months ended June 30,
  2003 and 2002, respectively.         (379)       (233)       (884)       (255)
                                      -----------------       -----------------
Comprehensive Income                 $2,873       3,296       4,660       4,585
                                      -----------------       -----------------

          See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                     Six Months Ended June 31,
                                                       2003             2002
Cash flows from operating activities:                -------------------------
  Net income                                         $   4,663          3,860
  Adjustments to reconcile net income to net          -----------------------
   cash provided by (used in) operating activities:
    Depreciation and amortization of premises
     and equipment                                         708            602
    Increase in cash surrender value of Bank Owned
     Life Insurance                                       (268)            --
    Amortization of retained servicing rights              109            101
    Gain on sale of premises and equipment                  --              2
    Provision for losses on loans                          675          1,120
    Deferred loan fees, net of amortization                 14           (128)
    Net gain on sales of securities available-
     for-sale                                           (1,340)          (387)
    Net gain on sales of real estate owned,
     investment property and other repossessed assets      (49)          (353)
    Federal Home Loan Bank stock dividend received        (418)          (393)
    Deferred federal income taxes                         (160)           324
    Net change in accrued interest receivable and
     other assets over accrued expenses and
      other liabilities                                  2,598            366
                                                      -----------------------
        Net cash provided by operating activities        6,532          5,114

Cash flows from investing activities:
  Loans originated, net of principal repayments        (14,160)        17,264
  Principal repayments on securities held-to-
   maturity                                              2,842            869
  Purchase of securities held-to-maturity              (72,189)        (5,000)
  Proceeds from calls of securities held-to-
   maturity                                             34,913             --
  Principal repayments on securities available-
   for-sale                                             48,953          9,549
  Purchases of securities available-for-sale          (195,426)       (90,393)
  Proceeds from sales of securities available-
   for-sale                                            137,138         81,698
  Proceeds from sale of investment property                 --            956
  Purchases of premises and equipment                     (253)          (408)
  Proceeds from sales/retirements of premises
   and equipment                                             9             (2)
  Proceeds from loan participations sold                   498             --
        Net cash provided by (used in)                -----------------------
             investing activities                      (57,675)        14,533

Subtotal, carried forward                            $ (51,143)        19,647
                                                      -----------------------

          See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)

                                                     Six Months Ended June 31,
                                                       2003             2002
                                                     -------------------------
Subtotal, brought forward                            $ (51,143)        19,647
                                                      -----------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   381            625
  Dividend paid                                           (650)            --
  Purchase of treasury stock                                (8)          (265)
  Repurchase of common stock                               (75)            --
  Net increase in deposits                              36,112         43,863
  Net increase (decrease) in Federal Home Loan
   Bank advances                                        (3,500)       (29,000)
  Net increase (decrease) in securities sold
   under agreements to repurchase                       13,488        (11,660)
  Net increase in advance payments by borrowers
   for taxes and insurance                                (170)          (357)
     Net cash provided by financing activities          45,578          3,206

  Net increase (decrease) in cash and cash equivalents  (5,565)        22,853
Cash and cash equivalents at beginning of period        20,595         11,622

Cash and cash equivalents at end of period           $  15,030         34,475

Supplemental disclosures of cash flow information-
 cash paid during the period for:
  Interest                                           $  12,445         11,391
  Federal income taxes                                   2,000          1,105

Supplemental schedule of noncash investing and
 financing activities:
  Net mortgage loans transferred to real estate owned       75            747
  Mark to market on securities available-for-sale            6         (1,098)
  Retirement of treasury stock in retained earnings     (1,230)            --
  Dividends declared in retained earnings                 (654)            --


          See notes to condensed consolidated financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2003
                               (unaudited)

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

     Periodically there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporation's and the Bank's business. In the opinion of management no material loss is expected from any of such pending lawsuits.

3.   Stockholders' Equity

     a)   Earnings Per Share

     The following table presents the computation of basic and diluted net income per share for the three and six-month period ended June 30:

                                   Three     Three      Six       Six
                                   Months    Months    Months    Months
                                   Ended     Ended     Ended     Ended
                                   2003      2002       2003      2002
                                ------------------------------------------
                                           Dollars in thousands,
                                    except share and per share amounts
Numerator:
---------
Net income                     $    2,359      2,012      4,663      3,860
                                ==========================================
Denominator:
-----------
Denominator for basic net
 income per share-Weighted
 average shares                 6,537,703  6,389,505  6,517,818  6,340,834
Effect of dilutive securities:
 Stock options                    171,408    229,817    194,114    228,756
                                ------------------------------------------
Denominator for diluted net
 income per share-Weighted
 average shares and assumed
 conversion	of dilutive stock
 options                        6,709,111  6,619,322  6,711,932  6,569,590
                                ==========================================
Basic net income per share     $     0.36       0.31       0.72       0.61
                                ==========================================
Diluted net income per share   $     0.35       0.30       0.69       0.59
                                ==========================================

As of June 30, 2003, and 2002 there were anti-dilutive options to purchase shares of 0 and 114,962 respectively, excluded from the above disclosure.

     b)   Cash  Dividend Declared

     On June 25th, the company announced its third cash dividend payment of $0.05 per share, which was paid on July 24, 2003, to shareholders of record on July 10, 2003.

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

                                   Three     Three      Six       Six
                                   Months    Months    Months    Months
                                   Ended     Ended     Ended     Ended
                                   2003      2002       2003      2002
                                 -----------------------------------------
                                             Dollars in thousands,
                                     except share and per share amounts

Net income
As reported                        $2,359      2,012      4,663      3,860
  Less SFAS 123 compensation
   costs                               56         63         78        115
                                    --------------------------------------
  Pro forma                        $2,303      1,949      4,585      3,745
                                    ======================================
Net income per common share
  Basic
   As reported                     $ 0.36       0.31       0.72       0.61
   Pro forma                         0.35       0.31       0.70       0.59
  Diluted
   As reported                     $ 0.35       0.30       0.69       0.59
   Pro forma                         0.34       0.29       0.68       0.57

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

     In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this statement were adopted in December 2002 and did not have a material effect on the results of our operations or financial position.

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

     In April 2003, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 20, 2003 and hedging relationships designated after June 30, 2003. Except for the provisions related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 implementation issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Management does not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.

     In May 2003, the Financial Accounting Standards Boards issued Financial Accounting Standard (FAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003 and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted.
The Company has adopted the provisions of this Statement and as a result, reclassified its Trust Preferred Securities from mezzanine capital to liabilities.


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------

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

     Cascade Financial Corporation is a bank holding company, incorporated in Washington as of May 2003. The Corporation's sole operating subsidiary is

Cascade Bank, a Washington state chartered commercial bank. The Corporation and the Bank are headquartered in Everett, Washington. The Bank offers loan, deposit and other financial services through its fifteen branches located in Snohomish and King Counties (Washington).

Selected Financial Data
-----------------------

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

                                               At or for the     At or for the
                                                three months       six months
                                               ended June 30,    ended June 30,
                                                2003     2002     2003     2002
                                               --------------------------------
Return on average assets                       1.14%    1.06%    1.13%    1.02%
Return on average stockholders' equity        15.88    15.95    16.02    15.65
Average stockholders' equity to
 average assets                                7.16     6.64     7.08     6.51
Other expenses to average assets               2.17     2.17     2.21     2.13
Efficiency ratio                              53.88    55.33    54.47    54.43
Average interest-bearing assets to
 average interest-bearing liabilities        110.50   110.23   110.31   109.93


                        CHANGES IN FINANCIAL CONDITION
                        ------------------------------

     Total assets increased 6.5% or $52.2 million to $856.4 million at June 30, 2003, compared to $804.2 million at December 31, 2002. Net loans increased 2.4% or $12.9 million to $559.6 million at June 30, 2003, from $546.7 million at December 31, 2002.

     Investment securities increased $45.5 million to $254.5 million at June 30, 2003, compared to $209.0 million at December 31, 2002. This investment growth was partially funded by a decrease in interest-earning deposits held at other institutions, which decreased $6.4 million from $11.0 million at December 31, 2002 to $4.6 million at June 30, 2003. The investments made during the quarter, as well as the existing investment portfolio, are concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) and collateralized mortgage obligations (CMOs) backed by pools of single family residential mortgages. All additions to the investment portfolio during the quarter were rated AAA in terms of credit quality by Moody's and/or Standard & Poors.

     As the Bank continued its focus on deposit generation, total deposits increased by $36.1 million from $509.9 million at December 31, 2002 to $546.0 million at June 30, 2003. Other borrowings outstanding in aggregate were increased moderately. Federal Home Loan Bank-Seattle (FHLB) advances decreased by $3.5 million from $197.5 million at December 31, 2002 to $194.0 million at June 30, 2003. Securities sold under agreements to repurchase increased $13.5 million from $20.6 million at December 31, 2002 to $34.1 million at June 30, 2003.

     Stockholders' equity increased by $4.3 million from $56.6 million at December 31, 2002 to $60.9 million at June 30, 2003. The increase is primarily attributable to the retention of most of the net income for the period, which was $4.7 million. The Corporation's cash dividends reduced stockholders' equity by $650,000. The dividend was declared June 25, 2003 and payable on July 24, 2003. Accumulated comprehensive income decreased by $3,000 to $998,000 as of June 30, 2003.

Loan Portfolio

     Virtually all the Bank's loans are to businesses and individuals in the Puget Sound area. Business loans are made to businesses within that area.
Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The vast majority of these projects focus on entry level homes and/or first trade-up homes. Commercial real estate loans fund small non-owner occupied buildings. Home equity and consumer loans are primarily second mortgages on the borrower's primary residence. These loans comprise 73% of the home equity and consumer portfolio. The balance of this category are non-residential, e.g. automobiles, credit cards, or boats.

     Residential loans, held in the Bank's portfolio, are primarily adjustable rate loans secured by single family residences. Multi-family loans are usually adjustable rate loans secured by mortgages on projects with five or more units.

     As displayed in the following table, total loans increased by $13.6 million as of June 30, 2003, compared to December 31, 2002. In keeping with the Bank's evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business and commercial real estate loans grew. The Bank continued to win business in its market niche. Real estate construction loans dipped due to a combination of factors. A strong housing market led to good sales volumes and hence, loan paydowns by developers. Also, the Bank was paid-off on one large project. On the other hand, residential and consumer lending balances declined as refinancing activity continued with the dramatic fall in rates. Since the Bank sells almost all its 15 year and 30 year fixed rate residential originations, the continuing mortgage refinancing wave has led to a $12.1 million (9.9%) reduction in our residential loan balances.

     The following summary reflects the Bank's loan portfolio as of the dates indicated:

                               Jun. 30,   % of       Dec. 31,    % of
                                 2003    portfolio     2002     portfolio
                               ------------------------------------------
Types of Loans                              ($ in thousands)
--------------
Business                       $184,307    32.4%     $142,273     25.6%
Real estate construction (net)   73,571    12.9        84,229     15.1
Commercial real estate           75,661    13.3        63,108     11.4
Home equity and consumer         39,271     6.9        49,331      8.9
Residential                     110,480    19.4       122,561     22.0
Multifamily                      86,074    15.1        94,245     17.0
                                --------------------------------------
Total loans                     569,364     100%      555,747      100%
Deferred loan fees               (2,213)               (2,198)
                                -------------------------------------
Loans                          $567,151              $553,549

(Loans held for sale are included in residential loans and at less than 1% of total loans are not considered material.)

Asset Quality

-------------

     Non-performing assets (non-performing loans and real estate owned) totaled $1.6 million and $1.4 million at June 30, 2003 and December 31, 2002, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $1.4 million at June 30, 2003, compared to $1.0 million at December 31, 2002, which represents 0.25% and 0.17% of total loans, respectively. Of the $1.4 million, $713,775 were Business loans, $513,236 were Residential, and $199,752 were Home equity and consumer loans. Real estate owned was $160,000 as of June 30, 2003 compared to $461,000 at December 31, 2002.

     At June 30, 2003 the Bank's loan loss allowance totaled $7.6 million compared to $6.9 million at December 31, 2002. The allowance for loan losses was 1.33% of total loans outstanding at June 30, 2003 compared to 1.24% at December 31, 2002. The allowance for loan losses was 531% of non-performing loans at June 30, 2003. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and a slowdown in the economy of our market area. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

     During the quarter ended June 30, 2003, loan charge-offs equaled $113,000 while recoveries were $128,000 resulting in a net recovery of $15,000. Of the total, $74,000 represented the charge-offs of two business loans during the quarter, and the bulk of the recoveries was due to the successful restructuring of a business loan.

     The following table provides summary information concerning asset quality as of and for the three months ended June 30, 2003 and December 31, 2002 respectively:

                                                  June 30,   December 31,
                                                    2003         2002
                                                  --------   ------------
Non-performing loans to total assets                 .17%        .12%
Non-performing loans to total loans outstanding      .25         .17
Non-performing assets to total assets                .19         .18
Allowance for loan losses to non-performing loans    531         719
Allowance for loan losses to total loans            1.33        1.24
Net charge-offs to total loans                       .00         .07

                            RESULTS OF OPERATIONS
                            ---------------------

      Comparison of the Three and Six Months Ended June 30, 2003 and 2002

Overview

     Net income increased 17.0% to $2.36 million for the three months ended June 30, 2003 compared to $2.01 million during the comparable period in 2002. Diluted net income per share was $0.35 for the quarter ended June 30, 2003 and $0.30 per share for the quarter ended June 30, 2002, an increase of 17%. This increase is primarily attributable to the increase in net interest income of $132,000 to $6.7 million for the quarter ended June 30, 2003. Other income increased by $558,000 to $1.5 million for the quarter ended June 30, 2003. Other expense increased $264,000 to $4.4 million for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. During the quarter, the Bank paid $276,000 in prepayment fees on Federal Home Loan Bank (FHLB) advances compared to $220,000 during the quarter ended June 30, 2002.

     Net income for the six months ended June 30, 2003 was $4.7 million compared with $3.9 million during the comparable period in 2002. Net income per diluted share was $0.69 for the six months ended June 30, 2003, compared with $0.59 in 2002. The $407,000 increase in net interest income and the $1.2 million increase in other income more than offset the $883,000 increase in other expenses which included an increase of $393,000 in FHLB prepayment fees and an increase of $330,000 in salaries and employee benefits.

Net Interest Income

     Net interest income increased 2.0% or $132,000 to $6.7 million for the three months ended June 30, 2003 compared to $6.6 million for the three months ended June 30, 2002. An increase in average earning assets offset the contraction in net interest margin. Net interest income for the six months ended June 30, 2003 and 2002 was $13.4 million and $13.0 million respectively.

     Average interest earning assets increased $62.3 million or 8.4% to $808.4 million for the three months ended June 30, 2003 and $57.0 million or 7.6% to $803.7 for the six months ended June 30, 2003 compared to the same periods in 2002. Average total loans (including loans held for sale) decreased $6.9 million to $549.4 million and average investment securities increased $74.2 million to $239.6 million for the three months ended June 30, 2003 compared to the same quarter of the prior year.

                                         At or for the        At or for the
                                      three months ended     six months ended
                                            June 30,             June 30,
                                         2003      2002       2003       2002
                                       ----------------------------------------
                                                    (dollars in thousands)

Average interest earning assets      $808,384   $746,065   $803,661   $746,703
Average interest bearing liabilities  731,551    676,797    728,561    679,272
Yield on interest earning assets         6.21%      7.14%      6.32%      7.18%
Cost of interest bearing liabilities     3.19%      3.98%      3.28%      4.05%
  Net interest spread                    3.02%      3.16%      3.05%      3.13%
  Net interest margin                    3.32%      3.53%      3.35%      3.50%


     The net interest margin decreased 21 basis points to 3.32% for the three months ended June 30, 2003 compared to the same quarter the prior year. The decrease in the net interest margin is the result of a decrease in asset yields that exceeded the decrease in liability costs. The yield on interest earning assets decreased 93 basis points to 6.21% for the three months ended June 30, 2003, compared to 7.14% for the three months ended June 30, 2002. The cost of funds decreased to 3.19% for the three months ended June 30, 2003 compared to 3.98% for the same period in 2002, a drop of 79 basis points. For the six months ended June 30, 2003, the net interest margin dropped 15 basis points from 3.50% to 3.35%. As was the case with the quarterly results, the yield on earnings assets decreased more than the cost of interest bearing liabilities, 86 basis points versus 77 basis points respectively.

     The yield on assets fell as the steep descent in rates led to the refinancing or rate modification on many loans. Also, mortgage backed securities repaid more rapidly than forecasted and investment securities with call features, were called. Asset yields were also lowered by the increased percentage of earning assets represented by investment securities and cash equivalents. Finally, the purchase of $10 million in Bank Owned Life Insurance
(BOLI) in November 2002 decreased the total of interest earning assets as a percent of total assets. The income from BOLI is categorized as a separate line item of other income.

     On the other hand, the cost of liabilities declined as the rates paid on deposits and repurchase agreements dropped with the general level of interest rates and FHLB advances were prepaid. Deposits continued to reprice to slightly lower rates throughout the quarter. Also, during the period, the Bank prepaid $10.0 million in long term, high rate FHLB advances that resulted in prepayment fees, but lowered the cost of funds as the bank replaced these high rate advances with $7.0 million in low rate advances.

Provision for Loan Losses

     Cascade's provision for loan losses was $300,000 for the three months and $675,000 for the six months ended June 30, 2003. The provision was $420,000 and $1.12 million for the same periods in 2002. The decrease in net charge-offs allowed us to increase our allowance for loan losses while taking a smaller provision for loan losses in the periods.

     The immediate prospects for the economy in the Corporation's market area (Snohomish County and East King County of Washington state) remain less than robust. The area's largest employer, Boeing, continues to layoff employees due to the slowing demand for commercial aircraft. The slowdown in many areas of technology has had a negative impact on the demand for commercial real estate in our market area. The vacancy rates for Class A, high rise office space has increased in Seattle and Bellevue to 25% today. While the impact on the Bank's asset quality has been muted to date, a continued economic slump will have adverse ramifications for some borrowers and hence lenders in our market. On the positive side, Microsoft has continued to add to its payroll and the housing market remains strong.

     This economic slowdown comes at a time when management intends to emphasize the growth of the business and construction portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

     Other income increased $558,000 or 62.5% to $1.5 million for the three months ended June 30, 2003 as compared to $893,000 for the three months ended June 30, 2002. Other income was $3.07 million and $1.87 million for the six months ended June 30, 2003 and June 30, 2002 respectively. For the three months ended June 30, 2003, gain on the sale of investment securities increased by $221,000 to $575,000 as the Bank realigned its investment portfolio as rates fell to levels not seen in 45 years. The Bank increased its checking fees by reducing the number and amount of waived service charges. Service fee income rose to $424,000 compared to $402,000 for the same period in the prior year. Gain on sale of loans increased $158,000 from $111,000 to $269,000 due to continued high levels of refinance activity. Other income was reduced by the amortization of mortgage servicing rights that exceeded fees by $40,000.

Other Expense

     Other expense was $4.4 million for the three months and $9.0 million for the six months ended June 30, 2003 compared with $4.1 million for the three months and $8.1 million for the six months ended June 30, 2002. The increase in other expense was driven by increases in occupancy expense and debt prepayment fees on Federal Home Loan Bank advances.

     Compensation expense was essentially unchanged between the quarter ended June 30, 2003 and the same quarter in the prior year. Compensation expense was $4.8 million for the six-month period ended June 30, 2003 and $4.5 million in the same period in 2002.

     The remaining other operating expense categories, excluding prepayment fees, totaled $1.8 million for the three months ended June 30, 2003 and $3.5 million for the six months period as of the same date. For the same periods in 2002, other operating expenses were $1.6 million and $3.3 million respectively.

     Prepayment fees on Federal Home Loan Bank advances were $276,000 for the three months ended June 30, 2003 and $718,000 for the six-month period. For the three-month and six-month periods ended June 30, 2002, the Bank incurred $220,000 and $325,000 respectively. The prepayments of advances were made possible by deposit growth exceeding asset growth. The advances prepaid were high rate and were extinguished to lower the cost of funds and improve the net interest margin.

     Federal income tax expense increased $199,000 to $1.1 million, an increase of 22.0% during the three months ended June 30, 2003 compared to the same period last year. For the three months ended June 30, 2003, the Corporation's effective tax rate was 32% compared to 31% for the same period in 2002. For the six months ended June 30, 2003 income tax expense was $2.2 million compared to $1.8 million in 2002, both with an effective tax rate of 32%. Tax benefits related to bank owned life insurance and interest on tax exempt loans accounted for the difference from the "expected" Federal income tax rate of 34% during each of the periods.

     Since the Corporation has no goodwill on its balance sheet, the implementation of the new accounting standard for goodwill had no impact on its operating results.

Segment Results

     The following is a summary of selected operating segment information for the three month and six month periods ended June 30, 2003 and 2002. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.



For the three months ended June 30, 2003
----------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                         (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $1,737         441               945        1,511       411            1,366        6,411
Other Income                          16         254                 -            2       402              777        1,451
Direct Expense                       318         104                97           33       323            3,523        4,398
Allocated Overhead                   412         282               192          392       102           (1,380)           -
                                   ----------------------------------------------------------------------------------------
Income before Income Tax           1,023         309               656        1,088       388                -        3,464
Federal Income Tax                   326          99               209          347       124                -        1,105
                                   ----------------------------------------------------------------------------------------
Net Income                        $  697         210               447          741       264                -        2,359
                                   ----------------------------------------------------------------------------------------


For the three months ended June 30, 2002
----------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                         (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $1,349         594               918        1,244       440            1,614        6,159
Other Income                          11         141                 -            3       326              412          893
Direct Expense                       279         182                75           25       283            3,290        4,134
Allocated Overhead                   286         304               174          373       127           (1,264)           -
                                   ----------------------------------------------------------------------------------------
Income before Income Tax             795         249               669          849       356                -        2,918
Federal Income Tax                   248          77               207          263       111                -          906
                                   ----------------------------------------------------------------------------------------
Net Income                        $  547         172               462          586       245                -        2,012
                                   ----------------------------------------------------------------------------------------


For the six months ended June 30, 2003
--------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                         (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $3,225         884             1,899        2,955       843            2,960       12,766
Other Income                          30         485                 -            2       756            1,793        3,066
Direct Expense                       594         248               182           61       635            7,272        8,992
Allocated Overhead                   706         525               372          719       197           (2,519)           -
                                   ----------------------------------------------------------------------------------------
Income before Income Tax           1,955         596             1,345        2,177       767                -        6,840
Federal Income Tax                   622         190               428          693       244                -        2,177
                                   ----------------------------------------------------------------------------------------
Net Income                        $1,333         406               917        1,484       523                -        4,663
                                   ----------------------------------------------------------------------------------------


For the six months ended June 30, 2002
--------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                         (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $2,501       1,154             1,837        2,510       894            3,018       11,914
Other Income                          27         291                 -            5       640              902        1,865
Direct Expense                       566         330               168           56       571            6,418        8,109
Allocated Overhead                   563         608               340          741       246           (2,498)           -
                                   ----------------------------------------------------------------------------------------
Income before Income Tax           1,399         507             1,329        1,718       717                -        5,670
Federal Income Tax                   447         162               424          548       229                -        1,810
                                   ----------------------------------------------------------------------------------------
Net Income                        $  952         345               905        1,170       488                -        3,860
                                   ----------------------------------------------------------------------------------------

Income Property includes Commercial Real Estate and Multi-family lending.

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers' needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; and deposit withdrawals. As of June 30, 2003, Cascade had $27.9 million of construction loans in process, $38.6 million in unused business lines of credit and $26.5 million in unused consumer lines of credit. While virtually all the loans in process will be funded as the construction projects move toward completion, only a modest portion of the business and consumer lines will require funding. Historically, the Bank's business customers use approximately 40% of their line. About 50% of the home equity lines of credit are not drawn upon at any point in time.

     Funding needs are met through the sale of loans, existing liquidity balances, repayment of existing loans, deposit growth, FHLB-Seattle advances, and other borrowings. Cascade maintains balances in FHLB deposits, which equaled $4.6 million as of June 30, 2003 and $11.0 million at December 31, 2002. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding were $140.9 million at the end of the quarter and $105.9 million as of December 31, 2002.

     Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $291 million at current asset levels. At June 30, 2003, the Bank had $194.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $97.0 million. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At June 30, 2003 the Bank had $34.1 million in reverse repurchase agreements outstanding. The Bank also has a $10 million Fed funds line with a correspondent bank, which was not used during the quarter.

Capital Resources

     The Corporation's primary source of capital is the retention of its net income. On June 25, 2003, the Board of Directors voted to declare the Corporation's fourth cash dividend. The $.05 per share dividend was payable on July 24th to shareholders of record on July 10th. The $328,000 dividend payout represented 14% of quarterly earnings.

     The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade's stock which they have held for a minimum of six months to exercise options.

     On May 6, 2003, Cascade's shareholders approved a proposal to change the company's state of incorporation from Delaware to Washington. At the time of this change, all treasury stock was automatically canceled and returned to authorized but unissued shares.

     At its May 2003 meeting, the Board of Directors authorized a stock repurchase program of up to 5% of the Corporation's stock. As of June 30, 2003, no stock had been repurchased under this program. The repurchase program does not obligate the Corporation to acquire any specific number of shares.

     On March 1, 2000 Cascade Capital Trust I issued ten million par value Trust Preferred Securities. Cascade Capital Trust I is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation. The Corporation has adopted the provisions of FASB Statement No. 150 and as a result, reclassified its Trust Preferred Securities from mezzanine capital to liabilities.

Capital Requirements

     Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank's regulatory capital requirements are expressed as a
percentage of assets.   As of June 30, 2003, for the purposes of this
calculation, the Bank's total assets and total risk based assets were $822.6 million and $597.2 million respectively. The related excess capital amounts as of June 30, 2003 are presented in the following table ($ amounts in 000's):

     Core capital                   Amount     Percentage
                                    ------     ----------
     Tier 1 (Core) capital         $68,411        8.32%
     Less:  Minimum requirement     32,905        4.00
                                    ------       -----
     Excess                        $35,506        4.32%
                                    ======       =====

     Risk-based capital             Amount     Percentage
                                    ------     ----------
     Risk-based capital            $75,878       12.70%
     Less: Minimum requirement(1)   47,780        8.00
                                    ------       -----
     Excess                        $28,098        4.70%
                                    ======       =====

     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of June 30, 2003, which requires a core capital to assets of at least 6% and a risk based capital to assets of at least 10%.

     The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.50% and a Risk Based ratio of 12.95%.

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk
     -------------------------------------------------------------------

                         ASSET/LIABILITY MANAGEMENT
                         --------------------------

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


     The growth in the Bank's investment portfolio has been generally limited to collateralized mortgage obligations (CMOs) with expected average lives under five years and callable Agency securities. The callable Agency securities have intermediate maturities with durations less than five years but final maturities of up to 15 years in some cases. Given the steepness of the yield curve, these securities offer very attractive yields compared to securities with shorter final maturities. Since many of these securities are classified as "available-for-sale", in an increasing interest rate environment, these securities could produce mark to market losses that would be reflected in the Corporation's comprehensive income. If however, interest rates decline, these securities could be called by the issuer. During the quarter ended June 30, 2003, $41.0 million of these securities were called.

     The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of June 30, 2003, $189 million of the $194.0 million of advances had original maturities greater than one year and the remaining $5 million had original maturities of less than one month. All but $29 million of the advances have remaining maturities greater than one year. Of the total amount, $140 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. In a +200 basis point rate shock scenario, only a total of $20 million would be converted.

     Cascade uses a simulation model to measure its interest rate risk, which is defined as the impact on net interest income resulting from changes in market interest rates. Cascade uses mark to market reports to measure the impact of changes in rates on the fair value of its balance sheet in rate shock scenarios. Cascade's Board of Directors has established policies that limit the reduction in the Bank's net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios.

     Using standard rate shock methodology, the Bank's net interest income increases 0.11% in the up 200 basis points scenario and decreases 5.15% in the down 200 basis point scenario, both within the Board established limit of a 10% decline. The Bank's fair value of equity decreases 10.10% in the up 200 basis points shock and increases 10.5% in the down 200 basis point scenario. The established limit is a 30% decline. The minimum adjusted capital to asset limit is 5% in either scenario. In the up 200 basis point scenario, the capital/asset ratio is 7.17%. In the down 200 basis point shock, the capital ratio is 8.41%.

     These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates. Actual results will differ from simulated results.

                       Item 4 - Controls and Procedures
                       --------------------------------

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
                ------------------------------------------------

     An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Secretary/Treasurer and several other members of the registrant's senior management as of the last day of the quarter. The Registrant's Chief Executive Officer and Secretary/Treasurer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is
(i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Secretary/Treasurer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                         CHANGES IN INTERNAL CONTROLS
                         ----------------------------

     In the quarter ended June 30, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                   DISCLOSURE CONTROLS AND INTERNAL CONTROLS
                   -----------------------------------------

     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Cascade Financial Corporation's reports filed under the Securities Exchange Act of 1934 (Exchange
Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

                  LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS
                  --------------------------------------------

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

                         PART II-OTHER INFORMATION
                         -------------------------

Item 1.  Legal Proceedings.
---------------------------

     The Corporation and the Bank is involved in litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position.

Item 2.  Changes in Securities.
-------------------------------

     Not applicable

Item 3.  Defaults upon Senior Securities.
-----------------------------------------

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     The Annual Shareholders Meeting of the Corporation was held on May 6, 2003. At that meeting, the shareholders elected four directors, approved a proposal to change the Corporation's domicile from Delaware to Washington, and adopted the Corporation's 2003 Long-Term Stock Incentive Plan.

     At the meeting, Dwayne Lane, Dennis R. Murphy, Ph.D, Ronald E. Thompson, and G. Brandt Westover were re-elected to the Board of Directors for terms that expire in 2006 or until their successors are elected and qualified. Each nominee received an excess of 99% of the votes that were cast.

     Directors Janice Halladay, Henry Robinett, Craig G. Skotdal, David W. Duce, Frank M. McCord, Carol K. Nelson, and David O'Connor continue to serve on the Board of Directors.

     At the meeting, the shareholders approved a proposal to change the Corporation's state of incorporation from Delaware to Washington through a merger of the Corporation with a newly formed, wholly owned Washington subsidiary that is authorized to issue 25 million shares of common stock. This proposal was approved by an excess of 96% of the votes that were cast.

     At the meeting, the shareholders adopted the Cascade Financial Corporation 2003 Long-Term Stock Incentive Plan. This proposal was approved by an excess of 94% of the votes that were cast.

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

    10.4  Cascade Financial Corporation 1997 Stock Option Plan(3)
    31    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
    32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

     On April 22, 2003, the Corporation announced that the Board of Directors authorized the purchase of up to 5% of its outstanding shares of common stock over the 12-month period commencing June 1, 2003, under Item 5 of Form 8-K.

     On May 30, 2003, the Corporation released earnings information for the first quarter ended March 31, 2003, under Item 9 of Form 8-K.

---------------

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

                                               CASCADE FINANCIAL CORPORATION


     August 12, 2003                           /s/  Lars H. Johnson
                                               -------------------------
                                               By:  Lars H. Johnson,
                                               Executive Vice President
                                               (Chief Financial Officer)

                                                                     Exhibit 31

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carol K. Nelson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cascade Financial Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003


                                               /s/ Carol K. Nelson
                                               ---------------------------
                                               By: Carol K. Nelson
                                                   President and
                                                   Chief Executive Officer

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lars H. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cascade Financial Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003


                                               /s/ Lars H. Johnson
                                               --------------------------------
                                               By: Lars H. Johnson
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                                                     Exhibit 32

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FININCIAL OFFICER
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Carol K. Nelson, Chief Executive Officer and President, and Lars H. Johnson, Chief Financial Officer of Cascade Financial Corporation (the "Company"), each certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1. The Form 10-Q of the Company for the quarterly period ended June 30, 2003 (the "Form 10-Q"), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 12, 2003

                                               /s/ Carol K. Nelson
                                               --------------------------------
                                               By: Carol K. Nelson
                                                   President and
                                                   Chief Executive Officer


                                               /s/ Lars H. Johnson
                                               --------------------------------
                                               By: Lars H. Johnson
                                                   Executive Vice President and
                                                   Chief Financial Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Corporation and will be retained by the Corporation and furnished to the Securities and Exchange Commission or its staff upon request.