Form 10-Q
period 2003-09-30
CASCADE FINANCIAL CORP
filed 2003-11-12
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549
                       ------------------------
                             FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003.

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
         (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X     No
                                                   -----      -----

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes   X       No
                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of October 31, 2003
----------------------------              --------------------------------
Common Stock ($.01 par value)                        6,587,511

                    CASCADE FINANCIAL CORPORATION

                              FORM 10-Q
                for the Quarter Ended September 30, 2003
                ----------------------------------------


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


  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......22

  Item 4 - Controls and Procedures..........................................25


PART II - Other Information.................................................27

                      PART I -- FINANCIAL INFORMATION
                      -------------------------------
                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                 (unaudited)

                                                 September 30,    December 31,
ASSETS                                               2003             2002
------                                           -------------    ------------
Cash on hand and in banks                          $  9,880           9,640
Interest-earning deposits in other institutions       9,795          10,955
Securities available-for-sale                       171,123         159,897
Securities held-to-maturity (market value of
 $87,682 and $49,639)                                88,361          49,078
Loans                                               571,292         553,549
Allowance for loan losses                            (7,642)         (6,872)
                                                    -------         -------
   Loans, net                                       563,650         546,677
Premises and equipment, at cost, net                  8,543           9,261
Bank owned life insurance                            11,029          10,619
                                                    -------         -------
Accrued interest receivable and other assets          7,153           8,026
   TOTAL ASSETS                                    $869,534         804,153
                                                    =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
-----------
Deposits                                           $554,653         509,850
Federal Home Loan Bank advances                     192,000         197,500
Securities sold under agreements to repurchase       40,588          20,569
Trust preferred securities                           10,000          10,000
Advance payments by borrowers for taxes
 and insurance                                        1,334           1,507
Dividends payable                                       461             324
Accrued expenses and other liabilities                6,993           6,254
Deferred federal income taxes                         1,052           1,509
                                                    -------         -------
   TOTAL LIABILITIES                                807,081         747,513

Stockholders' Equity:
--------------------
Preferred stock, $.01 par value, 500,000
 shares authorized; no shares issued or
 outstanding                                              -               -
Common stock, $.01 par value, 25,000,000
 shares authorized; 6,584,914 and 6,657,547
 shares issued and outstanding                           66              67
Additional paid-in capital                           11,774          10,134
Retained earnings, substantially restricted          50,189          45,438
Cumulative other comprehensive income, net              424           1,001
                                                    -------         -------
   TOTAL STOCKHOLDERS' EQUITY                        62,453          56,640
                                                    -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $869,534         804,153
                                                    =======         =======

          See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                 (unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                      2003        2002        2003       2002
Interest income:                  ----------------------    -------------------
  Loans                          $    9,375      10,352      28,518      31,711
  Securities held-to-maturity           729         441       2,079         601
  Securities available-for-sale       2,198       1,651       6,484       6,281
  FHLB stock dividends                  190         204         608         598
  Interest-earning deposits              14         100          97         228
                                  ---------   ---------   ---------   ---------
    Total interest income            12,506      12,748      37,786      39,419
Interest expense:
  Deposits                            2,712       3,148       8,467       9,490
  Borrowings                          2,664       3,024       8,181       9,739
  Trust preferred securities            284         284         851         865
                                  ---------   ---------   ---------   ---------
    Total interest expense            5,660       6,456      17,499      20,094
Net interest income                   6,846       6,292      20,287      19,325
  Provision for loan losses             300         375         975       1,495
                                  ---------   ---------   ---------   ---------
Net interest income after
 provision for loan losses            6,546       5,917      19,312      17,830
Other income:
  Gain on sale of loans                 275         159         748         388
  Service charges                       488         415       1,338       1,219
  Gain on sale of securities
   available-for-sale                   405         532       1,745         919
  Net (loss) gain on sale of
   real estate owned, investment
   property and other repossessed
   assets                                 -          (2)         48         351
  Bank owned life insurance             155           7         450          23
  Other                                  30          35          90         111
                                  ---------   ---------   ---------   ---------
    Total other income                1,353       1,146       4,419       3,011
Other expenses:
  Salaries and employee benefits      2,341       2,144       7,147       6,620
  Occupancy                             643         544       1,894       1,694
  Marketing                             107         129         329         299
  Data processing                        65          63         204         190
  Debt prepayment fees                  146         244         863         569
  Other                               1,031         974       2,888       2,835
                                  ---------   ---------   ---------   ---------
    Total other expenses              4,333       4,098      13,325      12,207
    Income before income taxes        3,566       2,965      10,406       8,634
  Federal income taxes                1,133         907       3,310       2,717
                                  ---------   ---------   ---------   ---------
    Net income                   $    2,433       2,058       7,096       5,917
                                  =========   =========   =========   =========
Earnings per share:
  Basic                          $     0.37        0.32        1.09        0.93
  Diluted                              0.36        0.31        1.05        0.90

Dividends declared per share     $     0.05           -        0.15           -
Weighted average number of
 shares outstanding:
  Basic                           6,571,118   6,444,037   6,534,596   6,375,358
  Diluted                         6,809,920   6,642,442   6,758,129   6,588,826

          See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (dollars in thousands, unaudited)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                      2003        2002        2003       2002
                                     ------------------      -----------------
Net Income                           $2,433       2,058       7,096      5,917
Increase in unrealized gain on
 securities available-for-sale,
  net of tax (benefit) expense of
  $(158) and $45 for the three
  months ended September 30, 2003
  and 2002, respectively and $296
  and $550 for the nine months
  ended September 30, 2003 and
  2002, respectively.                  (307)         87         575      1,067

Less reclassification adjustment
  for gains included in net income,
  net of tax  expense of $138 and
  $181 for the three months ended
  September 30, 2003 and 2002,
  respectively and $593 and $313
  for the nine months ended
  September 30, 2003 and 2002,
  respectively.                        (267)       (351)     (1,152)      (606)
                                      -----------------       ----------------
Comprehensive Income                 $1,859       1,794       6,519      6,378
                                      -----------------       ----------------


          See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                Nine Months Ended September 30,
                                                        2003         2002
Cash flows from operating activities:           -------------------------------
  Net income                                         $   7,096        5,917
  Adjustments to reconcile net income to net          ---------------------
   cash provided by (used in) operating activities:
    Depreciation and amortization of premises
     and equipment                                       1,081          909
    Increase in cash surrender value of Bank
      Owned Life Insurance                                (410)          17
    Amortization of retained servicing rights              159          145
    Gain on sale of premises and equipment                  --           --

    Provision for losses on loans                          975        1,495
    Deferred loan fees, net of amortization                 12         (186)
    Net gain on sales of securities available-
      for-sale                                          (1,745)        (919)
    Net gain on sales of real estate owned,
     investment property and other repossessed
     assets                                                (48)        (351)
    Federal Home Loan Bank stock dividend received        (608)        (597)
    Deferred federal income taxes                         (160)         325
    Net change in accrued interest receivable and
     other assets over accrued expenses and other
     liabilities                                         1,787          562
                                                      ---------------------
      Net cash provided by operating activities          8,139        7,317

Cash flows from investing activities:
  Loans originated, net of principal repayments        (18,246)      17,286
  Principal repayments on securities held-
   to-maturity                                          60,806       11,140
  Purchase of securities held-to-maturity             (100,089)     (53,025)
  Principal repayments on securities available-
   for-sale                                             89,424       20,143
  Purchases of securities available-for-sale          (300,598)    (127,711)
  Proceeds from sales of securities available-
   for-sale                                            201,427      140,243
  Proceeds from sale of investment property                 --          956
  Purchases of premises and equipment                     (371)      (1,039)
  Proceeds from sales/retirements of premises
   and equipment                                             8            2
    Net cash provided by (used in) investing          ---------------------
     activities                                        (67,639)       7,995

Subtotal, carried forward                            $ (59,500)      15,312
                                                      ---------------------

          See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                Nine Months Ended September 30,
                                                        2003         2002
                                                -------------------------------
Subtotal, brought forward                            $ (59,500)      15,312
                                                      ---------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   492          913
  Dividends paid                                          (978)          --
  Repurchase of common stock                               (83)        (374)
  Net increase in deposits                              44,803       57,280
  Net increase (decrease) in Federal Home
   Loan Bank advances                                   (5,500)     (34,000)
  Net increase (decrease) in securities sold
   under agreements to repurchase                       20,019      (19,617)
  Net increase in advance payments by borrowers
   for taxes and insurance                                (173)        (602)
    Net cash provided by financing activities           58,580        4,804

    Net increase (decrease) in cash and
     cash equivalents                                     (920)      20,116
Cash and cash equivalents at beginning of period        20,595       11,622

Cash and cash equivalents at end of period           $  19,675       31,738

Supplemental disclosures of cash flow
 information-cash paid during the period for:
  Interest                                           $  17,864       17,892
  Federal income taxes                                   3,100        2,605

Supplemental schedule of noncash investing
 and financing activities:
  Net mortgage loans transferred to real
   estate owned                                            286        1,199
  Mark to market on securities available-for-sale          874         (698)
  Retirement of treasury stock in retained earnings     (1,230)          --
  Dividends declared                                    (1,115)          --


          See notes to condensed consolidated financial statements

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2003
                               (unaudited)

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

3.   Financial Statement Reclassification

     Certain amounts in the financial statements for 2002 have been reclassified to conform with the financial statement classification for 2003.

4.   Stockholders' Equity

     a)   Earnings Per Share

     The following table presents the computation of basic and diluted net income per share for the three and nine-month periods ended September 30:

                                      Three      Three      Nine       Nine
                                      Months     Months     Months     Months
                                      Ended      Ended      Ended      Ended
                                      2003       2002       2003       2002
                                    -------------------------------------------
                                        Dollars in thousands, except share
                                              and per share amounts
Numerator:
---------
Net income                          $    2,433      2,058      7,096      5,917
                                     ==========================================
Denominator:
-----------
Denominator for basic net income
 per share-Weighted average shares   6,571,118  6,444,037  6,534,596  6,375,358
Effect of dilutive securities:
  Stock options                        238,802    198,405    223,533    213,468
Denominator for diluted net income   ------------------------------------------
 per share-Weighted average shares
 and assumed conversion of dilutive
 stock options                       6,809,920  6,642,442  6,758,129  6,588,826
                                     ==========================================
Basic net income per share          $     0.37       0.32       1.09       0.93
                                     ==========================================
Diluted net income per share        $     0.36       0.31       1.05       0.90
                                     ==========================================

As of September 30, 2003 and 2002, there were anti-dilutive options to purchase shares of 0 and 85,058, respectively, excluded from the above disclosure.

     b)   Cash  Dividend Declared

     On September 23, 2003, the company declared its fifth consecutive quarterly cash dividend payment. The dividend was $0.07 per share and paid on October 22, 2003 to shareholders of record on October 8, 2003.

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

                                      Three      Three      Nine       Nine
                                      Months     Months     Months     Months
                                      Ended      Ended      Ended      Ended
                                     Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                       2003       2002       2003       2002
                                    -------------------------------------------
                                           Dollars in thousands, except
                                                 per share amounts
Net income
As reported                          $2,433      2,058      7,096      5,917
  Less SFAS 123 compensation costs       35         16        113         92
                                      --------------------------------------
  Pro forma                          $2,398      2,042      6,983      5,825
                                      ======================================
Net income per common share
  Basic
    As reported                      $ 0.37       0.32       1.09       0.93
    Pro forma                          0.36       0.32       1.07       0.91
  Diluted
    As reported                      $ 0.36       0.31       1.05       0.90
    Pro forma                          0.35       0.31       1.03       0.88


5.   Recently Issued Accounting Standards

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

     In April 2003, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 20, 2003 and hedging relationships designated after September 30, 2003. Except for the provisions related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 implementation issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Management does not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.

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

This section contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of the current national and regional economic recession on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank's ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the company's market area; fluctuation in demand for the Bank's products and services; the Corporation's ability to attract and retain qualified people, and other factors. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed, please see the Annual Report on Form 10-K for the year ended December 31, 2002.

     Cascade Financial Corporation is a bank holding company incorporated in the state of Washington. The Corporation's sole operating subsidiary is Cascade Bank, a Washington state chartered commercial bank. The Corporation and the Bank are headquartered in Everett, Washington. The Bank offers loan, deposit and other financial services through its fifteen branches located in Snohomish and King Counties (Washington).

Selected Financial Data
-----------------------

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

                                              At or for the     At or for the
                                              three months      nine months
                                                  ended            ended
                                              September 30,     September 30,
                                             2003     2002      2003     2002
                                            ----------------------------------
Return on average assets                      1.11%    1.08%     1.13%    1.04%
Return on average stockholders' equity       15.54    15.19     15.87    15.51
Average stockholders' equity to
 average assets                               7.17     7.09      7.11     6.70
Other expenses to average assets              2.00     2.16      2.11     2.14
Efficiency ratio                             52.84    55.10     53.93    54.65
Average interest-bearing assets to
 average interest-bearing liabilities       110.55   111.59    110.55   110.48


                      CHANGES IN FINANCIAL CONDITION
                      ------------------------------

     Total assets increased 8.1% or $65.3 million to $869.5 million at September 30, 2003, compared to $804.2 million at December 31, 2002. Net loans increased 3.1% or $17.0 million to $563.7 million at September 30, 2003, from $546.7 million at December 31, 2002.

     Investment securities increased $50.5 million to $259.5 million at September 30, 2003, compared to $209.0 million at December 31, 2002. This investment growth was partially funded by a decrease in interest-earning deposits held at other institutions, which decreased $1.2 million from $11.0 million at December 31, 2002 to $9.8 million at September 30, 2003. The investments made during the quarter, as well as the existing investment portfolio, are concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) and collateralized mortgage obligations
(CMOs) backed by pools of single family residential mortgages. All additions to the investment portfolio during the quarter were rated A or better in terms of credit quality by Moody's and/or Standard & Poors.

                          September 30, 2003            December 31, 2002
                                  Gross                         Gross
                     Amortized  Unrealized  Fair   Amortized  Unrealized  Fair
                        Cost      Gains     Value    Cost       Gains     Value
                                 (Losses)                      (Losses)
                     ----------------------------  ----------------------------
Securities available
 -for-sale:

  Mortgage-backed
   Securities         $ 55,604     378     55,982   $ 89,145     928     90,073
  Agency notes          94,948     384     95,332     55,285     589     55,874
  FHLB stock            14,557       -     14,557     13,950       -     13,950
  Other                  5,371    (119)     5,252          -       -          -
                       --------------------------    --------------------------
                      $170,480     643    171,123   $158,380   1,517    159,897
                       ==========================    ==========================

                          September 30, 2003            December 31, 2002
                                  Gross                         Gross
                     Amortized  Unrealized  Fair   Amortized  Unrealized  Fair
                        Cost      Gains     Value    Cost       Gains     Value
                                 (Losses)                      (Losses)
                     ----------------------------  ----------------------------
Securities held-
 to-maturity:

  Mortgage-backed
   Securities         $ 14,529      (8)    14,521   $  4,212     167      4,378
  Agency notes          73,832    (671)    73,161     44,866     394     45,261
                       --------------------------    --------------------------
                      $ 88,361    (679)    87,682   $ 49,078     561     49,639
                       ==========================    ==========================


     As the Bank continued its focus on deposit generation, total deposits increased by $44.8 million from $509.9 million at December 31, 2002 to $554.7 million at September 30, 2003. Other borrowings outstanding in aggregate increased modestly. Federal Home Loan Bank-Seattle (FHLB) advances decreased by $5.5 million from $197.5 million at December 31, 2002 to $192.0 million at September 30, 2003. Securities sold under agreements to repurchase increased $20.0 million from $20.6 million at December 31, 2002 to $40.6 million at September 30, 2003.

     Stockholders' equity increased by $5.9 million from $56.6 million at December 31, 2002 to $62.5 million at September 30, 2003. The increase is primarily attributable to the retention of most of the net income for the period, which was $7.1 million. The Corporation's cash dividends reduced stockholders' equity by $1.1 million. A quarterly dividend was declared September 23, 2003 and payable on October 22, 2003. Accumulated comprehensive income decreased by $577,000 to $424,000 as of September 30, 2003 compared to $1,001 as of December 31, 2002.

Loan Portfolio

     Virtually all the Bank's loans are to businesses and individuals in the Puget Sound area. Business loans are made to businesses within that area. Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The vast majority of these projects focus on entry level homes and/or first trade-up homes. Commercial real estate loans fund small non-owner occupied buildings. Home equity and consumer loans are primarily second mortgages on the borrower's primary residence. These loans comprise 71% of the home equity and consumer portfolio. The balance of this category is non-residential, e.g. automobiles, credit cards, or boats.

     Residential loans, held in the Bank's portfolio, are primarily adjustable rate loans secured by single family residences. Multi-family loans are usually adjustable rate loans secured by mortgages on projects with five or more units.

     As displayed in the following table, total loans increased by $17.8 million to $573.5 million as of September 30, 2003, compared to $555.7 million December 31, 2002. In keeping with the Bank's evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business and commercial real estate loans grew $71.3 million to $276.7 million as of September 30, 2003 compared to $205.4 million as of December 31, 2002. Real estate construction loans dipped due to a combination of factors. A strong housing market led to good sales volumes and hence, loan paydowns by builders. Also, the Bank was repaid in full on one large project. Residential and consumer lending balances declined as refinancing activity continued with the dramatic fall in rates. Since the Bank sells almost all its 15 year and 30 year fixed rate residential originations, the continuing mortgage refinancing wave has led to a $16.0 million (13.0%) reduction in our residential loan balances.


     The following summary reflects the Bank's loan portfolio as of the dates indicated:

                               Sept. 30,    % of       Dec. 31,      % of
Types of Loans                   2003     Portfolio      2002      Portfolio
----------------------------------------------------------------------------
                                               ($ in thousands)

Business                       $198,003     34.5%      $142,273      25.6%
Real estate construction (net)   71,145     12.4         84,229      15.1
Commercial real estate           78,733     13.7         63,108      11.4
Home equity and consumer         34,168      6.0         49,331       8.9
Residential                     106,580     18.6        122,561      22.0
Multifamily                      84,873     14.8         94,245      17.0
                                -----------------------------------------
Total loans                     573,502      100%       555,747       100%
Deferred loan fees               (2,210)                 (2,198)
                                -----------------------------------------
Loans                          $571,292                $553,549


(Loans held-for-sale are included in residential loans and at less than 1% of total loans, they are not considered material.)

Asset Quality

-------------

     Non-performing assets (non-performing loans and real estate owned) totaled $1.6 million and $1.4 million at September 30, 2003 and December 31, 2002, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $1.2 million at September 30, 2003, compared to $1.0 million at December 31, 2002, which represents 0.21% and 0.17% of total loans, respectively. Of the $1.2 million, $678,000 were Business loans, $417,000 were Residential, and $115,000 were Home equity and consumer loans. Real estate owned was $356,000 as of September 30, 2003 compared to $461,000 at December 31, 2002.

     At September 30, 2003 the Bank's loan loss allowance totaled $7.6 million compared to $6.9 million at December 31, 2002. The allowance for loan losses was 1.33% of total loans outstanding at September 30, 2003 compared to 1.24% at December 31, 2002. The allowance for loan losses was 632% of non-performing loans at September 30, 2003 compared to 719% at December 31, 2002. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and a slowdown in the economy of our market area. Management believes that the allowance for losses on loans is adequate to provide for losses that may be inherent in the loan portfolio.

     During the quarter ended September 30, 2003, loan charge-offs equaled $268,000 while recoveries were $34,000 resulting in net charge-offs of $234,000. Of the net charge-offs, $141,000 were Consumer loans and $68,000 were Business loans. During the comparable quarter ended September 30, 2002, loan charge-offs equaled $214,000 while recoveries were $47,000 resulting in net charge-offs of $167,000.

     The following table provides summary information concerning asset quality as of and for the periods ended September 30, 2003 and December 31, 2002 respectively:

                                        September 30,      December 31,
                                            2003               2002
                                        ------------       ------------
Non-performing loans to total assets         .14 %              .12 %
Non-performing loans to total loans
 outstanding                                 .21                .17
Non-performing assets to total assets        .18                .18
Allowance for loan losses to non-
 performing loans                            632                719
Allowance for loan losses to total loans    1.33               1.24
Net charge-offs to total loans               .04                .07


                             RESULTS OF OPERATIONS
                     ---------------------------------------
                     Comparison of the Three and Nine Months
                        Ended September 30, 2003 and 2002

Overview

     Net income increased 18.2% to $2.4 million for the three months ended September 30, 2003 compared to $2.0 million during the comparable period in 2002. Diluted net income per share was $0.36 for the quarter ended September 30, 2003 and $0.31 per share for the quarter ended September 30, 2002, an increase of 16%. This increase is primarily attributable to the increase in net interest income of $554,000 to $6.8 million for the quarter ended September 30, 2003. Other income increased by $207,000 to $1.4 million for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Other expense increased $235,000 to $4.3 million for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. During the quarter, the Bank paid $146,000 in prepayment fees on Federal Home Loan Bank (FHLB) advances compared to $244,000 during the quarter ended September 30, 2002.

     Net income for the nine months ended September 30, 2003 was $7.1 million compared with $5.9 million during the comparable period in 2002. Net income per diluted share was $1.05 for the nine months ended September 30, 2003, compared with $0.90 in 2002. The $962,000 increase in net interest income and the $1.4 million increase in other income more than offset the $1.1 million increase in other expenses which included an increase of $294,000 in FHLB prepayment fees and an increase of $527,000 in salaries and employee benefits.

Net Interest Income

     Net interest income increased 8.8% or $554,000 to $6.8 million for the three months ended September 30, 2003 compared to $6.2 million for the three months ended September 30, 2002. An increase in average earning assets offset the contraction in net interest margin. Net interest income for the nine months ended September 30, 2003 was $20.3 million compared to $19.3 million for the same period ended September 30, 2002.

Average interest earning assets increased $95.4 million or 12.8% to $839.8 million for the three months ended September 30, 2003 and $69.8 million or 9.4% to $815.7 for the nine months ended September 30, 2003 compared to the same periods in 2002. Average total loans (including loans held for sale) increased $8.3 million to $560.1 million and average investment securities increased $103.0 million to $264.5 million for the three months ended September 30, 2003 compared to the same quarter of the prior year.

                                        At or for the         At or for the
                                     three months ended     nine months ended
                                        September 30,         September 30,
                                        2003      2002        2003      2002
                                     ------------------------------------------
                                               (dollars in thousands)

Average interest earning assets       $839,846   $744,384   $815,723   $745,930
Average interest bearing liabilities   756,543    667,058    737,889    675,201
Yield on interest earning assets         5.92%      6.81%      6.19%      7.06%
Cost of interest bearing liabilities     2.97%      3.84%      3.17%      3.98%
  Net interest spread                    2.96%      2.97%      3.02%      3.08%
  Net interest margin                    3.25%      3.37%      3.32%      3.46%

     The net interest margin decreased 12 basis points to 3.25% for the three months ended September 30, 2003 compared to the same quarter the prior year. The decrease in the net interest margin is the result of a decrease in the ratio of interest earning assets to total assets due to the purchase of Bank Owned Life Insurance (BOLI) and a decrease in asset yields that exceeded the decrease in liability costs. The yield on interest earning assets decreased 89 basis points to 5.92% for the three months ended September 30, 2003, compared to 6.81% for the three months ended September 30, 2002. The cost of funds decreased to 2.97% for the three months ended September 30, 2003 compared to 3.84% for the same period in 2002, a drop of 87 basis points. For the nine months ended September 30, 2003, the net interest margin dropped 14 basis points from 3.46% to 3.32%. As was the case with the quarterly results, the decrease in the ratio of interest earning assets to total assets and the yield on earnings assets decreased more than the cost of interest bearing liabilities, 87 basis points versus 81 basis points respectively.

     The yield on assets fell as the steep decline in rates led to the refinancing or rate modification on many loans in the Bank's portfolio. Also, mortgage backed securities repaid more rapidly than forecasted and investment securities with call features, were called. Asset yields were also lowered by the increased percentage of earning assets represented by investment securities and cash equivalents.

     On the other hand, the cost of liabilities declined as the rates paid on deposits and repurchase agreements dropped with the general level of interest rates and FHLB advances were prepaid. Deposits continued to reprice to slightly lower rates throughout the quarter. Also, during the quarter ending September 30, 2003, the Bank prepaid $9.0 million in long term, high rate FHLB advances that resulted in prepayment fees, but lowered the cost of funds as the bank replaced these high rate advances with low rate, short-term advances.

Provision for Loan Losses

     Cascade's provision for loan losses was $300,000 for the three months and $975,000 for the nine months ended September 30, 2003. The provision was $375,000 and $1.5 million for the same periods in 2002. The provision is based on management's evaluation of known and inherent risks in the portfolio.

     The immediate prospects for the economy in the Corporation's market area (Snohomish County and East King County of Washington state) have stabilized, but remain less than robust. The area's largest employer, Boeing, continues to layoff employees due to the slowing demand for commercial aircraft. The slowdown in many areas of technology has had a negative impact on the demand for commercial real estate in our market area. The vacancy rates for Class A, high rise office space has increased in Seattle and Bellevue to 25% today. While the impact on the Bank's asset quality has been muted to date, a continued economic slump will have adverse ramifications for some borrowers and hence lenders in our market. On the positive side, Microsoft has continued to add to its payroll and the housing market remains strong.

     This economic slowdown comes at a time when management intends to emphasize the growth of the business and construction portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.

Other Income

     Other income increased $207,000 or 18.1% to $1.4 million for the three months ended September 30, 2003 as compared to $1.1 million for the three months ended September 30, 2002. Other income was $4.42 million and $3.01 million for the nine months ended September 30, 2003 and September 30, 2002 respectively. For the three months ended September 30, 2003, gain on the sale of investment securities decreased by $127,000 to $405,000 compared to $532,000 for the same period in the prior year. The Bank increased its checking fees by reducing the number and amount of waived service charges. Service fee income rose to $488,000 during the quarter ended September 30, 2003 compared to $415,000 for the same period in the prior year. Gain on sale of loans increased $116,000 from $159,000 to $275,000 due to continued high levels of refinance activity. Other income was reduced by the amortization of mortgage servicing rights that exceeded fees by $29,000.

Other Expense

     Other expense was $4.3 million for the three months and $13.3 million for the nine months ended September 30, 2003 compared with $4.1 million for the three months and $12.2 million for the nine months ended September 30, 2002.

     Salary and employee benefit expenses increased $197,000 to $2.3 million during the three months ended September 30, 2003 compared to the same quarter last year. Salary and employee benefit expenses were $7.1 million for the nine-month period ended September 30, 2003 and $6.6 million in the same period in 2002. The increase in salary and employee benefit expenses is primarily due to annual salary increases and the increase in employees as a result of bank growth.

     The remaining other operating expense categories, excluding prepayment fees, totaled $1.9 million for the three months ended September 30, 2003 and $5.3 million for the nine months period as of the same date. For the same periods in 2002, other operating expenses were $1.7 million and $5.0 million respectively.

     Prepayment fees on Federal Home Loan Bank advances were $146,000 for the three months ended September 30, 2003 and $863,000 for the nine-month period. For the three-month and nine-month periods ended September 30, 2002, the Bank incurred $244,000 and $569,000 in prepayment fees, respectively. The prepayments of advances were made possible by deposit growth exceeding asset growth. The advances prepaid were high rate and were extinguished to lower the cost of funds and improve the net interest margin.

     Federal income tax expense increased $226,000 to $1.1 million, an increase of 24.9% during the three months ended September 30, 2003 compared to the same period last year. For the three months ended September 30, 2003, the Corporation's effective tax rate was 32% compared to 31% for the same period in 2002. For the nine months ended September 30, 2003 the Corporation's effective tax rate was 32% compared to 31% for the same period in 2002. Tax benefits related to bank owned life insurance and interest on tax-exempt loans accounted for the difference from the "expected" Federal income tax rate of 34% during each of the periods.

Segment Results

     The following is a summary of selected operating segment information for the three-month and nine-month periods ended September 30, 2003 and 2002. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.



For the three months ended September 30, 2003
---------------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                         (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $2,178         259               929        1,633       294            1,253        6,546
Other income                           9         275                 7            1       459              602        1,353
Direct expense                       333         128               114           38       331            3,389        4,333
Allocated overhead                   511         291               202          431        99           (1,534)           -
                                   ----------------------------------------------------------------------------------------
Income before income tax           1,343         115               620        1,165       323                -        3,566
Federal income taxes                 427          36               197          370       103                -        1,133
                                   ----------------------------------------------------------------------------------------
Net income                        $  916          79               423          795       220                -        2,433
                                   ----------------------------------------------------------------------------------------

For the three months ended September 30, 2002
---------------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                         (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $1,446         385             1,010        1,545       568              963        5,917
Other income                          25         190                 -            1       337              593        1,146
Direct expense                       257         144                69           23       318            3,287        4,098
Allocated overhead                   416         398               248          496       173           (1,731)           -
                                   ----------------------------------------------------------------------------------------
Income before income tax             798          33               693        1,027       414                -        2,965
Federal income taxes                 245           8               212          315       127                -          907
                                   ----------------------------------------------------------------------------------------
Net income                        $  553          25               481          712       287                -        2,058
                                   ----------------------------------------------------------------------------------------


For the nine months ended September 30, 2003
--------------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                         (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $5,403       1,143             2,828        4,588     1,137            4,213       19,312
Other income                          39         760                 7            3     1,215            2,395        4,419
Direct expense                       927         376               296           99       966           10,661       13,325
Allocated overhead                 1,217         816               574        1,150       296           (4,053)           -
                                   ----------------------------------------------------------------------------------------
Income before income tax           3,298         711             1,965        3,342     1,090                -       10,406
Federal income taxes               1,049         226               625        1,063       347                -        3,310
                                   ----------------------------------------------------------------------------------------
Net income                        $2,249         485             1,340        2,279       743                -        7,096
                                   ----------------------------------------------------------------------------------------


For the nine months ended September 30, 2002
---------------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                         (In thousands)
Condensed Income Statement
  Net Interest after
  provision for loan losses       $3,945       1,538             2,847        4,056     1,463            3,981       17,830
Other income                          52         481                 -            6       976            1,496        3,011
Direct expense                       822         474               237           79       889            9,706       12,207
Allocated overhead                   979       1,006               588        1,237       419           (4,229)           -
                                   ----------------------------------------------------------------------------------------
Income before income tax           2,196         539             2,022        2,746     1,131                -        8,634
Federal income taxes                 691         170               636          864       356                -        2,717
                                   ----------------------------------------------------------------------------------------
Net income                        $1,505         369             1,386        1,882       775                -        5,917
                                   ----------------------------------------------------------------------------------------

Income property includes commercial real estate and multi-family lending.

Liquidity and Sources of Funds

     The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers' needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; and deposit withdrawals. As of September 30, 2003, Cascade had $31.2 million of construction loans in process, $36.8 million in unused business lines of credit and $26.5 million in unused consumer lines of credit. While most of the loans in process will be funded as the construction projects move toward completion, only a modest portion of the business and consumer lines will require funding. Historically, the Bank's business customers use approximately 40% of their lines, and about 50% of the home equity lines of credit are not drawn upon at any point in time.

     Funding needs are met through the sale of loans, existing liquidity balances, repayment of existing loans, deposit growth, FHLB-Seattle advances, and other borrowings. Cascade maintains balances in FHLB deposits, which equaled $9.8 million as of September 30, 2003 and $11.0 million at December 31, 2002. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding were $133.5 million at the end of the quarter and $105.9 million as of December 31, 2002.

     Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $299.0 million at current asset levels. At September 30, 2003, the Bank had $192.0 million in outstanding advances and an unused line of credit from the FHLB-Seattle of approximately $107.0 million. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At September 30, 2003 the Bank had $40.6 million in reverse repurchase agreements outstanding. The Bank also has a $10 million Fed funds line with a correspondent bank, which was not used during the quarter.

Capital Resources

     The Corporation's primary source of capital is the retention of its net income. On September 23, 2003, the Board of Directors voted to declare the Corporation's fifth cash dividend. The dividend was $0.07 per share and paid on October 22nd to shareholders of record on October 8th. The $461,000 dividend payout represented 19% of quarterly earnings.

     The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade's stock which they have held for a minimum of six months to exercise options.

     At its May 2003 meeting, the Board of Directors authorized a stock repurchase program of up to 5% of the Corporation's stock. As of September 30, 2003, no stock had been repurchased under this program. The repurchase program does not obligate the Corporation to acquire any specific number of shares.

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

Capital Requirements

     Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank's regulatory capital requirements are expressed as a percentage of assets. As of September 30, 2003, for the purposes of this calculation, the Bank's total assets and total risk based assets were $864.8 million and $626.9 million respectively. The related excess capital amounts as of September 30, 2003 are presented in the following table ($ amounts in 000's):

                                 September 30, 2003       December 31, 2002
Core capital                   Amount     Percentage     Amount     Percentage
------------                   ---------------------     ---------------------
Tier 1 (Core) capital         $70,277        8.13%       $64,536       8.07%
Less:  Minimum requirement     34,591        4.00         32,007       4.00
                               ------       -----         ------      -----
Excess                        $35,686        4.13%       $32,529       4.07%
                               ======       =====         ======      =====

Risk-based capital             Amount     Percentage      Amount    Percentage
------------------             ---------------------      --------------------
Risk-based capital            $77,919       12.43%       $71,336      13.11%
Less: Minimum requirement (1)  50,149        8.00         43,516       8.00
                               ------       -----         ------      -----
Excess                        $27,770        4.43%       $27,820       5.11%
                               ======       =====         ======      =====

(1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of September 30, 2003, which requires a core capital to assets of at least 6% and a risk based capital to assets of at least 10%.

     The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.33% and a Risk Based ratio of 12.69%.


      Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                         ASSET/LIABILITY MANAGEMENT
      -------------------------------------------------------------------

     The Bank, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities re-price on different terms than its interest-earning assets.

     The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has migrated its loan mix toward prime based business and construction loans. The Bank sells virtually all new 15 and 30 year fixed rate residential loans with servicing released to its correspondent mortgage banks on a best efforts basis. The Bank's fixed rate portfolio loans secured by real estate consist primarily of mortgages with initial fixed rate periods of three or five years that after the initial period convert to one year adjustable rate loans.

     The growth in the Bank's investment portfolio has been generally limited to collateralized mortgage obligations (CMOs) with expected average lives under five years and callable Agency securities. The callable Agency securities have intermediate maturities with durations less than five years but final maturities of up to 15 years in some cases. Given the steepness of the yield curve, these securities offer very attractive yields compared to securities with shorter final maturities. Since many of these securities are classified as "available-for-sale", in an increasing interest rate environment, these securities could produce mark to market losses that would be reflected in the Corporation's comprehensive income. If however, interest rates decline, these securities could be called by the issuer. During the quarter ended September 30, 2003, $37.5 million of these securities were called.


     The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of September 30, 2003, $185 million of the $192.0 million of advances had original maturities greater than one year and the remaining $7 million had original maturities of less than one month. All but $37 million of the advances have remaining maturities greater than one year. Of the total amount, $140 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. The FHLB would exercise this option if interest rates rise. In a +200 basis point rate shock scenario, only a total of $20 million would be converted. In October 2003, the Bank entered into an interest rate swap agreement to convert the $10 million in Trust Preferred Securities from a fixed 11% rate to a LIBOR based liability, at 6 month LIBOR + 520 basis points. The swap will be accounted for as a cash flow hedge against the Trust Preferred Securities under FAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

     Using standard rate shock methodology, as of September 30, 2003 the Bank's net interest income increases 0.11% in the up 200 basis points scenario and decreases 5.15% in the down 200 basis point scenario, both within the Board established limit of a 10% decline. The Bank's fair value of equity decreases 10.10% in the up 200 basis points shock and increases 10.5% in the down 200 basis point scenario. The established limit is a 30% decline. The minimum adjusted capital to asset limit is 5% in either scenario. In the up 200 basis point scenario, the capital/asset ratio is 7.17%. In the down 200 basis point shock, the capital ratio is 8.41%.

     These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates. Actual results will differ from simulated results.

                      Item 4 - Controls and Procedures

               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
               ------------------------------------------------

     An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management as of the last day of the quarter. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                       CHANGES IN INTERNAL CONTROLS
                       ----------------------------

     In the quarter ended September 30, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                 DISCLOSURE CONTROLS AND INTERNAL CONTROLS
                 -----------------------------------------

     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Cascade Financial Corporation's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

               LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS
               --------------------------------------------

     Cascade Financial Corporation's management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cascade Financial Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Changes in Securities.
-------------------------------
     Not applicable

Item 3.  Defaults upon Senior Securities.
-----------------------------------------
     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
     Not applicable

Item 5.  Other information.
---------------------------
     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
(a)  Exhibits
     3.1  Certificate of Incorporation of Cascade Financial Corporation(1)
     3.2  Bylaws of Cascade Financial Corporation(1)
    10.1  Cascade Financial Corporation 1994 Employee Stock Purchase Plan(1)
    10.2  Cascade Financial Corporation 1992 Stock Option and Incentive Plan(2)
    10.3  Cascade Financial Corporation Employee Stock Ownership Plan(2)
    10.4  Cascade Financial Corporation 1997 Stock Option Plan(3)
    10.5  Employment Agreement Extension with Carol K. Nelson dated July 23,
          2003
    31.1 Certifications of the Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act
    31.2 Certifications of the Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act
    32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

     On July 22, 2003, the Corporation released earnings information for the second quarter ended June 30, 2003, under Item 9 of Form 8-K.
---------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200).
(2) Incorporated by reference to the Corporation's Form 10-KSB for December 31, 1995.
(3) Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File no. 333-24203).

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CASCADE FINANCIAL CORPORATION


November 12, 2003                           /s/ Lars H. Johnson
                                            ------------------------------
                                            By:  Lars H. Johnson,
                                                 Executive Vice President
                                                 (Chief Financial Officer)