Form 10-Q/A
period 2003-09-30
CASCADE FINANCIAL CORP
filed 2003-11-24
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549
                       ------------------------
                             FORM 10-Q/A
                           Amendment No. 1

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
         (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X     No
                                                   -----      -----

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes   X       No
                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of November 21, 2003
----------------------------              -----------------------------------
Common Stock ($.01 par value)                        6,590,682

                               EXPLANATORY NOTE
                               ----------------

     Cascade Financial Corporation (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Report") to correct and update Item 3 of the Report. In particular, this Amendment No. 1 updates the results of the standard rate shock methodology scenario as Item 3 of the Report stated the results of this scenario as of the Company's prior quarterly filing.

     To make these corrections, the Company is amending and restating Item 3 of the Report. Pursuant to Rule 12b-15, the Company is also including currently dated certifications of the Chief Executive Officer and the Chief Financial Officer. While the remainder of the Report is unchanged, the Company is reproducing the Report in its entirety to provide a complete presentation to the reader.

     This Amendment No. 1 is current as of the original filing date of the Report, except for the certifications, which speak as of their respective dates. Except as specifically indicated above, the Report has not been updated to reflect events occurring after the original filing date.


                    CASCADE FINANCIAL CORPORATION

                             FORM 10-Q/A
                for the Quarter Ended September 30, 2003
                ----------------------------------------

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
                                                      ---------------------

          See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                Nine Months Ended September 30,
                                                        2003         2002
                                                -------------------------------
Subtotal, brought forward                            $ (59,500)      15,312
                                                      ---------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   492          913
  Dividends paid                                          (978)          --
  Repurchase of common stock                               (83)        (374)
  Net increase in deposits                              44,803       57,280
  Net increase (decrease) in Federal Home
   Loan Bank advances                                   (5,500)     (34,000)
  Net increase (decrease) in securities sold
   under agreements to repurchase                       20,019      (19,617)
  Net increase in advance payments by borrowers
   for taxes and insurance                                (173)         602
    Net cash provided by financing activities           58,580        4,804

    Net increase (decrease) in cash and
     cash equivalents                                     (920)      20,116
Cash and cash equivalents at beginning of period        20,595       11,622

Cash and cash equivalents at end of period           $  19,675       31,738

Supplemental disclosures of cash flow
 information-cash paid during the period for:
  Interest                                           $  17,864       17,892
  Federal income taxes                                   3,100        2,605

Supplemental schedule of noncash investing
 and financing activities:
  Net mortgage loans transferred to real
   estate owned                                            286        1,199
  Mark to market on securities available-for-sale          874         (698)
  Retirement of treasury stock in retained earnings     (1,230)          --
  Dividends declared                                    (1,115)          --


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

     Using standard rate shock methodology, as of September 30, 2003 the Bank's net interest income decreases 4.55% in the up 200 basis points scenario and decreases 6.45% in the down 200 basis point scenario, both within the Board established limit of a 10% decline. The Bank's fair value of equity decreases 26.29% in the up 200 basis points shock and increases 21.12% in the down 200 basis point scenario. The established limit is a 30% decline. The minimum adjusted capital to asset limit is 5% in either scenario. In the up 200 basis point scenario, the capital/asset ratio is 5.10%. In the down 200 basis point shock, the capital ratio is 7.78%.

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

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CASCADE FINANCIAL CORPORATION


November 21, 2003                           /s/ Lars H. Johnson
                                            ------------------------------
                                            By:  Lars H. Johnson,
                                                 Executive Vice President
                                                 (Chief Financial Officer)