Form 10-K
period 2003-12-31
CASCADE FINANCIAL CORP
filed 2004-03-15
CIK 928911

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2003.

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                              Commission file number 0-25286

                               CASCADE FINANCIAL CORPORATION
                    -----------------------------------------------------
                   (Exact name of registrant as specified in its charter)

          Washington                                        91-1661954
--------------------------------                   ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer I.D. Number)
  incorporation or organization)

  2828 Colby Avenue, Everett, Washington                       98201
  --------------------------------------                    ----------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:          (425) 339-5500
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

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES [X]   NO [  ]

   The aggregate market value of Common Stock held by non-affiliates of registrant at March 5, 2004 was $128.04 million on (based on the last reported sale on such date). The number of shares of registrant's Common Stock outstanding at March 5, 2004 was 8,261,483.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the year ended December 31, 2003, including the Selected Financial Data and the Management Discussion and Analysis attached as Exhibit 13 (the "Annual Report") (Part I, II & IV).

2. Portions of registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

                            Cascade Financial Corporation
                                      FORM 10-K
                                  December 31, 2003

                                  TABLE OF CONTENTS
                            -----------------------------

                                                                          Page
                                       PART I                             ----
                                       ------
Item 1.   Description of Business                                            3
          Loan Portfolio                                                     5
          Asset and Liability Management Activities                         13
          Investment Portfolio                                              16
          Deposits                                                          17
          Return on Equity and Assets                                       18
          Borrowings                                                        18
          Regulation                                                        20
          Taxation                                                          25
Item 2.   Properties                                                        26
Item 3.   Legal Proceedings                                                 26
Item 4.   Submission of Matters to a Vote of Security Holders               26

                                       PART II
                                       -------
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                               27
Item 6.   Selected Financial Data                                           27
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               27
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk        27
Item 8.   Financial Statements and Supplementary Data                       27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          27
Item 9A.  Controls and Procedures                                           27

                                      PART III
                                      --------
Item 10.  Directors and Executive Officers of the Registrant                29
Item 11.  Executive Compensation                                            30
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                    30
Item 13.  Certain Relationships and Related Transactions                    30
Item 14.  Principal Accountant Fees and Services                            30

                                       PART IV
                                       -------
Item 15.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                       31

FORWARD LOOKING STATEMENTS
--------------------------

   In addition to historical information, this Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Cascade Financial Corporation of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained herein are subject to factors, risks, and uncertainties that may cause ctual results to differ materially from those projected. The following items are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses and customers; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only at the date of the statement. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents the Corporation files from time to time with the Securities and Exchange Commission. There can be no assurance that any of the strategies described in this Form 10-K will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated. Sentences containing words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "projected," or similar words may constitute such forward looking statements.

Item 1.  Description of Business
--------------------------------

General
-------

   Cascade Financial Corporation (the "Corporation") is a bank holding company incorporated in the state of Washington that was formed in 1994. The consolidated entity includes the Corporation and its wholly owned subsidiaries.
  At December 31, 2003, the Corporation's wholly-owned subsidiaries were Cascade Bank ("Cascade" or the "Bank") and Cascade Capital Trust I. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington 98201. The telephone number is (425) 339-5500 and the web site is www.CascadeBank.com.

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

   In July of 2001, the Bank converted its charter from that of a federal stock savings bank to a Washington state commercial bank, and the Corporation elected to be treated as a financial holding company with the Federal Reserve Board. In May of 2003, the Corporation transferred its state of domicile from Delaware, which it had maintained since its formation as a holding company in 1994, to Washington. Following this conversion, the Corporation changed its fiscal year end from June 30 to December 31 to align its reporting period with those of its commercial bank peers.

   The Corporation conducts its business from its main office in Everett, Washington, and fifteen other full service offices in the greater Puget Sound region. At December 31, 2003, the Corporation had total assets of $885.2 million, total deposits of $564.3 million and stockholders' equity of $64.0 million.

   The Bank, a full-service community bank, offers a wide range of products and services. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to the limits specified by law.

Market Area
-----------

   Headquartered in Everett, Washington, the Corporation serves its customers from fifteen full service offices, ten in Snohomish County and five in King County. Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years, although currently the area is recovering slowly from an economic slowdown.

   The economy of our market area has been aided by a strong housing market and the continued strength at Microsoft. While employment at Boeing continued to contract in 2003, the rate of that decrease slowed dramatically. In December 2003, Boeing announced that Everett had been chosen to assemble its new commercial airliner, the 7E7. It is too early to determine the impact on the local economy, but the decision has the potential to arrest the decline in manufacturing employment in the market area.

   Our market area in King County includes the growing cities east of Seattle and Lake Washington. This area's economy has been dominated by Microsoft, with other high technology companies playing an important role. Slowdowns and retrenchment with a number of these firms has led to slower economic growth than in the past with a potential impact on the financial services firms that serve the area. The commercial real estate market in east King County has maintained high vacancy rates in 2003.

   On the plus side, Everett is the home port of the Navy's carrier battle ship, the USS Abraham Lincoln. The contribution that the Navy makes to the economy is not dependent on other trends. The economy in the Corporation's market area has become more dependent upon the health care and biotechnology industries, two industries which have been less affected by the recent economic slowdown. Snohomish County and Northeast King County are home to numerous biotechnology companies, including Advanced Technology Labs, a manufacturer of medical equipment.

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

Business Strategy
-----------------

   The Corporation is in the process of implementing its business plan to increase the Bank's emphasis on commercial banking. The Corporation is attempting to pursue the following strategies:

* Increasing the percentage of its assets consisting of business, construction, and commercial real estate loans with higher risk-adjusted returns, shorter maturities and greater sensitivity to interest rate fluctuations.

* Increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network, customer service center and online banking.

*  Diligently searching for additional sources of fee based revenue.
* Maintaining cost-effective operations by efficiently offering products and services.
* Maintaining its capital position at or above the "well-capitalized" (as defined for regulatory purposes) level.
* Exploring prudent means to grow the business internally and/or through acquisitions.

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

   Geographic location is still the primary factor in choosing a bank for the checking account relationship. As a result, the Bank's competition for checking deposits comes primarily from the large institutions with a broad network of locations. Online banking continues to be an important convenience service to attract checking customers from larger banks. In addition, Cascade has recently made an arrangement with US Bank to allow customers to use US Bank

ATMs without a surcharge. Community banks, savings institutions, as well as other non-banking financial institutions, provide the greatest competition for the various savings vehicles such as money market deposit accounts and certificates of deposit.

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

LOAN PORTFOLIO
--------------

   General. The Bank originates business, real estate and consumer loans. Total loans equaled $607.9 million at December 31, 2003. Total loans were adjusted by loans in process, deferred loan fees, and the allowance for loan losses for a net loan balance of $567.1 million. At December 31, 2003, $204.4 million or 33.6% of loans consisted of business loans; $93.7 million or 15.41% were real estate construction loans; $83.9 million or 13.79% of loans consisted of commercial real estate; $33.2 million or 5.45% were consumer loans; $105.6 million or 17.36% of the Bank's loans consisted of loans secured by one-to-four family residential properties; and $87.2 million or 14.35% consisted of multi-family loans, which brings the total loans secured by first liens on residential real estate to $192.8 million or 31.71% of total loans. The corporation sells all its 30 year fixed-rate loans and the vast majority of its 15 year fixed-rate loans in the secondary mortgage market. The Corporation had non-mandatory forward commitments totaling $2,177 and $8,083 to sell loans into the secondary market at December 31, 2003 and December 31, 2002, respectively.

  Loan Portfolio Analysis. The following table sets forth the Corporation's loan portfolio by type of loan and by type of security at the dates indicated.


                                            At December 31,                          At June 30,
                               2003              2002              2001              2001              2000              1999
                          ---------------------------------------------------   ---------------------------------------------------
                          Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
 ---------------------------------------------------   ---------------------------------------------------
                                                                   (Dollars in thousands)

Type of Loan
------------
Real estate mortgage
  Residential (1)        192,777  33.99    216,914  39.68    262,460  45.55     272,363  48.22    288,660  53.46    263,987  57.93
Commercial                83,856  14.79     63,108  11.54     62,938  10.92      56,913  10.08     54,320  10.06     49,066  10.77
Construction              93,704  16.52    104,790  19.17    104,131  18.07     103,206  18.27     73,488  13.61     54,500  11.96
Business                 204,446  36.05    142,273  26.03    125,342  21.75     113,708  20.13     86,298  15.98     61,676  13.53
Consumer (2)              33,163   5.85     49,331   9.02     58,381  10.13      60,406  10.69     62,061  11.49     52,219  11.45
                        ----------------------------------------------------------------------------------------------------------
Total loans              607,946 107.20    576,416 105.44    613,252 106.42     606,596 107.39    564,827 104.60    481,448 105.64
Less:
Loans in process          30,962   5.46     20,669   3.78     28,220   4.90      33,337   5.90     17,132   3.17     19,087   4.19
Deferred loan fees, net    2,179   0.38      2,198   0.40      2,502   0.43       2,703   0.48      2,719   0.50      2,371   0.52
Allowance for loan losses  7,711   1.36      6,872   1.26      6,304   1.09       5,687   1.01      5,004   0.93      4,254   0.93
                        ----------------------------------------------------------------------------------------------------------
Total loans, net         567,094 100.00%   546,677 100.00%   576,226 100.00%    564,869 100.00%   539,972 100.00%   454,736 100.00%
                        ==========================================================================================================

Type of Security
----------------
Real estate mortgage
One-to-four family (2)   221,130  38.99    262,474  48.01    295,941  51.36     307,049  54.35   290,857  53.86     261,822  57.45
Multi-family              87,212  15.38     94,245  17.24    109,734  19.04     107,360  19.01   112,721  20.87      85,893  18.85
Commercial                83,856  14.79     63,108  11.54     62,938  10.92      56,913  10.08    54,320  10.06      49,066  10.77
Land loans                 1,786   0.31      1,720   0.32      2,546   0.44       3,269   0.58        29   0.01         106   0.02
Other                    213,962  37.73    154,869  28.33    142,093  24.66     132,005  23.37   106,900  19.80      84,561  18.55
                        ----------------------------------------------------------------------------------------------------------
Total loans              607,946 107.20    576,416 105.44    613,252 106.42     606,596 107.39   564,827 104.60     481,448 105.64
Less:
Loans in process          30,962   5.46     20,669   3.78     28,220   4.90      33,337   5.90    17,132   3.17      19,087   4.19
Deferred loan fees, net    2,179   0.38      2,198   0.40      2,502   0.43       2,703   0.48     2,719   0.50       2,371   0.52
Allowance for loan losses  7,711   1.36      6,872   1.26      6,304   1.09       5,687   1.01     5,004   0.93       4,254   0.93
                        ----------------------------------------------------------------------------------------------------------
Total loans, net         567,094 100.00%   546,677 100.00%   576,226 100.00%    564,869 100.00%  539,972 100.00%    455,736 100.00%
                        ==========================================================================================================

(1) Includes construction loans converted to permanent loans, multi-family and land loans.
(2) Includes home equity loans and HELOCs.


   At December 31, 2003, loans in process attributed to construction loans, totaled $31.0 million or 5.46% of total loans net, deferred fees were $2.2 million or .38%, and the allowance for loan losses was $7.7 million or 1.36% of total loans, net.

   Business Loans. Business loans increased from $142.3 million at December 31, 2002 to $204.4 million at December 31, 2003. Unsecured business loans totaled $14.1 million at December 31, 2003. The Bank's business loan portfolio consists primarily of commercial business loans to small and medium sized businesses operating in Snohomish and King counties. These loans are secured primarily by real estate, receivables, equipment, other assets of the business and personal property, and the personal guarantee of the borrower. These loans typically have variable-rate terms or fixed rates with maturities of up to five years. The Bank also offers secured and unsecured operating lines of credit. Business loans are underwritten by the Bank on the basis of the borrower's cash flow and ability to service debt from earnings, as well as the underlying collateral value. The borrower is generally required to provide the Bank with financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their financial condition; and to update this information annually. Business loans also include owner occupied real estate loans with terms comparable to the Bank's income property loans. In addition, as the business banking activity increases, the Bank expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding.

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

   While most of the business borrowers are established businesses with successful track records, it is uncertain how the continuing economic slowdown will affect these loans.

   Construction Loans. The Bank originates construction loans on one-to-four family homes either to borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have terms of 12-18 months. The interest rates charged on construction loans are indexed to the prime rate and vary depending on the characteristics of the loan, particularly the credit risk inherent in the project. All construction loans require approval by various levels of Bank personnel, depending on the size of the loan. The Bank has attempted to increase its construction loan portfolio because these loans have relatively high margins, floating interest rates and short-term maturities and because of the historically favorable housing market in the Puget Sound area. At December 31, 2003 and December 31, 2002, the Corporation's construction loans were $93.7 million (including $31.0 million of loans in process) or 15.4% of the total loan portfolio and $104.8 million (including $20.7 million of loans in process) or 18.2% of the total loan portfolio, respectively. Of this amount, $79.4 million was to builders, including $15.1 million for land acquisition and development, and $14.3 million was to individuals for custom home construction. The strength of the local housing market led to a rapid turnover in this portfolio as builders were able to quickly sell new homes. This strength led to the decline in the portfolio at December 31, 2003. The Bank's maximum outstanding commitment to one builder at December 31, 2003 totaled $8.9 million involving several construction projects which are performing in accordance with the terms of the loan.

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

   Commercial Real Estate Loans. Commercial real estate loans totaled $83.9 million or 13.8% of the Bank's total loans at December 31, 2003. All commercial real estate loans are secured by properties in western Washington, mainly in the Puget Sound region. Improved property such as office buildings and small commercial business properties such as strip shopping centers secure the Bank's commercial real estate loans. These loans are primarily fixed rate with a maximum reset on the interest rate of five years. At December 31, 2003, the largest commercial real estate and land loan in the Bank's portfolio was $6.1 million, which was performing according to its terms at that date.

   Multi-family Loans. Multi-family loans totaled $87.2 million or 14.4% of the total loan portfolio at December 31, 2003. The multi-family portfolio is principally comprised of small to medium-size apartment projects with loan-to-value ratios usually up to 75%. All new loan originations are in the Puget Sound region with adjustable rates.

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

   One-to-Four Family Residential Loans. At December 31, 2003, residential loans totaled $105.6 million or 17.4% of the total loan portfolio. Residential lending consists primarily of first mortgage loans secured by single family residential properties located principally in Snohomish and King Counties. The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") with maturities up to 30 years. ARM loans are generally held in the Bank's portfolio. Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury Index. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the shape of the yield curve, and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

   Fixed rate residential loans are generally sold and the servicing released to one of the Bank's correspondents. The loans are sold on a "best efforts" basis. The Bank no longer packages its loans to sell as mortgage backed securities. The Bank had no loans held for sale at December 31, 2003 and $3.4 million in loans held for sale at December 31, 2002. Loans held for sale are not material and therefore the Bank does not include them as a separate line item on the balance sheet. The Bank has greatly reduced its emphasis on mortgage banking and mortgage lending in the past three years.

   The Bank's conforming residential loans meet the Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, debt ratios and documentation. The Bank's nonconforming residential loans are those that do not conform to agency underwriting guidelines, due to the size of the loan, as a result of credit histories, debt-to-income ratios, reliance on the borrower's stated income, non-owner occupied property, rural property, or other exceptions from agency guidelines. At December 31, 2003, $11.2 million or 1.8% of the Bank's total outstanding loan portfolio and 10.6% of the Bank's one-to-four family residential loan portfolio consisted of nonconforming one-to-four family residential loans.

   Consumer Loans. The Bank's consumer loan activities take two forms: home equity loans or lines of credit, and installment loans. Home equity loans are secured by a junior lien in priority on the borrower's home. Such loans may have a combined loan-to-value ratio of up to 90% of the value of the home securing the loan. Home equity loans are fixed amount loans which may have fixed or floating interest rates. Home equity lines of credit can be drawn upon at any time by the customer up to a specific amount. All these loans are at a floating rate with a floor on that rate. The balance outstanding for both types of home equity loans decreased to $23.6 million at December 31, 2003 as compared to $36.7 million at December 31, 2002. At December 31, 2003 and December 31, 2002, the total amount of unused lines of credit were $34.6 million and $38.3 million, respectively. The second type of consumer loans are installment loans in which boats, automobiles, and recreational vehicles serve as collateral. This portfolio was $9.5 million at December 31, 2003 as compared to $12.6 million outstanding at December 31, 2002. Although boat loans total $5.9 million of the Corporation's installment loans at December 31, 2003, the Corporation has significantly decreased its origination of boat loans and expects this amount to decline further in the future. Installment loans are secured by depreciating assets such as automobiles or boats. Therefore, any repossessed collateral for a defaulted installment loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial ability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Maturity
-------------

The following table sets forth information at December 31, 2003 regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include deferred loan fees. Construction loans are net of loans in process.


                                                                                        With variable rate         With  fixed rate
                                                                                       (for maturities of        (for maturities of
                      Due in one year    Due in one to    Due after five                    more than one             more than one
                         or less           five years         years          Total               year)                     year)
                     --------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Business                 $29,631             80,079          94,736         204,446            85,277                    89,538
Construction             $40,214             22,528            --            62,742            22,528                      --
Commercial Real Estate   $   794              1,191          81,871          83,856            80,207                     2,855
Multi-family                --                2,683          84,529          87,212            83,496                     3,716
Home Equity/Consumer     $ 3,625              3,647          25,891          33,163            24,728                     4,810
Residential              $ 1,444              2,550         101,571         105,565            93,771                    10,350




Asset Quality
-------------

Banking regulations require that each insured institution review and classify its assets regularly. In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be adversely classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or payment in full, based on currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amounts. The bank uses two other asset classification categories for potential problem loans. They are watch and special mention. Borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk are classified as watch. Loans on special mention represent borrowers who exhibit potential credit weaknesses or downward trends deserving bank management's close attention.

   Cascade established the Credit Administration Division in 2001 which is intended to assure that the Bank maintains the quality of its loan portfolio. Management has comprehensive monthly and annual review procedures for identifying and classifying assets for weaknesses. Reserves are maintained for assets classified as substandard or doubtful. The objective of these review procedures is to identify any trends and determine the levels of loss exposure to evaluate the need for an adjustment to the reserve accounts.

   Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of each loan. The Bank's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is usually contacted in writing. Typically, the Bank will initiate foreclosure action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan's principal becomes uncertain. It is intended that the Bank's allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At December 31, 2003 and December 31, 2002, the Bank had $1.9 million and $1.0 million, respectively, of loans accounted for on a non-accrual basis.

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

   As Cascade Bank has evolved from a thrift into a commercial bank, the inherent risk in its loan portfolio has increased, resulting in the trend of increasing the allowance for loan losses both in terms of dollars and as a percentage of total loans. Also impacting the allowance for loan losses has been the slow economy in the Corporation's market area.

   The allowance for loan losses reflects management's best estimate of probable losses that may be incurred at the balance sheet date. The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the loan portfolio based on management's assessment of various factors affecting the loan portfolio, including local economic conditions and growth of the loan portfolio and its composition. Net charge-offs during these periods have been less than experienced by the average peer banks. Increases in the allowance for loan losses made through provisions were primarily a result of business loan growth, an increase in net charge-offs, awareness of the greater risk inherent in business lending and the impact of the economic climate on the loan portfolio.

   Management measures the reasonableness of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a loss rate assigned to the total loans in each type, but unallocated to any individual loan. Adversely classified loans may be individually analyzed, to determine an estimated loss amount. A loss rate is also assigned to these adversely classified loans, but at a higher rate due to the greater risk of loss. Past due and impaired loans are actively managed to minimize the potential loss.

   Although management has allocated a portion of the allowance to the loan categories using the method described above, the adequacy of the allowance must be considered as a whole. To mitigate the imprecision in most estimates of expected loan losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated portion includes management's judgmental determination of the amounts necessary for qualitative factors such as the consideration of new products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel. Loan concentrations, quality, terms, and basic underlying assumptions remained substantially unchanged during the period.

The following table presents information with respect to the Corporation's non-performing assets and restructured loans at the dates indicated.



                                          12/31/2003    12/31/2002    12/31/2001    6/30/2001    6/30/2000    6/30/1999
                                         -------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Non-performing loans:
Commercial loans:
   Commercial                               $  128         132         1,039          166           226           338
   Commercial real estate                       --         --            --           --            --             --
                                         -------------------------------------------------------------------------------
                                               128         132         1,039          166           226           338
Residential                                  1,704         742           762        1,112           221           618
Real estate construction                        --          --           --           --            --             --
Consumer loans                                  89          82           198           37           126           245
                                          ------------------------------------------------------------------------------
   Total non-performing loans                1,921         956         1,999        1,315            57         1,201
Other real estate                              474         461           430          787           528           --
                                          ------------------------------------------------------------------------------
Total non-performing assets                  2,395      $1,417         2,428        2,102         1,101         1,201
                                          ==============================================================================
Restructured loans                           3,467         --            --           --            --            --
Total non-performing loans to net loans        .34%        .17%          .35          .23           .11          .26
Total non-performing loans to total assets     .22         .12           .26          .18           .08          .22
Total non-performing assets to total assets    .27         .18           .32          .29           .16          .22




   The Corporation's non-performing assets at December 31, 2003, consisting of non-performing loans and other real estate, totaled $2.4 million or 0.27 percent of total assets. This is an increase from $1.4 million or 0.18 percent of total assets at December 31, 2002, and a decrease from $2.4 million or 0.32 percent of total assets at December 31, 2001.

   Loans are generally placed on non-accrual when they become past due over 90 days or when the collection of interest or principal is considered unlikely.

  Loans past due over 90 or 120 days that are not on non-accrual status must be well secured by tangible collateral and in the process of collection. The Bank does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal and interest payments are no longer in doubt.

   Non-performing loans increased to $1.9 million at December 31, 2003 compared to a $1.0 million at December 31, 2002, and $2.0 million at December 31, 2001. The increase in non-performing loans from December 31, 2002 to December 31, 2003 is due to an increase in non-performing residential loans. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

   Other real estate owned includes property acquired by the Bank through foreclosure and real estate held for development. Other real estate is carried at the lower of the estimated fair value or the principal balance of the foreclosed loans. Non-performing other real estate was $474,000 at December 31, 2003, an increase from $461,000 at December 31, 2002, and an increase from $430,000 at December 31, 2001. All real estate owned was single-family residential real estate.

   Interest income that would have been recognized for the year ended December 31, 2003, December 31, 2002, the six month period ended December 31, 2001, and for the fiscal years ended June 30, 2001, 2000 and 1999, had non-accrual loans been current in accordance with their contractual terms amounted to $90,000, $32,000, $87,000, $74,000, $32,000 and $86,000, respectively.

       The following tables set forth information regarding changes in the Corporation's allowance for loan losses for the most recent five years (dollars in thousands).



                                              Year Ended               Six Months Ended              Year Ended
                                    12/31/03   12/31/02    12/31/01   12/31/01   12/31/00    6/30/01   6/30/00   6/30/99
                                    -------------------------------   -------------------    ---------------------------
Balance at beginning of period      $  6,872      6,304      5,342      5,687      5,004      5,004      4,254      4,143
Charge Offs:
  Business                               295      1,028        147        138         48         46         53         49
    Commercial Real Estate                95         --         --         --         --          2         --         --
    Single-Family Residence               59        249        193         42          5        166         16          7
    Multi-Family                          --         --         --         --         --         --         --         --
    Real Estate Construction              --         --         --         --         --         --         --         --
    Consumer and other                   302        164         93         26         48        115         77        267
  Recoveries:                           (315)      (114)       (25)       (13)       (19)       (32)      (126)        (7)
                                    --------------------------------------------------------------------------------------
  Net charge-offs (recoveries):          436      1,327        408        193         82        297         20        316
  Provision for loan losses            1,275      1,895      1,370        810        420        980        770        427
                                    --------------------------------------------------------------------------------------
Balance at end of period               7,711      6,872      6,304      6,304      5,342      5,687      5,004      4,254
Average loans outstanding           $565,453    566,302    573,867    580,221    552,512    560,013    517,405    418,207
                                    ======================================================================================
Ratio of net charge-offs during
  the period to average loans
  outstanding                            .08        .23        .07        .03        .02        .05         --        .08

Ratio of allowance for loan losses
  to average loans outstanding          1.36       1.21       1.10       1.09        .97       1.02        .97       1.02




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




                                    12/31/03        12/31/02        12/31/01         6/30/01        6/30/00         6/30/99
                                  Amount    %*    Amount    %*    Amount    %*    Amount    %*    Amount    %*    Amount    %*
                                  ------------    ------------    ------------    ------------    ------------    ------------
Business                         $2,833   35.4     2,918   25.6    2,927   21.4    2,203   19.9    1,886   15.8     740   13.3
Commercial Real Estate              787   14.5       274   11.4      220   10.7      569    9.9      544    9.9   1,160   10.6
Single-Family Residential           745   18.3       745   22.0      861   26.1    1,097   28.8    1,019   32.1     961   38.5
Multi-Family                        245   15.1       366   17.0      442   18.8      672   18.7      619   20.6     460   18.6
Real Estate Construction            642   10.9     1,887   15.1      887   13.0      771   12.2      569   10.3     450    7.7
Consumer and Other                  444    5.8       252    8.9      356   10.0      295   10.5      367   11.3     370   11.3
Unallocated                       2,015     --       430     --      611     --       80     --       --     --     113     --
                                 ---------------------------------------------------------------------------------------------
Total allowance for loan losses  $7,711  100.0%    6,872  100.0    6,304  100.0    5,687  100.0    5,004  100.0   4,254  100.0

* Percent of loans in each category to total loans.


   The provision for loan losses for the year ended December 31, 2003 totaled $1,275,000 compared to $1,895,000 for the year ended December 31, 2002. The provision for loan losses was $810,000 for the six month period ended December 31, 2001, and $420,000 for the six months ended December 31, 2000. Provisions for the fiscal years ended June 30, 2001, 2000 and 1999 were $980,000, $770,000, and $427,000 respectively. The decrease in the provision for loan losses for the twelve month period ended December 31, 2003 was due to the decrease in adversely classified loans (which includes the substandard and doubtful categories) under the Bank's loan classification system. Adversely classified loans decreased to $12.0 million at December 31, 2003 from $24.5 million at December 31, 2002.

ASSET AND LIABILITY MANAGEMENT ACTIVITIES
-----------------------------------------

   The Bank uses a variety of tools to measure, monitor, and manage interest rate risk. The Board of Directors reviews the interest rate risk management activities of the Bank on a regular basis and has established policies on the amount of risk deemed appropriate. The Bank's primary rate risk management tool is a financial simulation model. The Bank's net interest income and the value of its capital are measured under different interest rate scenarios. To manage its interest rate risk, the Bank has focused on originating more interest rate sensitive assets, such as prime based loans, while reducing its long-term, fixed rate assets through selling long term residential mortgages in the secondary market. The vast majority of the loans that the Bank keeps in its portfolio have repricing periods of five years or less. The Bank often uses FHLB advances to fund its intermediate term assets. Cascade uses reverse repurchase agreements to provide inexpensive short term funding. These agreements are generally for three months or less and provide the Bank with liabilities that reprice relatively quickly, which helps match the repricing characteristics of our prime based loans.

   The Board of Directors, through the Asset/Liability Management Policy, establishes limits on the sensitivity to changes in the Bank's exposure to changes in interest rates. Cascade uses a simulation model to measure rate risk and the impact on net interest income, the fair value of equity, and the fair value capital/asset ratio under different interest rate shock scenarios.

   Using standard rate shock methodology, the Bank's net interest income decreases 9.1% in the up 200 bp shock scenario and decreases 6.2% in the down 200 bp scenario, both are within the established limit of a 10% decline. The Bank's fair value of equity decreases 25.2% in an up 200 bp shock scenario and increases 2.6% in a down 200 bp shock. The established limit is a decline of 30% in either scenario. The adjusted capital/asset ratio is 5.52% in the up 200 bp scenario and 7.10% in the down 200 bp scenario. The established limit is 5.0%.

   While within the parameters established by policy, the Bank has taken steps to reduce it exposure, particularly to rising rates. Limits have been established on the final maturity of investments and limits have been initiated on the price volatility of MBS (including CMOs). Additionally, the Bank will look for opportunities to extend the maturities of its FHLB advance portfolio.

   These actions, individually and collectively, may have a negative impact on current net interest income and spread, especially given the steepness of the yield curve.

   The Bank uses interest rate swaps and has used caps and floors in the past to control the amount of its interest rate risk.

   In October 2003, Cascade entered into an interest rate swap agreement to hedge its junior subordinated debentures payable. The terms of the agreement include, among other things, a collateral requirement, which is intended to offset any credit risk between the Company and the third party. The notional principle on the swap was $10 million where the Corporation received a fixed rate and paid on an adjustable LIBOR based rate. As of December 31, 2003, the collateral requirement was $800,000 and a security with a $1.8 million market value was pledged to meet the collateral requirement. Should interest rates increase, it is probable that the required collateral on the interest rate swap will exceed the minimum requirement of $800,000, which would require additional securities to be pledged. As of December 31, 2003, the Corporation pledged one security classified as held to maturity as collateral with a market value of $1.8 million. The unrealized loss on the interest rate swap was $98,000 as of December 31, 2003. Unrealized gains or losses on the interest rate swap are recorded as other assets or liabilities with the corresponding change in the amount of liability for the junior subordinated debentures payable. The change in unrealized gains or losses on the interest rate swap is offset by the corresponding changes in the unrealized gains or losses on the junior subordinated debentures in the accompanying Consolidated Statements of Operations.

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


                                              Year Ended December 31,                      Year Ended December 31,
                                     -----------------------------------------     ----------------------------------------
                                                                                         2002 Compared to Year Ended
                                            2003 Compared to Year Ended                        December 31, 2001
                                                 December 31, 2002                                (unaudited)
                                             Increase (Decrease) Due to                   Increase (Decrease) Due to
                                        Rate       Volume     Rate/      Net        Rate        Volume     Rate/      Net
                                                             Volume                                       Volume
                                     -----------------------------------------     ----------------------------------------
                                                                      (Dollars in thousands)
Interest-earning assets
-----------------------
  Mortgage loans (1)                 $(2,877)     (2,180)      221     (4,836)      (2,927)     (1,621)     145     (4,403)
  Consumer loans (1)                    (157)     (1,203)       46     (1,314)        (654)       (421)      54     (1,021)

  Business loans (1)                    (912)      3,251      (316)     2,023       (1,360)      1,461     (209)      (108)
                                     -----------------------------------------     ----------------------------------------
     Total loans                      (3,946)       (132)      (49)    (4,127)      (4,941)       (581)     (10)    (5,532)
  Securities held-to-maturity         (1,595)      2,237      (399)       243           13         907       30        950
  Securities available-for-sale         (156)      2,426      (281)     1,989         (464)      1,608      (94)     1,050
  Daily interest-earning deposits        (83)       (173)       44       (212)         (88)        359     (153)       118
                                     -----------------------------------------     ----------------------------------------
Total net change in income on
  interest earning assets             (5,780)      4,358      (685)    (2,107)      (5,480)      2,293     (227)    (3,414)
                                     =========================================     ========================================
Interest-bearing liabilities
----------------------------
Interest-bearing deposits             (3,056)      1,984      (484)    (1,556)      (6,871)      2,887   (1,125)    (5,109)
  FHLB advances                       (1,364)       (530)       60     (1,834)        (395)     (1,598)      45     (1,948)
  Other borrowings                      (334)         38        (7)      (303)        (833)       (208)      63       (978)
                                     -----------------------------------------     ----------------------------------------
Total net change in expenses on
  interest-bearing liabilities       $(4,754)      1,492      (431)    (3,693)      (8,099)      1,081   (1,017)    (8,035)
                                     =========================================     ========================================
Net increase in net interest income                                   $ 1,586                                        4,621
                                                                      ========                                       ======
(1) Does not include interest on loans 90 days or more past due.



                                                 Six Months Ended                            Year Ended June 30,
                                     -----------------------------------------     ----------------------------------------
                                            December 31, 2001 Compared to                   2001 Compared to Year
                                         Six months ended December 31, 2000                  Ended June 30, 2000
                                                     (unaudited)                             Increase (Decrease)
                                             Increase (Decrease) Due to                             Due to
                                        Rate       Volume     Rate/      Net        Rate        Volume     Rate/      Net
                                                             Volume                                       Volume
                                     -----------------------------------------     ----------------------------------------
                                                                      (Dollars in thousands)
Interest-earning assets
-----------------------
  Mortgage loans (1)                 $(1,335)        267      528        (540)         755       1,248       30      2,033
  Consumer loans (1)                    (428)       (347)     401        (374)         243         488       25        756
  Business loans (1)                  (1,443)      2,725     (865)        417          (32)      1,994       (9)     1,953
                                     -----------------------------------------     ----------------------------------------
     Total loans                      (3,206)      2,645       64        (497)         966       3,730       46      4,742
  Securities held-to-maturity           (147)       (301)     253        (195)          62          44        9        115
  Securities available-for-sale       (1,231)      1,302     (136)        (65)          41       3,081       25      3,147
  Daily interest-earning deposits        (76)        (25)      53         (48)         (38)        175      (34)       103
                                     -----------------------------------------     ----------------------------------------
Total net change in income on
  interest-earning assets             (4,660)      3,621      234        (805)       1,031       7,030       46      8,107
                                     =========================================     =======================================
Interest-bearing liabilities
----------------------------
Interest-bearing deposits             (5,172)        320    2,386      (2,466)         822        (497)     (21)       304
  FHLB advances                         (446)        973     (280)        247          923       3,475      352      4,750
  Other borrowings                    (1,143)        442      273        (428)         (71)      2,482     (184)     2,227
                                     -----------------------------------------     ----------------------------------------
Total net change in expenses on
  interest-bearing liabilities       $(6,761)     1,735     2,379      (2,647)       1,674       5,460      147      7,281
                                     =========================================     =======================================
Net increase in net interest income                                    $1,842                                          826
                                                                       =======                                       =====
(1) Does not include interest on loans 90 days or more past due.
    Mortgage loans include residential, multi-family, construction and commercial real estate.


INVESTMENT PORTFOLIO
--------------------

   The Board of Directors sets the investment policy of the Bank. This policy dictates that investments will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Bank as well as the return on the investment. The Bank's policy does not permit the purchase of non-investment grade bonds. The policy permits the investment in various types of assets permissible under FDIC regulation including: United States Treasury obligations; securities of certain government sponsored enterprises, mortgage-backed securities ("MBS") including collateralized mortgage obligations ("CMOs"), state and municipal government bonds, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, investment grade corporate bonds, certain bankers' acceptances and Federal funds. Subject to various restrictions, the Bank may also invest part of its assets in commercial paper, corporate debt securities and mutual funds, if those assets conform to FDIC regulations.

   Investment securities increased to $276.5 million at December 31, 2003 from $209.3 million at December 31, 2002, a 32% increase. The investment portfolio represented 31% of total assets at December 31, 2003 compared to 26% at December 31, 2002. MBS (including CMOs) available for sale decreased from $90.1 million to $70.5 million as of December 31, 2003. However, agency notes available for sale increased from $55.9 million to $99.2 million. Agency notes held to maturity increased from $44.9 million to $73.8 million for the year ended December 31, 2003, as the Corporation sought to capture additional income by obtaining a higher coupon in return for giving the issuer the option to call the security before its stated maturity.

   The following tables set forth the Bank's securities available for sale at the dates indicated.




                      December 31, 2003            December 31, 2002            December 31, 2001             June 30, 2001
                   --------------------------------------------------------------------------------------------------------------
                   Estimated     Percent of     Estimated     Percent of     Estimated     Percent of    Estimated     Percent of
                   Fair Value    Portfolio      Fair Value    Portfolio      Fair Value    Portfolio     Fair Value    Portfolio
                   --------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
MBS               $ 70,523         37.17%         90,073         56.3           56,511        37.6          76,832        59.4
Agency notes        99,240         52.30          55,874         35.0           76,699        51.0          35,492        27.5
FHLB stock          14,741          7.77          13,950          8.7           13,119         8.7          12,668         9.8
Corporate/other      5,243          2.76              --           --            4,009         2.7           4,221         3.3
                  --------                       -------                       -------                     -------
Total             $189,747                       159,897                       150,338                     129,213
                  ========                       =======                       =======                     =======




   The following table sets forth the contractual maturities and weighted average yields of the Corporation's securities available for sale at December 31, 2003. Securities with no stated maturity dates are reported as due within one year.



                    Less Than One Year           One to Five Years            Five to Ten Years            Over Ten Years
                   -----------------------------------------------------------------------------------------------------------
                   Estimated                    Estimated                    Estimated                   Estimated
                   Fair Value    Yield          Fair Value    Yield          Fair Value    Yield         Fair Value    Yield
                   -----------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
MBS               $     --            --             945         6.83               --          --          69,578        5.06
Agency notes            85          2.00          10,030         4.16           57,212        4.83          31,913        4.99
FHLB stock          14,741          5.00              --           --               --          --              --          --
Corporate/other         --            --              --           --            5,243        5.58              --          --
Total             $ 14,826                        10,975                        62,455                    101,491




   The following table sets forth amortized cost and estimated fair values for Cascade's securities held to maturity at the dates indicated.



                               December 31, 2003                      December 31, 2002
                       Amortized               Percent of     Amortized               Percent of
                         Cost     Fair Value   Portfolio        Cost     Fair Value   Portfolio
                       -------------------------------------------------------------------------
                                                  (Dollars in thousands)
MBS                    $12,587      12,328       14.44%        $ 4,212      4,378         8.8
Agency notes            73,822      72,709       85.20          44,866     45,261        90.6
Corporate/other            310         307        0.36             310        310         0.6
                       --------------------                    --------------------
Total                  $86,719      85,344                     $49,388     49,949
                        ======      ======                      ======     ======


                               December 31, 2001                        June 30, 2001
                       Amortized               Percent of     Amortized               Percent of
                         Cost     Fair Value   Portfolio        Cost     Fair Value   Portfolio
                       -------------------------------------------------------------------------
                                                  (Dollars in thousands)
MBS                    $ 5,989       5,883         100%         6,592      6,456         100%
Corporate/other             --          --                         --         --
                       -------------------                      ----------------
Total                  $ 5,989       5,883                      6,592      6,456
                       =======       =====                      =====      =====

   The following table sets forth the contractual maturities and weighted average yields of the Corporation's securities held to maturity at December 31, 2003. Securities with no stated maturity dates are reported as due within one year.


                    Less Than One Year           One to Five Years            Five to Ten Years          Over Ten Years
                   ---------------------------------------------------------------------------------------------------------
                   Estimated                    Estimated                    Estimated                 Estimated
                   Fair Value    Yield          Fair Value    Yield          Fair Value    Yield       Fair Value    Yield
                   ---------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
MBS                 $   --         --              --           --             --           --          12,328         4.78
Agency Notes            --         --              --           --             --           --          72,709         4.93
Corporate/other         --         --              --           --             --           --             307        11.00
                                                                                                        ------
Total                   --         --              --           --             --           --          85.344
                                                                                                        ======



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

   Deposits increased to $564.3 million at December 31, 2003 from $509.9 million at December 31, 2002, an increase of 10.7% during this period. Deposits at December 31, 2001 were $420.0 million and at June 30, 2001 were $401.9 million. The market for retail deposits remains fiercely competitive. Previously, the Bank paid rates at the higher end of the competitive range of financial institutions in its market area. In an attempt to lower the absolute and relative cost of funds, the Bank modified its deposit pricing strategy by pricing its deposits in the middle of that range.

   The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2003, 2002, and 2001, and for each of the three years ended, June 30, 2001, 2000, and 1999 (dollars in thousands).



                                                                Average Deposits by Type
                          December 31,      December 31,       December 31,       June 30,          June 30,          June 30,
                              2003              2002              2001              2001              2000              1999
                         Amount   Rate     Amount   Rate     Amount   Rate     Amount   Rate     Amount   Rate     Amount   Rate
                        ---------------------------------------------------------------------------------------------------------
Non-interest-bearing
  demand deposits       $ 38,243   --      29,122    --      23,028    --      22,072    --      22,089    --      18,100    --
Interest-bearing
  demand deposits        21,854   0.48%    22,641   1.04     22,051   1.23     21,783   1.81     18,408   2.11     18,540   2.21
Money market deposit    113,263   1.32    107,363   2.14     94,384   2.98     96,491   4.49    119,219   5.00     69,426   4.66
Savings                  11,828   0.46     11,324   1.15     11,073   1.96     10,915   2.83     11,446   3.07     12,781   3.06
Time certificates       357,955   2.60    294,554   3.35    254,836   5.01    242,501   6.22    232,192   5.64    220,921   5.61
                       --------           -------           -------           -------           -------           -------
                       $543,143           465,004           405,372           393,762           403,354           339,768
                       ========           =======           =======           =======           =======           =======

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity at December 31, 2003. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                               Jumbo Certificates
Maturity Period                     of Deposit
-------------------------------------------------
(Dollars in thousands)

Three months or less                 $ 61,345
Over three through six months          43,161
Over six through twelve months         83,261
Over twelve months                     52,172
Total                                $239,939

   The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies. The Bank's deposits are obtained primarily from the areas in which its branches are located. The Bank relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. In the coming year, the Bank will focus on its deposit gathering activities, and management expects a significant portion of its deposit growth in 2004 will occur in its business deposit products. In the event the Bank were liquidated, certain depositors would be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders.

RETURN ON EQUITY AND ASSETS
---------------------------

   The section entitled "Selected Financial Data" of the Annual Report listed in Item 15 is incorporated herein by reference.

BORROWINGS
----------

   The Bank relies on advances from the Federal Home Loan Bank of Seattle (FHLB-Seattle) to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank's first mortgage residential loans and eligible investment
securities.   FHLB advances were $200 million at December 31, 2003, compared to
$197.5 million at December 31, 2002, a 1.3% increase. FHLB advances were $226.5 million at December 31, 2001.

   The FHLB provides credit for member financial institutions. As members, financial institutions are required to own capital stock in the FHLB, and are authorized to apply for advances on the security of such stock, certain home mortgages, and government and agency securities (typically securities that are obligations of, or guaranteed by, the United States). Advances are made to member financial institutions pursuant to several different programs. These programs are generally designed to meet the financial institution's needs while still reflecting market terms and conditions. The Bank uses advances from the FHLB to supplement funds available to lend and to meet liquidity guidelines. Interest rates on these advances vary depending on capital market conditions.

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

   Repurchase agreements increased to $39.9 million at December 31, 2003 from $20.6 million at December 31, 2002. Repurchase agreements, with notes of Government Sponsored Enterprises and/or mortgage-backed securities pledged as collateral, are employed as short term funding vehicles that provide liabilities with interest rate sensitivity more closely aligned to prime based loans than the Bank's deposit base.

   Cascade Bank has established Fed funds borrowing lines with two of its correspondent banks. Neither line was used during the year ended December 31, 2003.

   The following table sets forth certain information regarding borrowings by the Corporation at the end of, and during, the periods indicated.


                                                                At or for the    At or for the      At or for the
                                                                 year ended,    six months ended     year ended
                                                                 December 31,      December 31,       June 30,
                                                                2003      2002         2001        2001      2000
                                                                --------------   ---------------   ---------------
                                                                            (Dollars in thousands)

Weighted average rate on:
  Securities sold under agreements to repurchase                 1.17      1.49        2.16         4.02      6.46
  FHLB advances                                                  4.85      5.78        5.79         6.07      6.21

Maximum amount of borrowings outstanding at any month end:
  Securities sold under agreements to repurchase               40,587    49,666      49,792       54,237    21,696
  FHLB advances                                               211,750   226,500     235,322      236,712   215,656

Approximate average borrowings outstanding with respect to:
  Securities sold under agreements to repurchase               35,334    34,415      38,264       34,231     9,082
  FHLB advances                                               194,229   203,022     229,314      221,075   165,524
Approximate weighted average rate paid on:
  Other interest-bearing liabilities*                            3.39      4.00        4.93         7.05      7.60
  FHLB advances                                                  5.31      5.98        6.14         6.25      5.68

*  Including Trust Preferred Securities.




   Junior Subordinated Debentures Payable (Trust Preferred Securities). On March 1, 2000, $10 million of 11 percent Capital Securities due March 1, 2030 were issued by a wholly owned business Trust whose common equity is 100% owned by Cascade Financial Corporation. The Trust exists for the exclusive purposes of issuing and selling the capital securities, using the proceeds from the sale of the capital securities to acquire junior subordinated debentures issued by Cascade Financial Corporation, and engaging in only those other activities necessary, advisable or incidental to the above. The Corporation used the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. At December 31, 2003, as a result of the adoption of FIN 46R, we deconsolidated the Trust and all periods in the consolidated financial statements have been restated to reflect this change. The $10.3 million of junior subordinated debentures issued by the Company to the Trust were reflected as junior subordinated debentures payable in the consolidated balance sheet at December 31, 2003. The junior subordinated debentures will mature on March 1, 2030 unless redeemed prior to such date if certain conditions are met. The Trust will redeem the trust preferred securities when we pay the junior subordinated debentures at maturity or upon any earlier redemption of the junior subordinated debentures.

   Prior to December 31, 2003, the Trust was consolidated and was included in liabilities in the consolidated balance sheet, as "Trust Preferred Securities."

  The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

Subsidiary Activity
-------------------

   The Corporation has two subsidiaries: Cascade Bank and Cascade Capital Trust. The activities of the Corporation are primarily conducted through the Bank. Accordingly, this Form 10-K principally discusses the Bank's operations.

   Cascade Capital Trust I was formed for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the proceeds to acquire junior subordinated debentures issued by the Corporation. The junior subordinated debentures total $10.2 million, have an interest rate of 11.00%, mature on March 1, 2030 and are the sole assets of Cascade Capital Trust I.

   The junior subordinated debentures are prepayable, in whole or in part, at the Corporation's option on or after March 1, 2010 at declining premiums to maturity. Proceeds totaling approximately $9.23 million from the issuance of the junior subordinated debentures were used to increase the capital level of the Bank.

Personnel
---------

   At December 31, 2003, the Corporation had 172 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

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

   Bank Holding Company Regulation. In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible non-banking activities without prior FRB approval.

   The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Corporation.

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

   State Law Restrictions. As a Washington corporation, the Corporation is subject to certain limitations and restrictions as provided under applicable Washington corporate laws.

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

   The corporation is listed as a NASDAQ/Small Capitalization stock. As such, it is subject to the listing and reporting requirements of the NASD. Failure to meet these requirements could lead to a delisting of the Corporation's stock.

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

Cascade Bank
------------

   General. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons. The Federal Deposit Insurance Corporation ("FDIC") has authority to prohibit banks under its supervision from engaging in what it considers to be unsafe or unsound practices in conducting their business. Cascade Bank is a state-charted commercial bank subject to extensive regulation and supervision by both the Washington Department of Financial Institutions ("DFI") and the FDIC. The federal laws that apply to Cascade Bank regulate, among other things, the scope of its business, its investments, the timing of the availability of deposited funds and the nature and amount of collateral for loans. The laws and regulations governing Cascade Bank generally have been promulgated to protect depositors and not to protect shareholders of such institutions or their holding companies.

   CRA. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance. Cascade Bank received a satisfactory CRA rating at the last examination.

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

   Loans to One Borrower. Cascade Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20 percent of unimpaired capital and surplus. At December 31, 2003, the Bank had no borrowers with balances in excess of the loans-to-one-borrower limit.

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

   Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above. At December 31, 2003, the Bank had Tier 1 capital equal to $73.0 million or 8.34% of average total assets, which is $38.0 million above the minimum leverage requirement of 4% as in effect on that date.

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

   On December 31, 2003, the Bank had total risk-based capital of approximately $80.6 million, including $73.0 million in Tier I capital and $7.6 million in qualifying supplementary capital (the allowance for loan losses), and risk-weighted assets of $609.5 million, or total capital of 13.22% of risk-weighted assets. This amount was $31.8 million above the 8% requirement in effect on that date.

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

   At December 31, 2003, Cascade was a "well capitalized" institution under the prompt corrective action regulations of the FDIC.

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

                                     TAXATION
                                     --------

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

Subsequent Events
-----------------

   On February 11, 2004, the Corporation signed a Definitive Merger Agreement to acquire Issaquah Bancshares (Issaquah) and its operating subsidiary, Issaquah Bank. The merger, which is expected to be completed in the second quarter of 2004, will expand the Corporation's market presence in East King County (Washington). Issaquah is a $128 million asset bank holding company headquartered in Issaquah, Washington. Issaquah will be merged into the Corporation and Issaquah Bank will be merged into Cascade Bank, where it will operate as a separate division. As a bank holding company and a bank respectively, Issaquah is subject to the same legal and regulatory framework as the Corporation and Cascade Bank. Also, Issaquah has the same risk characteristics (i.e. credit, interest rate, liquidity and operational) as the Corporation and Cascade Bank. After an initial due diligence period, Management believes that the merger with Issaquah will not materially alter the risk profile of the Corporation.

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

Item 2.  Properties
-------------------

   The Corporation owns six full service branch locations and leases nine full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at December 31, 2003, including leasehold improvements, furniture and fixtures, of $8.6 million. The Corporation leases approximately 10% of its main office and approximately 25% of its Marysville office to non-affiliated parties. See Note 4 of the Notes to the Consolidated Financial Statements contained in the Annual Report which is listed in Item 15.

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

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

   The information contained on the back inside cover of the Annual Report listed in Item 15 is incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

   On November 10, 2003, the Audit Committee of the Board of Directors of Cascade Financial Corporation ("Registrant") engaged the accounting firm of Moss Adams LLP as independent accountants for the Registrant for the fiscal year 2004. On November 10, 2003, the Board notified KPMG LLP ("KPMG") that KPMG would be dismissed upon the completion of its independent audit of the 2003 consolidated financial statements of the Registrant and would not be retained to serve as the Registrant's independent public accountants for the fiscal year 2004.

Item 9A.  Controls and Procedures
---------------------------------

   (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in section 13(a)
 - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management effective December 31, 2003. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

   (b) Changes in Internal Controls: In the year ended December 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

                                     PART III
                                     --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

   The information contained under the section captioned "Proposal I-Election of Directors" contained in the Corporation's Definitive Proxy Statement for the Corporation's Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act, and to the section therein captioned "COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT".

   The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name                    Age (a)        Position
----                    ------         --------

Frank M. McCord (b)      72            Chairman, Cascade Financial Corporation
                                       Chairman, Cascade Bank

Carol K. Nelson (b)      46            President, Chief Executive Officer and
                                       Director of Cascade Bank
                                       And Cascade Financial Corporation

Robert G. Disotell       49            Executive Vice President, Chief Credit
                                       Officer

Steven R. Erickson       48            Executive Vice President, Real Estate
                                       Lending

Lars H. Johnson          50            Executive Vice President, Chief
                                       Financial Officer (b)

LeAnne  M. Frank         34            Executive Vice President, Quality of
                                       Service and Technology

Wayne M. Fjelstad        45            Executive Vice President, Business
                                       Banking

Vera E. Wildauer         45            Executive Vice President, Marketing
                                       Director

Debbie E. McLeod         38            Executive Vice President, Retail Banking


(a)   At December 31, 2003.
(b)   Officer of the Corporation and Bank.

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

   LEANNE M. FRANK is the Executive Vice President and Chief Administrative Officer for the Bank. She has 17 years of consumer banking experience starting with Rainier Bank and most recently Bank of America, where she served as Vice President and Region Service Manager. She is Vice President of the Everett Theatre Society Board. Ms. Frank is a resident of Everett, Washington.

   LARS H. JOHNSON is the Executive Vice President, Chief Financial Officer of the Bank and Corporation and also serves as the corporate secretary. Mr. Johnson joined Cascade in April 2000. Mr. Johnson has 29 years of financial management experience, including 16 years with the Federal Home Loan Bank of Seattle. Mr. Johnson is a resident of Edmonds, Washington.

   WAYNE M. FJELSTAD is the Executive Vice President of Business Banking for the Bank, responsible for managing business loans, lines of credit, owner-occupied commercial real estate, and other business services. Mr. Fjelstad joined Cascade Bank in 2002. He has 23 years of banking experience, previously working for Bank of America Small Business Banking, and also as a commercial lender for Frontier Bank. He is involved in a number of community events, volunteer coaches, and teaches classes in local elementary schools.

   DEBBIE E. McLEOD is Executive Vice President of Retail Banking for the Bank. Ms. McLeod joined Cascade Bank in February 2001. She has over 15 years of commercial banking experience and was previously Vice President and Northern Region Sales Manager for Bank of America. Ms. McLeod resides in Burlington, Washington.

   VERA E. WILDAUER joined Cascade in 1997 as Senior Vice President, Marketing Director. In 2000, she was elected Executive Vice President, Marketing. Ms. Wildauer has 23 years experience in a full range of bank marketing disciplines among major Washington State financial institutions. She is Board President of Bridgeways, a mental health organization in Everett. Ms. Wildauer is a resident of Bothell, Washington.

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

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

   The information required by this Item is incorporated herein by reference to the section captioned "INDEPENDENT AUDITORS" of the Proxy Statement."

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1)(2)  Independent Auditors' Report
            Consolidated Financial Statements
           (a) Consolidated Balance Sheets at December 31, 2003 and December 31, 2002.

           (b) Consolidated Statements of Operations for the year ended December 31, 2003, 2002 and 2001, for the six months ended December 31, 2001 and 2000, and the year ended June 30, 2001.

           (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the year ended December 31, 2003, 2002 and 2001, and the year ended June 30, 2001.

           (d) Consolidated Statements of Cash Flows for the year ended December 31, 2003, 2002 and 2001, for the six months ended December 31, 2001 and 2000, and the year ended June 30, 2001.

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

           10.5 Employment Agreement entered into between the Bank and Carol K. Nelson dated November 27, 2001.(Incorporated by reference to Exhibit 10.5 of the Corporation's Form 10-K for the period ending December 31, 2001).

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

           13 Cascade Financial Corporation December 31, 2003 Annual Report to Stockholders, including the Selected Financial Data and Management Discussion and Analysis.

           21 Subsidiaries

           23 Consent of Independent Auditors

           31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

   On December 1, 2003, Cascade Financial Corporation, parent company of Cascade Bank, declared a 25% stock dividend, under Item 5 of Form 8-K.

  On November 10, 2003, the Corporation announced that the Audit Committee of the Board of Directors of Cascade Financial Corporation ("Registrant") engaged the accounting firm of Moss Adams LLP as independent accountants for the Registrant for the fiscal year 2004, under Item 4 of Form 8-K.

   On October 21, 2003, the Corporation released earnings information for the third quarter ended September 30, 2003, under Item 12 of Form 8-K.

                                     SIGNATURES
                                     ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CASCADE FINANCIAL CORPORATION

Date:   March 12, 2004                By: /s/ Carol K Nelson
                                          -------------------------------------
                                          Carol K. Nelson
                                          President and Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Lars H. Johnson             By:   /s/ D. R. Murphy
      ----------------------------          ----------------------------
      Lars H. Johnson                       D. R. Murphy
      Executive Vice President              Director
      (Chief Financial Officer)       Date: March 12, 2004
Date: March 12, 2004

By:   /s/ Frank M. McCord             By:   /s/ Ronald E Thompson
      ----------------------------          ----------------------------
      Frank M. McCord                       Ronald E. Thompson
      Chairman                              Director
Date: March 12, 2004                  Date: March 12, 2004

By:   /s/ Janice Halladay             By:   /s/ G. Brandt Westover
      ----------------------------          ----------------------------
      Janice Halladay                       G. Brandt Westover
      Director                              Director
Date: March 12, 2004                  Date: March 12, 2004

By:   /s/ David W. Duce               By:   /s/ Craig Skotdal
      ----------------------------          ----------------------------
      David W. Duce                         Craig Skotdal
      Director                              Director
Date: March 12, 2004                  Date: March 12, 2004

By:   /s/ David O'Connor              By:   /s/ Dwayne Lane
      ----------------------------          ----------------------------
      David O'Connor                        Dwayne Lane
      Director                              Director
Date: March 12, 2004                  Date: March 12, 2004

By:   /s/ Henry Robinett
      ----------------------------
      Henry Robinett
      Director
Date: March 12, 2004