Form 10-Q
period 2004-03-31
CASCADE FINANCIAL CORP
filed 2004-05-07
CIK 928911

US SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549
                       ------------------------
                             FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004.

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
         (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X     No
                                                   -----      -----

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes   X       No
                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of April 26, 2004
----------------------------              --------------------------------
Common Stock ($.01 par value)                        8,266,432

                        CASCADE FINANCIAL CORPORATION

                                 FORM 10-Q
                    for the Quarter Ended March 31, 2004


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

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                       March 31,   December 31,
ASSETS                                                   2004         2003
------                                                 ---------   ------------
                                                      (unaudited)

Cash on hand and in banks                              $  8,076         13,011
Interest-earning deposits in other institutions           9,008          1,060
Securities available-for-sale                           169,393        189,747
Securities held-to-maturity (market value
 of $87,147 and $85,344)                                 87,267         86,719
Loans                                                   603,282        574,805
Allowance for loan losses                                (7,922)        (7,711)
                                                        -------        -------
Loans, net                                              595,360        567,094
Premises and equipment, at cost, net                      8,649          8,587
Bank owned life insurance                                11,277         11,162
Accrued interest receivable and other assets              8,323          7,840
                                                        -------        -------
    TOTAL ASSETS                                       $897,353        885,220
                                                        =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------
Deposits                                               $583,989        564,314
Federal Home Loan Bank advances                         190,000        200,000
Securities sold under agreements to repurchase           38,034         39,911
Junior subordinated debentures payable                   10,213         10,212
Advance payments by borrowers for taxes and insurance     1,690          1,057
Dividends payable                                           579            577
Accrued expenses and other liabilities                    5,358          4,515
Deferred federal income taxes                               918            677
                                                        -------        -------
    TOTAL LIABILITIES                                   830,781        821,263

Stockholders' Equity:
--------------------
Preferred stock, $.01 par value, Authorized
 500,000 shares; no shares issued or outstanding              -              -
Common stock, $.01 par value, Authorized 25,000,000
 shares; issued and outstanding 8,266,432 shares
 at March 31, 2004 and 8,241,288 shares at
 December 31, 2003                                           83             82
Additional paid-in capital                               12,072         11,921
Retained earnings, substantially restricted              54,104         52,109
Accumulated other comprehensive income (loss)               313           (155)
                                                        -------        -------
    TOTAL STOCKHOLDERS' EQUITY                           66,572         63,957
                                                        -------        -------
Commitments and contingencies                                 -              -
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $897,353        885,220
                                                        =======        =======

           See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                (unaudited)

                                                             Three months ended
                                                                  March 31,
                                                               2004      2003
Interest income:                                             ------------------
    Loans                                                 $    9,335      9,629
    Securities held-to-maturity                                1,108        616
    Securities available-for-sale                              1,991      2,222
    FHLB stock dividends                                         147        232
    Interest-earning deposits                                     28         49
                                                           ---------  ---------
       Total interest income                                  12,609     12,748
Interest expense:
    Deposits                                                   2,373      2,869
    Borrowings                                                 2,764      2,865
    Junior subordinated debentures                               170        284
                                                           ---------  ---------
       Total interest expense                                  5,307      6,018
Net interest income                                            7,302      6,730
    Provision for loan losses                                    225        375
                                                           ---------  ---------
Net interest income after provision for loan losses            7,077      6,355
Other income:
    Gain on sale of loans held-for-sale                           62        205
    Gain on sale of securities available-for-sale                269        765
    Net gain on sale of real estate owned, investment
      property and other repossessed assets                       76         41
    Service charges                                              582        425
    Bank owned life insurance                                    134        148
    Other                                                         30         31
                                                           ---------  ---------
       Total other income                                      1,153      1,615
Other expenses:
    Salaries and employee benefits                             2,632      2,485
    Occupancy                                                    609        613
    Marketing                                                     94        111
    Data processing                                               79         71
    Other                                                      1,027        872
    Debt prepayment fees                                          26        442
                                                           ---------  ---------
       Total other expenses                                    4,467      4,594
       Income before income taxes                              3,763      3,376
    Federal income taxes                                       1,189      1,072
                                                           ---------  ---------
       Net income                                         $    2,574      2,304
                                                           =========  =========
Earnings per share, basic                                 $     0.31       0.28
Earnings per share, diluted                                     0.30       0.28
Dividends declared per share                                    0.07       0.04
Weighted average number of shares outstanding:
    Basic                                                  8,250,880  8,124,579
    Diluted                                                8,619,193  8,377,116

           See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (dollars in thousands)
                                (unaudited)


                                                        Three months ended
                                                              March 31,
                                                         2004          2003
                                                      ------------------------
Net Income                                            $ 2,574         2,304
Increase in unrealized gain (loss) on
    securities available-for-sale, net of tax
    expense (benefit) of $173 and $(6) for the
    three months ended March 31, 2004 and 2003,
    respectively.                                         645           (12)

Less reclassification adjustment for gains included
    in net income, net of tax of $(92) and $(260)
    for the three months ended March 31, 2004 and 2003,
    respectively.                                        (177)         (505)
                                                       -----------------------
Comprehensive Income                                  $ 3,042         1,787


           See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)


                                                                Three Months
                                                               Ended March 31,
                                                               2004      2003
                                                              -----------------
Cash flows from operating activities:
   Net income                                                $ 2,574     2,304
                                                              -----------------
  Adjustments to reconcile net income to net cash provided
  by(used in) operating activities:
   Depreciation and amortization of premises and equipment       348       333
   Provision for losses on loans                                 225       375
   Additions to mortgage servicing rights                         13        37
   Deferred loan fees, net of amortization                       (56)       60
   Net gain on sales of securities available-for-sale           (269)     (765)
   Net gain on sales of real estate owned, investment
    property and other repossessed assets                        (76)      (41)
   Federal Home Loan Bank stock dividend received               (147)     (232)
   Deferred federal income taxes                                 160       161
   Net change in accrued interest receivable and other
    assets over accrued expenses and other liabilities         1,068       885
                                                             ------------------
       Net cash provided by operating activities               3,840     3,117

Cash flows from investing activities:
   Loans originated, net of principal repayments             (29,350)  (11,817)
   Principal repayments on securities held-to-maturity           649       601
   Purchase of securities held-to-maturity                   (24,437)   (9,990)
   Proceeds from sales/calls of securities
    held-to-maturity                                          23,238    26,913
   Principal repayments on securities available-for-sale       5,266    19,866
   Purchases of securities available-for-sale                (57,049) (135,347)
   Proceeds from sales of securities available-for-sale       73,261    71,218
   Proceeds from sale of investment property                      --        --
   Purchases of premises and equipment                          (410)      (89)
   Proceeds from sales/retirements of premises
    and equipment                                                 --         2
                                                             ------------------
     Net cash provided by (used in) investing activities      (8,832)  (38,643)

Subtotal, carried forward                                     (4,992)  (35,526)
                                                             ------------------

                See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                               2004      2003
                                                              -----------------
Subtotal, brought forward                                    $(4,992)  (35,526)
                                                             ------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                       151       202
    Dividends paid                                              (577)     (324)
    Repurchase of common stock                                    --        (8)
    Net increase in deposits                                  19,675    25,756
    Net increase (decrease) in Federal Home
     Loan Bank advances                                      (10,000)   (5,500)
    Net increase (decrease) in securities sold
     under agreements to repurchase                           (1,877)    5,337
    Net increase in advance payments by borrowers
     for taxes and insurance                                     633       591
                                                             ------------------
       Net cash provided by financing activities               8,005    26,054
                                                             ------------------
    Net increase (decrease) in cash and cash equivalents       3,013    (9,472)
Cash and cash equivalents at beginning of period              14,071    20,595
                                                             ------------------
Cash and cash equivalents at end of period                  $ 17,084    11,123
                                                             ==================
Supplemental disclosures of cash flow information-cash
 paid during the period for:
    Interest                                                $  7,441     6,901
    Federal income taxes                                         150       850
                                                             ------------------
Supplemental schedule of noncash investing activities:
    Net mortgage loans transferred to real estate owned          915        75


             See notes to condensed consolidated financial statements

                 CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2004
                                (unaudited)

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

     Certain information and footnote disclosures included in the Corporation's financial statements for the year ended December 31, 2003, ave been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's December 31, 2003 Annual Report on Form 10-K.

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

3.   Financial Statement Reclassification

     Certain amounts in the financial statements for 2003 have been reclassified to conform with the financial statement classification for 2004.

4.   Stockholders' Equity

     a)   Earnings Per Share

     The following table presents the computation of basic and diluted net income per share for the three-month period ended March 31:


                                                      Three            Three
                                                     Months           Months
                                                     Ended             Ended
                                                      2004              2003
                                                   ---------------------------
                                                  Dollars in thousands, except
                                                   share and per share amounts
Numerator:
Net income                                         $   2,574             2,304
                                                    ===========================

Denominator:
Denominator for basic net income per share-
   Weighted average shares                         8,250,880          8,124,579
Effect of dilutive securities:
   Stock options                                     368,313            252,537
Denominator for diluted net income per share- ---------------------------- Weighted average shares and assumed conversion
   of dilutive stock options                       8,619,193          8,377,116

Basic net income per share                        $     0.31               0.28

Diluted net income per share                      $     0.30               0.28

As of March 31, 2004, and 2003 there were anti-dilutive options to purchase 6,537 and 0 shares respectively, excluded from the above disclosure.

     b)   Cash Dividend Declared

     On March 24th, the company announced its seventh consecutive cash dividend payment. The dividend was $0.07 per share and was paid on April 22, 2004 to shareholders of record on April 8, 2004.

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

Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   Three months ended March 31,
                                                         2004            2003
                                                   ----------------------------
                                                        Dollars in thousands,
                                                       except per share amounts

     Net income
       As reported                                 $    2,574             2,304
       Less SFAS 123 compensation costs                    42                40
                                                   ----------------------------
       Pro forma                                   $    2,532             2,264
                                                   ============================
     Net income per common share
       Basic
       As reported                                 $     0.31             0.28
         Pro forma                                       0.31             0.28
       Diluted
         As reported                               $     0.30             0.28
         Pro forma                                       0.29             0.27


4.   Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and, in December 2003, issued Revised Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, which replaced FIN 46. We adopted the disclosure provisions of FIN 46 effective December 31, 2003. At December 31, 2003, we had a wholly owned trust (the Trust) that was formed and issued trust-preferred securities in March of 2000. At December 31, 2003, as a result of the adoption of FIN 46R, we deconsolidated the Trust and all periods in the consolidated financial statements have been restated to reflect this change.

     In May 2003, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003 and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted.
  The Corporation has adopted the provisions of this Statement and as a result, reclassified its Trust Preferred Securities from mezzanine capital to liabilities.

               Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations
               ------------------------------------------------

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2003 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

This section contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of the current national and regional economic recession on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank's ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the company's market area; fluctuation in demand for the Bank's products and services; the Corporation's ability to attract and retain qualified people, and other factors. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed since the balance sheet, please see its Annual Report on Form 10-K for the year ended December 31, 2003.

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

Selected Financial Data
-----------------------

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

                                                       At or for the three
                                                      months ended March 31,
                                                         2004         2003
                                                      ----------------------
Return on average assets                                  1.16%        1.13%
Return on average stockholders' equity                   15.79        16.16
Average stockholders' equity to average assets            7.38         7.01
Other expenses to average assets                          2.02         2.23
Efficiency ratio                                         52.83        55.05
Average interest-bearing assets to average
    interest-bearing liabilities                        111.02       110.11



                         CHANGES IN FINANCIAL CONDITION
                         ------------------------------

     Total assets increased 1.4% or $12.1 million to $897.4 million at March 31, 2004, compared to $885.2 million at December 31, 2003. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 5.0% or $28.3 million to $595.4 million at March 31, 2004, from $567.1 million at December 31, 2003.

     Investment securities decreased $19.8 million to $256.7 million at March 31, 2004, compared to $276.5 million at December 31, 2003. The net reduction in the portfolio was the result of $46.6 million in called securities and $43.5 million in sales that were not totally offset with purchases. The decline in the investment portfolio funded the growth of the loan portfolio and increases in interest bearing deposits. The investments made during the quarter, as well as the existing investment portfolio, are concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) and collateralized mortgage obligations (CMOs) backed by pools of single family residential mortgages. All additions to the investment portfolio during the quarter were rated AAA in terms of credit quality by Moody's and/or Standard & Poors.



                                                       March 31, 2004                     December 31, 2003
                                       -------------------------------------------------------------------------------------------
                                                                Gross                                         Gross
                                                     Gross      Unreal-                            Gross      Unreal-
                                         Amor-       Unreal-    ized                    Amor-      Unreal-    ized
                                         tized       ized       losses      Fair        tized      ized       Losses       Fair
                                         Cost        Gains      less than   Value       Cost       Gains      less than    Value
                                                    (Losses)    1 year                            (Losses)   1 year
                                       ------------------------------------------------------------------------------------------
Securities available-for-sale:
  Mortgage-backed securities           $  74,832     $352        $199    $  74,985   $  70,200     $636      $  313     $ 70,523
  Agency notes                            79,199      344          22       79,521      99,677      218         655       99,240
  FHLB stock                              14,887       -           -        14,887      14,741       -           -        14,741
  Corporate/other                            -         -           -           -         5,363       -          120        5,243
                                       -----------------------------------------------------------------------------------------
                                       $ 168,918     $696        $221    $ 169,393   $ 189,981     $854      $1,088     $189,747

                                                       March 31, 2004                     December 31, 2003
                                                                Gross                                         Gross
                                                     Gross      Unreal-                            Gross      Unreal-
                                         Amor-       Unreal-    ized                    Amor-      Unreal-    ized
                                         tized       ized       losses      Fair        tized      ized       Losses       Fair
                                         Cost        Gains      less than   Value       Cost       Gains      Less than    Value
                                                    (Losses)    1 year                            (Losses)    1 year
                                       ------------------------------------------------------------------------------------------
Securities held-to-maturity:
  Mortgage-backed securities           $  29,335     $140        $175    $  29,300   $  12,588     $ 63      $  323     $  12,328
  Agency notes                            57,622       97         179       57,540      73,821       49       1,161        72,709
  Corporate/other                            310       -            3          307         310       -            3           307
                                       ------------------------------------------------------------------------------------------
                                       $  87,267     $237        $357    $  87,147   $  86,719     $112      $1,487     $  85,344





     As the Bank continued its focus on deposit generation, total deposits increased by $19.7 million from $564.3 million at December 31, 2003 to $584.0 million at March 31, 2004. Federal Home Loan Bank-Seattle (FHLB) advances decreased by $10.0 million from $200.0 million at December 31, 2003 to $190.0 million at March 31, 2004. Securities sold under agreements to repurchase decreased $1.9 million from $39.9 million at December 31, 2003 to $38.0 million at March 31, 2004.

     Stockholders' equity increased by $2.6 million from $64.0 million at December 31, 2003 to $66.6 million at March 31, 2004. The increase is primarily attributable to the retention of most of the net income for the period, which was $2.6 million. The Corporation's seventh consecutive cash dividend, which was declared March 24, 2004, reduced stockholders' equity by $579,000. Accumulated comprehensive income increased by $468,000 to a positive $313,000 as of March 31, 2004, which effectively offset the dividend payment.

Loan Portfolio
--------------

     Virtually all the Bank's loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area. Included in the business loan total are loans secured by real estate where the borrower is the primary tenant. Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The vast majority of these projects focus on entry level homes and/or first trade-up homes. Commercial real estate loans fund small, non-owner occupied buildings. Home equity and consumer loans are primarily second mortgages on the borrower's primary residence. These loans comprise 71% of the home equity and consumer portfolio. The balance of this category is non-residential, e.g. automobiles, credit cards, or boats.

     Residential loans, held in the Bank's portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells the vast majority of those loans into the secondary market on a servicing released basis. Multi-family loans are usually adjustable rate loans secured by mortgages on projects with five or more units.

     As displayed in the following table, total loans increased by $28.4 million to $605.4 million as of March 31, 2004, compared to $577.0 million December 31, 2003. In keeping with the Bank's evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans grew $24.4 million to $375.4 million as of March 31, 2004, compared to $351.0 million as of December 31, 2003.

     Residential lending balances grew slightly while consumer lending balances declined. Despite a dip in rates during the quarter that rekindled refinancing activity, residential loans increased by $790,000 to $106.4 million. Multi-family loans increased $5.2 million to $92.4 million. The Bank does not emphasize its home equity loans and other consumer loans. As a result, these loans declined $1.9 million to $31.3 million.

     The following summary reflects the Bank's loan portfolio as of the dates indicated:


                                  Mar. 31,      % of       Dec. 31,     % of
Types of Loans                      2004      Portfolio      2003     Portfolio
-------------------------------------------------------------------------------
                                                  ($ in thousands)

Business                          $214,816     35.5%       $204,446     35.4%
Real estate construction (net)      75,070     12.4          62,742     11.0
Commercial real estate              85,534     14.1          83,856     14.5
Home equity and consumer            31,250      5.1          33,163      5.7
Residential real estate            106,355     17.6         105,565     18.3
Multifamily real estate             92,380     15.3          87,212     15.1
                                   --------------------------------------------
Total loans                        605,405    100.0%        576,984    100.0%
Deferred loan fees                  (2,123)                  (2,179)
                                  ---------------------------------------------
	Loans                       $603,282                 $574,805


(Loans held for sale are included in residential loans and at less than 1% of total loans are not considered material.)

Asset Quality
-------------


     Non-performing assets (non-performing loans and real estate owned) totaled $2.5 million and $2.4 million at March 31, 2004 and December 31, 2003, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, decreased to $1.5 million at March 31, 2004, compared to $1.9 million at December 31, 2003. Of the $1.5 million, $324,000 were business loans, $1,051,000 were residential, and $146,000 were home equity and consumer loans. Real estate owned (REO) was $1.0 million as of March 31, 2004 compared to $474,000 at December 31, 2003. The increase in REO was the result of the foreclosure of three residential loans.

     At March 31, 2004 the Bank's loan loss allowance totaled $7.9 million compared to $7.7 million at December 31, 2003. The allowance for loan losses was 1.31% of total loans outstanding at March 31, 2004 (or 1.36% of total average loans for the quarter) compared to 1.34% at December 31, 2003 (or 1.36% of total average loans at December 31, 2003). The allowance for loan losses was 521% of non-performing loans at March 31, 2004. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and a slowdown in the economy of our market area.
  Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

     During the quarter ended March 31, 2004, loan charge-offs equaled $46,000 while recoveries were $32,000 resulting in net charge-offs of $14,000.

     The following table provides summary information concerning asset quality as of and for the three months ended March 31, 2004 and December 31, 2003 respectively:

                                                    March 31,      December 31,
2004 2003
                                                    --------       -----------
Non-performing loans to total assets                  0.17%            0.22 %
Non-performing loans to total loans outstanding       0.25             0.33
Non-performing assets to total assets                 0.28             0.27
Allowance for loan losses to non-performing loans      521              401
Allowance for loan losses to total average loans      1.36             1.36
Net charge-offs to total loans                        0.00             0.04

                           RESULTS OF OPERATIONS
                           ---------------------

         Comparison of the Three Months Ended March 31, 2004 and 2003

General
-------

     Net income increased 11.7% to $2.6 million for the three months ended March 31, 2004 compared to $2.3 million during the comparable period in 2003.
  Diluted net income per share was $0.30 for the quarter ended March 31, 2004 and $0.28 per share for the quarter ended March 31, 2003, an increase of 8.6%.
  This increase is primarily attributable to the increase in net interest income of $572,000 to $7.3 million for the quarter ended March 31, 2004. Other income decreased by $462,000 to $1.2 million for the quarter ended March 31, 2004. Other expense decreased $127,000 to $4.5 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. During the quarter, the Bank paid $26,000 in prepayment fees on Federal Home Loan Bank
(FHLB) advances compared to $442,000 during the quarter ended March 31, 2003.

Net Interest Income
-------------------

     Net interest income increased 8.5% or $572,000 to $7.3 million for the three months ended March 31, 2004 compared to $6.7 million for the three months ended March 31, 2003. Average interest earning assets increased $59.9 million or 7.5% to $858.8 million for the three months ended March 31, 2004 compared to the same period in 2003. Average total loans (including loans held for sale) increased $20.7 million to $581.7 million and average investment securities increased $41.3 million to $266.4 million for the three months ended March 31, 2004 compared to the same quarter of the prior year.

                                                  At or for the
                                              three months ended
                                                  March 31,
                                             (dollars in thousands)
                                               2004          2003
                                          -------------------------
Average interest earning assets               $858,792     $798,937
Average interest bearing liabilities           773,515      725,571
Yield on interest earning assets                  5.89 %       6.44%
Cost of interest bearing liabilities              2.76         3.36
Net interest spread                               3.13         3.08
Net interest margin                               3.40         3.38


     The net interest margin increased 2 basis points to 3.40% for the three months ended March 31, 2004 compared to the same quarter the prior year. The yield on interest earning assets decreased 55 basis points to 5.89% for the three months ended March 31, 2004, compared to 6.44% for the three months ended
 March 31, 2003. The cost of funds decreased to 2.76% for the three months ended March 31, 2003 compared to 3.36% for the same period in 2003, a drop of 60 basis points.

     The yield on assets fell as the continued low rate environment led to the refinancing or rate modification on many loans. Also, mortgage backed securities prepaid and investment securities, with call features, were called.
  The new assets were booked at lower yields.

     On the other hand, the cost of liabilities declined as the rates paid on deposits dropped with the general level of interest rates. Deposits continued to reprice to slightly lower rates throughout the quarter. Also, during the period, the Bank prepaid $8 million in long term, high rate FHLB advances that resulted in prepayment fees, but lowered the cost of funds as the Bank replaced these high rate advances with $10 million in low rate advances.

Provision for loan losses
-------------------------

     Cascade's provision for loan losses was $225,000 for the three months ended March 31, 2004. The provision was $375,000 for the same period in 2003.
  The provision is based on management's evaluation of known and inherent risks in the portfolio, as well as loss experience.

     The immediate prospects for the economy in the Corporation's market area (Snohomish County and East King County of Washington state) are improving but remain less than robust. Boeing's decision to assemble the 7E7 in Everett has provided a basis for optimism, as have the recent upbeat economic releases.
  However, the vacancy rates for Class A, high rise office space in Seattle and Bellevue remains near 25% today. While the impact on the Bank's asset quality has been muted to date, a continued economic slump will have adverse ramifications for some borrowers and lenders in our market. On the positive side, Microsoft has continued to add to its payroll and the housing market remains strong.

     This economic slowdown comes at a time when management continues to emphasize the growth of the business, construction, and income property portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels.
  Nonetheless, a dramatic slowdown in the housing market could have a material and ripple effect on the economy and its lending institutions.

Other Income
------------

     Other income decreased $462,000 or 28.6% to $1.2 million for the three months ended March 31, 2004 as compared to $1.6 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, gain on the sale of investment securities decreased by $496,000 to $269,000. Service fee income rose to $582,000 compared to $425,000 for the same period in the prior year. During 2003, the Bank added new checking fee services, made a concerted effort to expand the deposit customer base, and decrease the number of waived fees. Gain on sale of loans decreased $143,000 from $205,000 to $62,000.

     While the Corporation is pursuing many avenues to augment its other non-interest) income, it will continue to replace the gain on sale of securities and loans with net interest income in the near future.

Other Expense
-------------

     Other expense was $4.5 million for the three months ended March 31, 2004 compared with $4.6 million for the three months ended March 31, 2003. The decrease in other expense was the result of the reduction in prepayment fees on Federal Home Loan Bank advances.

     Salary and employee benefit expenses increased $147,000 to $2.6 million during the three months ended March 31, 2004 compared to the same quarter last year. The increase in these expenses was primarily due to an increase in the number of employees, as the Bank added to its lending staff.

     The remaining other operating expense categories, excluding prepayment fees, totaled $1.8 million for the three months ended March 31, 2004. For the same period in 2003, other operating expenses were $1.7 million.

     Federal income tax expenses increased $117,000 to $1.2 million, an increase of 10.9% during the three months ended March 31, 2004 compared to the same period last year. For the three months ended March 31, 2004, the Corporation's effective tax rate was 32% as it was for the same period in 2003. Tax benefits related to bank owned life insurance and interest on tax exempt loans accounted for the difference from the "expected" Federal income tax rate of 34% during each of the periods.

Segment Results
---------------

     The following is a summary of selected operating segment information for the three month periods ended March 31, 2004 and 2003. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.




For the three months ended March 31, 2004
-----------------------------------------
                                                                                        Income               Administration/
                                               Business   Residential   Construction   Property   Consumer       Treasury     Total
                                              -------------------------------------------------------------------------------------
                                                                                      (In thousands)
Condensed Income Statement
  Net Interest after
  Provision for loan losses                   $  2,464      335              918         1,820       372          1,168       7,077
Other Income                                         8       86                2            -        534            523       1,153
Direct Expense                                     351      160               79            79       321          3,477       4,467
Allocated Overhead                                 640      323              204           520        99         (1,786)        -
                                              -------------------------------------------------------------------------------------
Income before Income Tax                         1,481      (62)             637         1,221       486            -         3,763
Federal Income Taxes                               468      (20)             201           386       154            -         1,189
                                              -------------------------------------------------------------------------------------
Net Income                                    $  1,013      (42)             436           835       332            -         2,574


For the three months ended March 31, 2003
-----------------------------------------
                                                                                        Income               Administration/
                                               Business   Residential   Construction   Property   Consumer       Treasury     Total
                                               -------------------------------------------------------------------------------------
                                                                                      (In thousands)
Condensed Income Statement
  Net Interest after
  Provision for loan losses                   $  1,488      443              954         1,444       432          1,594       6,355
Other Income                                        14      231               -             -        354          1,016       1,615
Direct Expense                                     276      144               85            28       312          3,749       4,594
Allocated Overhead                                 294      243              180           327        95         (1,139)        -
                                              -------------------------------------------------------------------------------------
Income before Income Tax                           932      287              689         1,089       379            -         3,376
Federal Income Taxes                               296       91              219           346       120            -         1,072
                                              -------------------------------------------------------------------------------------
Net Income                                    $    636      196              470           743       259            -         2,304




Income Property includes Commercial Real Estate and Multi-family lending.

     Interest income is assigned based upon the loans held by that line of business. Investment income is assigned to Administration. Interest expense is allocated based upon the Corporation's cost of funds and the average maturity of the line of business's assets. Overhead is allocated on the basis of average total assets.

Liquidity and Sources of Funds
------------------------------

     The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customer's needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; and deposit withdrawals. As of March 31, 2004, Cascade had $37.7 million of construction loans in process, $41.0 million in unused business lines of credit and $24.0 million in unused consumer lines of credit. While virtually all the loans in process will be funded as the construction projects move toward completion, only a modest portion of the business and consumer lines will require funding. Historically, the Bank's business customers use 36% of their lines. About 50% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Company's condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2004 contributed $910,000 to liquidity compared to $676,000 for the three months ended March 31, 2003.

     Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances, and other borrowings, as well as the repayment of existing loans and sale of single family loans. Cascade maintains balances in FHLB deposits, which equaled $9.0 million as of March 31, 2004 and $1.1 million at December 31, 2003. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $125 million at the end of the quarter and $127 million as of December 31, 2003.

     Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $314 million at current asset levels. At March 31, 2004, the Bank had $190 million in advances and an unused line of credit from the FHLB-Seattle of approximately $124 million. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At March 31, 2004 the Bank had $38 million in reverse repurchase agreements outstanding. The Bank also has $10 million Fed funds lines with its correspondent banks, neither of which were used during the quarter.

Capital Resources
-----------------

     The Corporation's primary source of capital is the retention of its net income. On March 24, 2004, the Board of Directors voted to declare the Corporation's seventh consecutive cash dividend. The $.07 per share dividend was payable on April 22nd to shareholders of record on April 7th. The $579,000 dividend payout represented 22.5% of quarterly earnings.

     The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade's stock which they have held for a minimum of six months to exercise options.

     At its May 2003 meeting, the Board of Directors authorized a stock repurchase program of up to 5% of the Corporation's stock. As of March 31, 2004, no stock had been repurchased under this program. The price of the Corporation's stock exceeded the maximum price/book value ratio established by the Board of Directors. The repurchase program does not obligate the Corporation to acquire any specific number of shares.

     On March 1, 2000 Cascade Capital Trust I issued $10.0 million par value trust preferred securities. Cascade Capital Trust I is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation. In keeping with the recently adopted FIN 46R, the Corporation's balance sheet has replaced "trust preferred securities" with "junior subordinated debentures payable", although there have been no changes in terms of the underlying obligations.
  The Trust has been deconsolidated upon adoption of FIN 46R at December 31, 2003 and did not have a significant impact on the Corporation's financial condition or results of operations.

Capital Requirements
--------------------

     Both the Corporation and Cascade Bank are subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank's regulatory capital requirements are expressed as a
percentage of assets.   As of March 31, 2004, for the purposes of this
calculation, the Bank's average total assets and total risk-weighted assets were $882.6 million and $660.5 million respectively. The related excess capital amounts as of March 31, 2004 are presented in the following table
(dollars in thousands):

           Core capital                         Amount             Percentage
           ------------                   ------------             ----------
           Tier 1 (Core) capital          $     75,433                 8.55%
           Less:  Minimum requirement           35,303                 4.00
                                          ------------             --------
           Excess                         $     40,130                 4.55%
                                          ============             =========

           Risk-based capital                   Amount            Percentage
           ------------------             ------------            ----------
           Risk-based capital             $     83,355                12.62%
           Less: Minimum requirement(1)         52,842                 8.00
                                          ------------            -----------
           Excess                         $     30,513                 4.62%
                                          ============            ===========
          (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized, " "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of March 31, 2004, which requires a core capital to assets of at least 6% and a risk based capital to assets of at least 10%.

     The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.66% and a Risk Based ratio of 12.76%.


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

     The growth in the Bank's investment portfolio has been generally limited to collateralized mortgage obligations (CMOs) with expected average lives under five years and callable Agency securities. The callable Agency securities have intermediate maturities with durations less than five years but final maturities of up to 15 years in some cases. Given the steepness of the yield curve, these securities have offered very attractive yields compared to securities with shorter final maturities. Since most of these securities are classified as "available for sale", in an increasing interest rate environment, these securities could produce mark to market losses that would be reflected in the Corporation's comprehensive income. If however, interest rates decline, these securities could be called by the issuer. During the quarter ended March 31, 2004, $47 million of these securities were called.

     Since the third quarter of 2003, the Bank has sought to limit the extension risk of the investment portfolio in the event that interest rates rise. The maximum final maturity of callable investments has been reduced from 15 years to 7 years. CMO's purchased must generally not have average life extensions of more than 6 years in an up 200 basis point interest rate shock scenario.

     The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of March 31, 2004, $180 million of the $190 million in advances had original maturities greater than one year, $10 million matured in less than one year. Of the total amount, $155 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. The FHLB would exercise this option if interest rates rise. In a +200 basis point rate shock scenario, only a total of $25 million would be converted.

     In October 2003, the Bank entered into an interest rate swap agreement to convert the $10 million in junior subordinated debentures (trust preferred securities) from a fixed 11% rate to a LIBOR based liability, at 6 month LIBOR + 520 basis points. The swap is accounted for as a fair value hedge against the junior subordinated debentures under FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

     During the quarter ended March 31, 2004, the Bank sought to extend the maturity of its liabilities through interest rate swaps. The swaps, representing $20 million of notional 5 years and $20 million of notional 10 years, were executed as cash flow hedges in anticipation of maturing Federal Home Loan Bank advances. Given the uncertainty of the proper accounting treatment, the Bank opted to terminate these agreements at a small net gain in early April 2004. As of the end of the quarter, the fair value of the swaps was a slight gain. Determining the gain was immaterial, the Corporation did not recognize that gain in its March 31, 2004 income statement.

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

     Using standard rate shock methodology, as of March 31, 2004 the Bank's net interest income decreases 1.1% in the up 200 basis points scenario and decreases 4.9% in the down 200 basis point scenario, both within the Board established limit of a 10% decline. The Bank's fair value of equity decreases 28.6% in the up 200 basis points shock and decreases 0.7% in the down 200 basis point scenario. The established limit is a 30% decline. The minimum adjusted capital to asset limit is 5% in either scenario. In the up 200 basis point scenario, the capital/asset ratio is 5.52%. In the down 200 basis point shock, the capital ratio is 7.00%.

     These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates. Actual results will differ from simulated results.

                      Item 4 - Controls and Procedures

               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
               ------------------------------------------------

     An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934
(the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of March 31, 2004. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a imely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                       CHANGES IN INTERNAL CONTROLS
                       ----------------------------

     In the quarter ended March 31, 2004, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

              LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS
              --------------------------------------------

     Cascade Financial Corporation's management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cascade Financial Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                          PART II-OTHER INFORMATION
                          -------------------------

Item 1.  Legal Proceedings.
--------------------------
     The Corporation and the Bank is involved in litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position.

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity
-------------------------------------------------------------------------------
 Securities.
------------
     Not applicable

Item 3.  Defaults upon Senior Securities.
-----------------------------------------
     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
     Not applicable

Item 5.  Other information.
---------------------------
     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
(a)  Exhibits
      3.1    Certificate of Incorporation of Cascade Financial Corporation(1)
      3.2    Bylaws of Cascade Financial Corporation(1)
     10.1    Cascade Financial Corporation 1994 Employee Stock Purchase Plan(1)
     10.2    Cascade Financial Corporation Employee Stock Ownership Plan(2)
     10.3    Cascade Financial Corporation 1997 Stock Option Plan(3)
     10.4    Form of Change of Control Agreement(4)
     10.5    Employment Agreement with Carol K. Nelson dated March 26, 2002(5)
     10.6    Employment Agreement Extension with Carol K. Nelson dated January
             27, 2004
     10.7    Cascade Financial Corporation 2003 Long Term Stock Incentive
             Plan(6)
     31.1    Certifications of the Chief Executive Officer pursuant to Section
             302 of the Sarbanes-Oxley Act
     31.2    Certifications of the Chief Financial Officer pursuant to Section
             302 of theSarbanes-Oxley Act
     32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act

-----------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200).
(2) Incorporated by reference to the Corporation's Form 10-KSB for December 31, 1995.
(3) Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File no. 333-24203).
(4) Incorporated by reference to the Corporation's Form 10-K for December
    31, 2001.
(5) Incorporated by reference to the Corporation's Form 10-Q for March 31,
    2002.
(6) Incorporated by reference to the Corporation's Form DEF 14A for March
    31, 2004.

(b)  Reports on Form 8-K

       On January 27, 2004, the Corporation released earnings information for the fourth quarter ended December 31, 2003 and year ended December 31, 2003, under Item 12 on Form 8-K.

       On February 12, 2004, the Corporation announced that it had entered into an Agreement and Plan of Merger with Issaquah Bancshares, Inc., under Items 5 and 7 on Form 8-K.

       On March 19, 2004, the Corporation filed Form 8-K/A to supplement and update the information provided in the Form 8-K filed on November 14, 2003, and to reflect that fact that KPMG LLP completed its audit of the financial statements for the fiscal year ended December 31, 2003.

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CASCADE FINANCIAL CORPORATION


             May 6, 2004                              /s/  Lars H. Johnson
                                                      ---------------------
                                                  By: Lars H. Johnson,
                                                      Executive Vice President
                                                      (Chief Financial Officer)
                                      26