Form 10-Q
period 2004-06-30
CASCADE FINANCIAL CORP
filed 2004-08-09
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                           ------------------------
                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004.

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
         (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X     No
                                                   -----      -----

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes   X       No
                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of August 5, 2004
----------------------------              --------------------------------
Common Stock ($.01 par value)                        9,532,956

                        CASCADE FINANCIAL CORPORATION

                                 FORM 10-Q
                    for the Quarter Ended June 30, 2004


                                  INDEX
                                  -----

PART I - Financial Information:

   Item 1 - Financial Statements:

      - Condensed Consolidated Balance Sheets                                 3

      - Condensed Consolidated Statements of Operations                       4

      - Consolidated Statements of Comprehensive Income                       5

      - Condensed Consolidated Statements of Cash Flows                       6

      - Notes to Condensed Consolidated Financial Statements                  8

   Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              10

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk       22

   Item 4 - Controls and Procedures                                          24


PART II - Other Information                                                  26

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                        June 30,   December 31,
ASSETS                                                    2004        2003
------                                                 ---------   ------------
                                                      (unaudited)

Cash on hand and in banks                              $   15,694       13,011
Interest-earning deposits in other institutions               663        1,060
Securities available-for-sale                             168,450      189,747
Securities held-to-maturity (fair value of
  $87,046 and $85,344)                                     90,789       86,719
Loans                                                     724,764      574,805
Allowance for loan losses                                  (9,471)      (7,711)
                                                        ---------    ---------
    Loans, net                                            715,293      567,094
Premises and equipment, at cost, net                       12,714        8,587
Bank owned life insurance                                  11,391       11,162
Goodwill and intangibles                                   25,928            -
Deferred tax asset                                            945            -
Accrued interest receivable and other assets                9,188        7,840
                                                        ---------    ---------
    TOTAL ASSETS                                       $1,051,055      885,220
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------
Deposits                                               $  695,298      564,314
Federal Home Loan Bank advance                            211,500      200,000
Securities sold under agreements to repurchase             37,272       39,911
Junior subordinated debentures payable                     10,080       10,212
Advance payments by borrowers for taxes and insurance         723        1,057
Dividends payable                                             667          577
Accrued expenses and other liabilities                      5,401        4,515
Deferred federal income taxes                                   -          677
                                                        ---------    ---------
    TOTAL LIABILITIES                                     960,941      821,263

Stockholders' Equity:
--------------------
Preferred stock, $.01 par value, Authorized 500,000
  shares; no shares issued or outstanding                       -            -
Common stock, $.01 par value, Authorized 25,000,000
  shares; issued and outstanding 9,531,855 shares
  at June 30, 2004 and 8,241,288 shares at December
  31, 2003                                                     95           82
Additional paid-in capital                                 36,879       11,921
Retained earnings, substantially restricted                55,721       52,109
Accumulated other comprehensive income (loss)              (2,581)        (155)
                                                        ---------    ---------
    TOTAL STOCKHOLDERS' EQUITY                             90,114       63,957
                                                        ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,051,055      885,220
                                                        =========    =========


            See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share amounts)
                                 (unaudited)

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      2004       2003         2004       2003
Interest income:                  ---------------------   ---------------------
  Loans                          $   10,146       9,514      19,481      19,143
  Securities held-to-maturity         1,044         734       2,152       1,350
  Securities available-for-sale       1,749       2,064       3,740       4,286
  FHLB stock dividends                  151         186         298         418
  Interest-earning deposits               6          34          34          83
                                  ---------------------   ---------------------
     Total interest income           13,096      12,532      25,705      25,280

Interest expense:
  Deposits                            2,533       2,887       4,906       5,755
  Borrowings                          2,547       2,650       5,312       5,517
  Junior subordinated debentures        170         284         339         567
                                  ---------------------   ---------------------
     Total interest expense           5,250       5,821      10,557      11,839

Net interest income                   7,846       6,711      15,148      13,441
  Provision for loan losses             150         300         375         675
                                  ---------------------   ---------------------
Net interest income after
  provision for loan losses           7,696       6,411      14,773      12,766
Other income:
  Gain on sale of loans held-for
   -sale                                 82         269         144         474
  Gain on sale of securities
    available-for-sale                  112         575         381       1,340
  Net gain on sale of real estate
    owned, investment property
    and other repossessed assets         23           7          99          48
  Checking fees                         503         317         944         601
  Service charges                       167         107         307         248
  Bank owned life insurance             133         147         267         295
  Other                                 168          29         198          60
                                  ---------------------   ---------------------
     Total other income               1,188       1,451       2,340       3,066

Other expenses:
  Salaries and employee benefits      2,675       2,320       5,308       4,805
  Occupancy                             635         639       1,244       1,251
  Marketing                             148         112         242         223
  Data processing                        97          69         176         140
  Other                               1,112         982       2,137       1,855
  Debt prepayment fees                    -         276          26         718
  Merger related expenses               633           -         633           -
                                  ---------------------   ---------------------
     Total other expenses             5,300       4,398       9,766       8,992
     Income before income taxes       3,584       3,464       7,347       6,840
  Federal income taxes                1,300       1,105       2,489       2,177
                                  ---------------------   ---------------------
     Net income                  $    2,284       2,359       4,858       4,663
                                  =====================   =====================
Earnings per share, basic        $     0.27        0.29        0.58        0.57
Earnings per share, diluted            0.26        0.28        0.55        0.56
Dividends declared per share           0.07        0.05        0.14        0.10
Weighted average number of
  shares outstanding:
   Basic                          8,583,163   8,172,129   8,438,534   8,147,273
   Diluted                        8,915,706   8,386,389   8,789,473   8,389,915

            See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (dollars in thousands)
                                   (unaudited)

                                      Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                        2004       2003         2004      2003
                                      ------------------      -----------------
Net Income                             $2,284     2,359       $4,858     4,663
Increase in unrealized gain (loss)
  on securities available-for-sale,
  net of tax (benefit) expense of
  $(1,453) and $460 for the three
  months ended June 30, 2004 and
  2003, respectively, and $(1,120)
  and $454 for the six months June
  30, 2004 and 2003, respectively      (2,820)      893       (2,175)      881
Less reclassification adjustment for
  gains included in net income, net
  of tax (benefit) of $(38) and
  $(196) for the three months ended
  June 30, 2004 and 2003,
  respectively, and $(130) and $(456)
  for the six months ended June 30,
  2004 and 2003, respectively.            (74)     (379)        (251)     (884)
                                      ------------------      -----------------
Comprehensive Income                   $ (610)    2,873       $2,432     4,660
                                      ------------------      -----------------

             See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands, unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                              2004       2003
Cash flows from operating activities:                      --------------------
  Net income                                              $   4,858      4,663
  Adjustments to reconcile net income to net               --------------------
   cash provided by (used in) operating activities:
    Depreciation and amortization of premises and
     equipment                                                  723        708
    Provision for losses on loans                               375        675
    Increase in cash surrender value of Bank
     Owned Life Insurance                                      (229)      (268)
    Amortization of retained servicing rights                    22        109
    Deferred loan fees, net of amortization                     171         14
    Net gain on sales of securities available-for-sale         (381)    (1,340)
    Net gain on sales of real estate owned, investment
     property and other repossessed assets                      (99)       (48)
    Federal Home Loan Bank stock dividend received             (298)      (418)
    Deferred federal income taxes                              (374)      (160)
    Net change in accrued interest receivable and
     other assets over accrued expenses and other
      liabilities                                               396      2,597
                                                           -------------------
          Net cash provided by operating activities           5,164      6,532

Cash flows from investing activities:
  Loans originated, net of principal repayments            (146,332)   (14,160)
  Principal repayments on securities held-to- maturity        2,128      2,842
  Purchase of securities held-to-maturity                   (29,436)   (72,189)
  Proceeds from sales/calls of securities held-
   to-maturity                                               23,238     34,913
  Principal repayments on securities available-for-sale      20,972     48,953
  Purchases of securities available-for-sale                (97,166)  (195,426)
  Proceeds from sales of securities available-for-sale       94,498    137,138
  Acquisition net of cash acquired                          (25,928)         -
  Purchases of premises and equipment                        (4,862)      (253)
  Proceeds from sales/retirements of premises
   and equipment                                                 11          9
  Proceeds from loan participations sold                     (3,327)       498
                                                           -------------------
    Net cash provided by (used in) investing activities    (166,204)   (57,675)

Subtotal, carried forward                                  (161,040)   (51,143)
                                                           -------------------


             See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands, unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                              2004       2003
                                                           --------------------

Subtotal, brought forward                                 $(161,040)   (51,143)
                                                           -------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     24,971        381
  Dividends paid                                             (1,156)      (650)
  Repurchase of common stock                                      -        (83)
  Net increase in deposits                                  130,984     36,112
  Net increase (decrease) in Federal Home Loan Bank
   advances                                                  11,500     (3,500)
  Net (decrease) increase in securities sold under
   agreements to repurchase                                  (2,639)    13,488
  Net increase in advance payments by borrowers for
   taxes and insurance                                         (334)      (170)
                                                           -------------------
    Net cash provided by financing activities               163,326     45,578
                                                           -------------------
  Net increase (decrease) in cash and cash equivalents        2,286     (5,565)
Cash and cash equivalents at beginning of period             14,071     20,595
                                                           -------------------
Cash and cash equivalents at end of period                $  16,357     15,030
                                                           ===================
Supplemental disclosures of cash flow information-
 cash paid during the period for:
  Interest                                                $  11,504     12,445
  Federal income taxes                                        2,450      2,000
                                                           -------------------
Supplemental schedule of noncash investing activities:
  Net mortgage loans transferred to real estate owned           915         75
  Mark to market on securities available-for-sale             3,674          6
  Retirement of treasury stock in retained earnings               -     (1,230)
  Dividends declared                                          1,246       (654)


             See notes to condensed consolidated financial statements.

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (unaudited)

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

     Certain information and footnote disclosures included in the Corporation's financial statements for the year ended December 31, 2003, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's December 31, 2003 Annual Report on Form 10-K.

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

4.   Stockholders' Equity

     a)   Earnings Per Share

     The following table presents the computation of basic and diluted net income per share for the three and six-month period ended June 30:

                                   Three      Three       Six        Six
                                   Months     Months     Months     Months
                                   Ended      Ended      Ended      Ended
                                   2004       2003        2004       2003
                                ------------------------------------------
                                           Dollars in thousands,
                                    except share and per share amounts
Numerator:
---------
Net income                      $    2,284       2,359       4,858       4,663
                                 =============================================
Denominator:
-----------
Denominator for basic net
  income per share-
    Weighted average shares      8,583,163   8,172,129   8,438,534   8,147,273
Effect of dilutive securities:
    Stock options                  332,543     214,260     350,939     242,642
                                 ---------------------------------------------
Denominator for diluted net
  income per share-
Weighted average shares and
  assumed conversion of
  dilutive stock options         8,915,706   8,386,389   8,789,473   8,389,915
                                 =============================================
Basic net income per share      $     0.27        0.29        0.58        0.57
                                 =============================================
Diluted net income per share*   $     0.26        0.28        0.55        0.56
                                 =============================================

*Diluted net income per share excludes merger expenses

As of June 30, 2004, and 2003 there were anti-dilutive options to purchase shares of 81,630 and 0 respectively, excluded from the above disclosure.

     b)   Cash Dividend Declared

     On June 23, 2004 the company announced its eighth consecutive cash dividend payment. The dividend was $0.07 per share and was paid on July 21, 2004 to shareholders of record on July 7, 2004.

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

     The Corporation applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had compensation cost on the fair value at the grant dates for the Corporation's stock option plan been determined to be consistent with the

Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                   Three      Three       Six        Six
                                   Months     Months     Months     Months
                                   Ended      Ended      Ended      Ended
                                   2004       2003        2004       2003
                                ------------------------------------------
                                           Dollars in thousands,
                                    except share and per share amounts
Net income
As reported                        $2,284      2,359      4,858      4,663
  Less FAS 123 compensation costs      61         56        105         78
                                    --------------------------------------
  Pro forma                        $2,223      2,303      4,753      4,585
                                    ======================================
Net income per common share
  Basic
    As reported                    $ 0.27       0.29       0.58       0.57
    Pro forma                        0.26       0.28       0.56       0.56
  Diluted
    As reported                    $ 0.26       0.28       0.55       0.56
    Pro forma                        0.25       0.27       0.54       0.54



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

    Cascade Financial Corporation is a bank holding company incorporated in the state of Washington. The Corporation's sole operating subsidiary is Cascade Bank, a Washington state chartered commercial bank. The Corporation and the Bank are headquartered in Everett, Washington. The Bank offers loan, deposit and other financial services through its sixteen branches located in Snohomish and King Counties (Washington) and two additional branches in King County through its Issaquah Bank Division.

Acquisition
-----------

     On June 3, 2004 the Company acquired Issaquah Bancshares, Inc, "Issaquah". The acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the acquisition date. The merger enhances Cascade's commercial banking franchise by expanding Cascade's presence in East King County. Total Issaquah assets on June 3, 2004 were approximately $131 million and the total value of the transaction, both cash and stock, was approximately $34.3 million as measured under the provisions of FAS 141. Cascade issued approximately 1.3 million shares and paid cash of $9.5 million in connection with the merger. The Bank booked $25.9 million in intangible assets associated with the transaction including $24.8 million in goodwill and a $1.1 million core deposit intangible that will be amortized under the straight-line method over an eight year period of time.

Selected Financial Data
-----------------------

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

                                               At or for the     At or for the
                                                three months       six months
                                               ended June 30,    ended June 30,
                                                2004     2003     2004     2003
                                               --------------------------------
Return on average assets                       0.97%    1.14%    1.06%    1.13%
Return on average stockholders' equity        12.26    15.88    13.90    16.02
Average stockholders' equity to average
  assets                                       7.91     7.16     7.65     7.08
Other expenses to average assets               2.25     2.17     2.14     2.21
Efficiency ratio                              58.67    53.88    55.84    54.47
Average interest-bearing assets to
  average interest-bearing liabilities       111.59   110.50   111.31   110.31



                        CHANGES IN FINANCIAL CONDITION
                        ------------------------------

     Total assets increased 22.7% or $165.9 million to $1.1 billion at June 30, 2004, compared to $885.2 million at December 31, 2003. Of that amount, $131.0 million were obtained when Issaquah Bancshares merged with the Corporation on June 3, 2004. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 27.8% or $148.2 million to $715.3 million at June 30, 2004, from $567.1 million at December 31, 2003. Of that amount, $100.9 million came from Issaquah Bancshares.

     Even though $23.1 million in securities were obtained in the merger, investment securities decreased $17.3 million for the Corporation to $259.2 million at June 30, 2004, compared to $276.5 million at December 31, 2003. The net reduction in the investment portfolio from the beginning of the year was the result of $49.3 million in called securities and $68.1 million in sales that were not totally offset with purchases. The decline in the investment portfolio funded the growth of the loan portfolio and increases in interest bearing deposits. The investments made during the quarter, as well as the existing investment portfolio, are concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) and collateralized mortgage obligations (CMOs) backed by pools of single family residential mortgages. All additions to the investment portfolio during the quarter were rated AA or better in terms of credit quality by Moody's and/or Standard & Poors. As of June 30, 2004, all investment securities are rated AAA, except a corporate bond with a book value of $5.8 million that is rated AA by both rating services.



                                                             June 30, 2004
                                       ----------------------------------------------------------
                                                                Gross        Gross
                                                     Gross      Unreal-      Unreal-
                                         Amor-       Unreal-    ized         ized
                                         tized       ized       Losses       Losses         Fair
                                         Cost        Gains      Less than    More than      Value
                                                    (Losses)    1 year       1 year
                                       -----------------------------------------------------------
Securities available-for-sale:
  Mortgage-backed securities           $ 64,312       $139       $1,644        $190       $ 62,617
  Agency notes                           86,472         82        2,160           -         84,394
  FHLB stock                             15,734          -            -           -         15,734
  Corporate/other                         5,842          -          137           -          5,705
                                       -----------------------------------------------------------
                                       $172,360       $221       $3,941        $190       $168,450
Securities held-to-maturity:
  Mortgage-backed securities           $ 27,849       $ 33       $  983        $  -       $ 26,899
  Agency notes                           62,630          -        2,122         362         60,146
  Corporate/other                           310          -            7           -            303
                                       -----------------------------------------------------------
                                       $ 90,789       $ 33       $3,112        $362       $ 87,348

                                                           December 31, 2003
                                       -----------------------------------------------------------
                                                                Gross        Gross
                                                     Gross      Unreal-      Unreal-
                                         Amor-       Unreal-    ized         ized
                                         tized       ized       Losses       Losses         Fair
                                         Cost        Gains      Less than    More than      Value
                                                    (Losses)    1 year       1 year
                                       -----------------------------------------------------------
Securities available-for-sale:
  Mortgage-backed securities           $ 70,200       $636       $  313          -        $ 70,523
  Agency notes                           99,677        218          655          -          99,240
  FHLB stock                             14,741          -            -          -          14,741
  Corporate/other                         5,363          -          120          -           5,243
                                       -----------------------------------------------------------
                                       $189,981       $854       $1,088          -        $189,747
Securities held-to-maturity:
  Mortgage-backed securities           $ 12,588       $ 63       $  323          -        $ 12,328
  Agency notes                           73,821         49        1,161          -          72,709
  Corporate/other                           310          -            3          -             307
                                       -----------------------------------------------------------
                                       $ 86,719       $112       $1,487          -        $ 85,344

     We currently hold one security in our available-for-sale portfolio and one security in our held to maturity portfolio that have had an unrealized loss for more than one year. The losses are not related to credit deterioration, but increases in interest rates. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time sufficient for a market price recovery. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

     As the Bank continued its focus on deposit generation, total deposits increased by $131.0 million from $564.3 million at December 31, 2003 to $695.3 million at June 30, 2004, of which $105.8 million was from the merger with Issaquah Bancshares. Federal Home Loan Bank-Seattle (FHLB) advances increased by $11.5 million from $200.0 million at December 31, 2003 to $211.5 million at June 30, 2004. Cascade assumed $15 million of advances in the merger. Securities sold under agreements to repurchase decreased $2.6 million from $39.9 million at December 31, 2003 to $37.3 million at June 30, 2004.

     Stockholders' equity increased by $26.1 million from $64.0 million at December 31, 2003 to $90.1 million at June 30, 2004. The increase is primarily attributable to the issuance of stock in conjunction with the Issaquah Bancshares merger, which was $24.8 million. The Corporation's eighth consecutive cash dividend, which was declared June 23, 2004, reduced stockholders' equity by $667,000. Accumulated comprehensive income decreased by $2.4 million to a negative $2.6 million as of June 30, 2004.


Loan Portfolio

     Virtually all the Bank's loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area. Included in the business loan total are loans secured by real estate where the borrower is the primary tenant. Real estate construction loans are extended to builders and developers of single family, residential real estate. The majority of these projects focus on entry level homes and/or first trade-up homes. Commercial real estate loans fund small, non-owner occupied buildings. Home equity and consumer loans are primarily second mortgages on the borrower's primary residence. These loans comprise 72% of the home equity and consumer portfolio. The balance of this category is non-residential, e.g. automobiles, credit cards, or boats.

     Residential loans, held in the Bank's portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells the vast majority of those loans into the secondary market on a "best efforts", servicing released basis. Beginning in the third quarter 2004, the Bank intends to sell a large percentage of its hybrid ARM's as well, i.e. loans with an initial fixed rate period that then converts to an adjustable mortgage. Multi-family loans are usually hybrid ARM's secured by mortgages on projects with five or more units.

     As displayed in the following table, total loans increased by $150.1 million to $727.1 million as of June 30, 2004, compared to $577.0 million December 31, 2003. In keeping with the Bank's evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans grew $142.1 million to $493.1 million as of June 30, 2004, compared to $351.0 million as of December 31, 2003.

     Residential lending balances and consumer lending balances grew slightly. Residential loans increased by $2.8 to $108.3 million. Multi-family loans increased $4.8 million to $92.0 million. Home equity loans and other consumer loans increased $502,000 to $33.7 million.

     The following summary reflects the Bank's loan portfolio as of the dates indicated:

                               June 30,    % of      Dec. 31,     % of
                                 2004    portfolio     2003     portfolio
                               ------------------------------------------
Types of Loans                            (dollars in thousands)
--------------
Business                       $266,025    36.6%     $204,446     35.4%
Real estate construction (net)   90,204    12.4        62,742     11.0
Commercial real estate          136,873    18.8        83,856     14.5
Home equity and consumer         33,665     4.6        33,163      5.7
Residential real estate         108,331    14.9       105,565     18.3
Multifamily real estate          92,016    12.7        87,212     15.1
                               ----------------------------------------
Total loans                     727,114   100.0%      576,984    100.0%
Deferred loan fees               (2,350)               (2,179)
                               ----------------------------------------
     Loans                     $724,764              $574,805

(Loans held for sale are included in residential loans and at less than 1% of total loans are not considered material.)

Asset Quality

-------------

     Non-performing assets (non-performing loans and real estate owned) totaled $1.6 million and $2.4 million at June 30, 2004 and December 31, 2003, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, decreased to $702,000 at June 30, 2004, from $1.9 million at December 31, 2003. Of the $702,000, $552,000 were business loans, $113,000 were residential, and $37,000 were home equity and consumer loans. Real estate owned (REO) was $919,000 as of June 30, 2004 compared to $474,000 at December 31, 2003. All REO, on both dates, represented residential property.

     At June 30, 2004 the Bank's loan loss allowance totaled $9.5 million compared to $7.7 million at December 31, 2003, which includes $1.4 million acquired from Issaquah Bancshares. The allowance for loan losses was 1.30% of total loans outstanding at June 30, 2004 compared to 1.34% at December 31, 2003. The allowance for loan losses was 1,349% of non-performing loans at June 30, 2004. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and a slowdown in the economy of our market area. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

     During the quarter ended June 30, 2004, loan charge-offs equaled $8,000 while recoveries were $13,000 resulting in net recoveries of $5,000 for the three months ended June 30, 2004. Net charge-offs for the first six months of the year were $10,000.

     The following table provides summary information concerning asset quality as of and for the three months ended June 30, 2004 and December 31, 2003 respectively:

                                                      June 30,    December 31,
                                                       2004          2003
                                                     ---------    ------------
Non-performing loans to total assets                   0.07%         0.22%
Non-performing loans to total loans outstanding        0.10          0.33
Non-performing assets to total assets                  0.15          0.27
Allowance for loan losses to non-performing loans     1,349           401
Allowance for loan losses to total loans               1.30          1.34
Net charge-offs to total loans                         0.00          0.04


                            RESULTS OF OPERATIONS
                            ---------------------

      Comparison of the Three and Six Months Ended June 30, 2004 and 2003

General

     Due to merger related expenses associated with the acquisition of Issaquah Bancshares, net income decreased 3.2% to $2.3 million for the three months ended June 30, 2004 compared to $2.4 million during the comparable period in 2003. Without merger expenses, net income was $2.8 million. The income statement reflects one month of income and expense totals for Issaquah Bancshares. Diluted net income per share was $0.26 for the quarter ended June 30, 2004 and $0.28 per share for the quarter ended June 30, 2003, a decrease of 8.9%. Net interest income before provision for loan losses increased $1.1 million to $7.8 million for the quarter ended June 30, 2004. Other income decreased by $263,000 to $1.2 million for the quarter ended June 30, 2004. Other expense increased $902,000 to $5.3 million for the quarter ended June
30, 2004 as compared to the quarter ended June 30, 2003. The Bank paid no prepayment fees on Federal Home Loan Bank (FHLB) advances during the quarter ended June 30, 2004, compared to $276,000 during the quarter ended June 30, 2003.

     Net income for the six months ended June 30, 2004 was $4.9 million compared with $4.7 million during the comparable period in 2003 (without merger related expenses net income was $5.4 million). Net income per diluted share was $0.55 for the six months ended June 30, 2004, compared with $0.56 in 2003. The $2.0 million increase in net interest income more than offset the $726,000 decrease in other income and the $774,000 increase in other expenses. Other expenses included a decrease of $692,000 in FHLB prepayment fees and an increase of $503,000 in salaries and employee benefits.

Net Interest Income

     Net interest income increased 16.9% or $1.1 million to $7.8 million for the three months ended June 30, 2004 compared to $6.7 million for the three months ended June 30, 2003. Net interest income for the six months ended June

30, 2004 and 2003 was $15.1 million and $13.4 million respectively. Average interest earning assets increased $100.0 million or 12.4% to $908.4 million for the three months ended June 30, 2004 and $79.9 million or 9.9% to $883.6 for the six months ended June 30, 2004 compared to the same periods in 2003. Average total loans (including loans held for sale) increased $81.6 million to $640.7 million and average investment securities increased $26.9 million to $266.5 million for the three months ended June 30, 2004 compared to the same quarter of the prior year.

                                         At or for the        At or for the
                                      three months ended     six months ended
                                            June 30,             June 30,
                                         2004      2003       2004       2003
                                       ----------------------------------------
                                                  (dollars in thousands)

Average interest earning assets      $908,388   $808,384   $883,590   $803,661
Average interest bearing liabilities  814,036    731,551    793,775    728,561
Yield on interest earning assets         5.78%      6.21%      5.83%      6.32%
Cost of interest bearing liabilities     2.59       3.19       2.67       3.28
  Net interest spread                    3.19       3.02       3.16       3.05
  Net interest margin                    3.46       3.32       3.43       3.35


     The net interest margin increased 14 basis points to 3.46% for the three months ended June 30, 2004 compared to the same quarter the prior year. The yield on interest earning assets decreased 43 basis points to 5.78% for the three months ended June 30, 2004, compared to 6.21% for the three months ended June 30, 2003. The cost of funds decreased 60 basis points to 2.59% for the three months ended June 30, 2004 compared to 3.19% for the same period in 2003. For the six months ended June 30, 2004, the net interest margin increased 8 basis points from 3.35% to 3.43%.

     The yield on assets decreased as the low rate environment continued. However, with the repayment of higher cost FHLB advances and a 3 basis point reduction in cost of deposits, funding costs continue to fall. The cost of liabilities declined as the rates paid on deposits dropped with the general level of interest rates. Deposits continued to reprice to slightly lower rates throughout the quarter.

Provision for loan losses

     Cascade's provision for loan losses was $150,000 for the three months and $375,000 for the six months ended June 30, 2004. The provision was $300,000 and $675,000 for the same periods in 2003, respectively. The provision is based on management's evaluation of known and inherent risks in the portfolio, as well as loss experience. With very low loss experience, a reduction in adversely classified loans, and the addition of the $1.4 million in allowance for loan loss from Issaquah Bancshares, the Bank was able to lower its provision.

     The immediate prospects for the economy in the Corporation's market area (Snohomish County and East King County of Washington state) are gradually improving. Boeing's decision to assemble the 7E7 in Everett has provided a basis for optimism, as have the recent upbeat economic releases. In addition, Microsoft has continued to add to its payroll and the housing market remains strong.

     Nonetheless, management continues to emphasize the growth of the business, construction, and income property portfolios. These loans typically have a higher credit risk that may require additions to the reserve in future periods. Management monitors these loans at an increased level to maintain credit quality and adequate reserve levels. A dramatic slowdown in the housing market could have a material effect on the economy and its lending institutions.

Other Income

     Other income decreased $263,000 or 18.1% to $1.2 million for the three months ended June 30, 2004 as compared to $1.5 million for the three months ended June 30, 2003. Other income was $2.3 million and $3.0 million for the six months ended June 30, 2004 and June 30, 2003 respectively. For the three months ended June 30, 2004, gain on the sale of investment securities decreased by $463,000 to $112,000 compared to the same quarter in 2003. Checking fee income rose to $503,000 compared to $317,000 for the same period in the prior year. During 2004, the Bank added new checking fee services, made a concerted effort to expand the deposit customer base, and was more diligent in the collection of fees. The end of the refinancing wave resulted in a decline on gain on sale of loans, which decreased $186,600 from $268,600 to $82,000 for the quarter.

     While the Corporation is pursuing many avenues to augment its other (non-interest) income, it will continue to focus on replacing the gain on sale of securities and loans with net interest income in the near future.

Other Expense

     Other expense was $5.3 million for the three months and $9.8 million for the six months ended June 30, 2004 compared with $4.4 million for the three months and $9.0 million for the six months ended June 30, 2003. The increase in other expense was primarily the result of $633,000 in merger related expenses and personnel expenses.

     Salary and employee benefit expenses increased $355,000 to $2.7 million during the three months ended June 30, 2004 compared to the same quarter last year. Salary and employee benefit expenses was $5.3 million for the six month period ended June 30, 2004 and $4.8 million in the same period for 2003. The increase in these expenses was primarily due to an increase in the number of employees, as the Bank added to its lending staff.

     Merger related expenses totaled $633,000 in the second quarter of 2004 and were as follows:

                                                Quarter ended
                                                June 30, 2004
                                                -------------
     Professional fees                             $365,000
     Data processing contract settlement            175,000
     Other                                           93,000
                                                    -------
                                                   $633,000

     The remaining other operating expense categories, excluding merger expenses, totaled $2.0 million for the three months ended June 30, 2004 and

$3.8 million for the six months period as of the same date. For the same period in 2003, other operating expenses were $1.8 million and $3.5 million respectively.

     Federal income tax expenses increased $195,000 to $1.3 million, an increase of 17.6% during the three months ended June 30, 2004 compared to the same period last year. For the three months ended June 30, 2004, the Corporation's effective tax rate was 36% due to the non-deductible nature of some merger related expenses. For the six months ended June 30, 2004, income tax expense was $2.5 million compared to $2.2 million in 2003, with an effective tax rate of 34%. Tax benefits related to bank owned life insurance and interest on tax exempt loans accounted for the difference from the expected" Federal income tax rate of 34% during each of the periods.

Segment Results

     The following is a summary of selected operating segment information for the three month and six month periods ended June 30, 2004 and 2003. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.




For the three months ended June 30, 2004
----------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $2,883          264          1,023          2,062        393           1,071       7,696
Other income                          16          111              1              -        612             448       1,188
Other expense                        335          162             99            134        361           4,209       5,300
Allocated overhead                   740          345            253            618        101          (2,057)          -
                                   ---------------------------------------------------------------------------------------
Income before income taxes         1,824         (132)           672          1,310        543            (633)      3,584
Federal income taxes                 599          (44)           220            430        178             (83)      1,300
                                   ---------------------------------------------------------------------------------------
Net income                        $1,225          (88)           452            880        365            (550)      2,284
                                   ---------------------------------------------------------------------------------------


For the three months ended June 30, 2003
----------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $1,737          441            945          1,511        411           1,366       6,411
Other income                          16          254              -              2        402             777       1,451
Other expense                        318          104             97             33        323           3,523       4,398
Allocated overhead                   412          282            192            392        102          (1,380)          -
                                   ---------------------------------------------------------------------------------------
Income before income taxes         1,023          309            656          1,088        388               -       3,464
Federal income taxes                 326           99            209            347        124               -       1,105
                                   ---------------------------------------------------------------------------------------
Net income                        $  697          210            447            741        264               -       2,359
                                   ---------------------------------------------------------------------------------------

                                      18


For the six months ended June 30, 2004
--------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $5,345          600          1,940          3,883        766           2,239      14,773
Other income                          24          197              3              -      1,145             971       2,340
Other expense                        686          323            176            213        682           7,686       9,766
Allocated overhead                 1,380          668            457          1,138        200          (3,843)          -
                                   ---------------------------------------------------------------------------------------
Income before income taxes         3,303         (194)         1,310          2,532      1,029            (633)      7,347
Federal income taxes               1,066          (64)           422            816        332             (83)      2,489
                                   ---------------------------------------------------------------------------------------
Net income                        $2,237         (130)           888          1,716        697            (550)      4,858
                                   ---------------------------------------------------------------------------------------


For the six months ended June 30, 2003
--------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $3,225          884          1,899          2,955        843           2,960      12,766
Other income                          30          485              -              2        756           1,793       3,066
Other expense                        594          248            182             61        635           7,272       8,992
Allocated overhead                   706          525            372            719        197          (2,519)          -
                                   ---------------------------------------------------------------------------------------
Income before income taxes         1,955          596          1,345          2,177        767               -       6,840
Federal income taxes                 622          190            428            693        244               -       2,177
                                   ---------------------------------------------------------------------------------------
Net income                        $1,333          406            917          1,484        523               -       4,663
                                   ---------------------------------------------------------------------------------------


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

Liquidity and Sources of Funds

     The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customer's needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; and deposit withdrawals. As of June 30, 2004, Cascade had $40.9 million of construction loans in process, $70.8 million in unused business lines of credit and $22.0 million in unused consumer lines of credit. While most of the loans in process will be funded as the construction projects move toward completion, only a modest portion of the business and consumer lines will require funding. Historically, the Bank's business customers use 34% of their lines at any given time. About 45% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Company's condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2004 contributed $1.3 million to liquidity compared to $3.4 million for the three months ended June 30, 2003. Net cash from operating activities for the six months ended June 30, 2004 contributed $5.1 million to liquidity compared to $6.5 million for the six months ended June 30, 2003.

     Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances, and other borrowings, as well as the repayment of existing loans and sale of single family loans. Cascade maintains balances in FHLB deposits, which equaled $663,000 as of June 30, 2004 and $1.1 million at December 31, 2003. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $110.4 million at the end of the quarter and $127.0 million as of December 31, 2003.

     Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $367.9 million at current asset levels. At June 30, 2004, the Bank had $211.5 million in advances and an unused line of credit from the FHLB-Seattle of approximately $156.4 million. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At June 30, 2004 the Bank had $37.3 million in reverse repurchase agreements outstanding. The Bank also has combined Fed funds lines of $13.0 million with two of its correspondent banks; neither of which were used during the quarter.

Capital Resources

     The Corporation's usual main source of capital is the retention of its net income. In connection with the acquisition of Issaquah Bancshares, the Corporation issued 1.263 million shares of common stock. The value of the stock, for financial reporting purposes, was valued at $79.50 per share, the average price per share for the five trading days before and after February 11, 2004, the date the merger announcement was made. Consistent with FAS 141, the total value of stock issued was recorded as $24.8 million.

     The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade's stock which they have held for a minimum of six months to exercise options.

     At its June 2004 meeting, the Board of Directors authorized a stock repurchase program of up to 200,000 shares of the Corporation's stock. As of June 30, 2004, no stock had been repurchased under this program. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to offset the dilution created by the exercise of stock options and other stock grants.

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

     On June 23, 2004, the Board of Directors declared the Corporation's eighth consecutive cash dividend. The $.07 per share dividend was paid on July 21st to shareholders of record on July 7th. The $667,000 dividend payout represented 29.2% of quarterly earnings.

Capital Requirements

     Both the Corporation and Cascade Bank are subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank's regulatory capital requirements are expressed as a
percentage of assets.   As of June 30, 2004, for the purposes of this
calculation, the Bank's average total assets and total risk-weighted assets were $910.1 million and $794.2 million respectively. The related excess capital amounts as of June 30, 2004 are presented in the following table (dollars in thousands):

     Core capital                      Amount    Percentage
     ------------                      ------    ----------
     Tier 1 (Core) capital            $75,059       8.25%
     Less:  Minimum requirement        36,403       4.00
                                       ------      ------
     Excess                           $38,656       4.25%
                                       ======      ======

     Risk-based capital                Amount    Percentage
     ------------------                ------    ----------
     Risk-based capital               $84,530      10.64%
     Less: Minimum requirement(1)      63,535       8.00
                                       ------      ------
     Excess                           $20,995       2.64%
                                       ======      ======

     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of June 30, 2004, which requires a core capital to assets of at least 6% and a risk based capital to assets of at least 10%.

     The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.43% and a Risk Based ratio of 10.84%.

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk
      -------------------------------------------------------------------

                          ASSET/LIABILITY MANAGEMENT
                          --------------------------

     The Bank, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities re-price on different terms than its interest-earning assets. Cascade actively monitors the inherent interest rate risk for the potential impact of changes in rates on the Bank.

     The Bank uses a simulation model as its primary tool to measure its interest rate risk. A major focus of the Bank's asset/liability management process is to preserve and enhance net interest income in likely interest rate scenarios. Further, Cascade's Board of Directors has enacted policies that establish targets for maximum negative impact that changes in interest rates have on the Bank's net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios. Key assumptions are made to evaluate the change to Cascade's income and capital to changes in interest rates. These assumptions, while deemed reasonable by management, are inherently uncertain. As a result, the estimated effects of changes in interest rates from the simulation model could likely be different than actual experience.

     Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of June 30, 2004 the Bank is well within the guidelines established by the Board for the changes in net interest income and the adjusted capital/asset ratios. As of June 30, 2004, the Bank's net interest income decreases 9.1% in the up 200 basis point scenario and decreases 5.4% in the down 200 basis point scenario, within the established guideline of a 10% decline. Using the same methodology, the adjusted capital/asset ratio is 6.2% in the up 200 basis point scenario, and 11.2% in the down 200 basis point scenario, both above the 5% established guideline. Under the down 200 basis point scenario, the Bank's fair value of equity increases 18%. In the up 200 basis point scenario, the Bank's fair value of equity decreases 39%, which is in excess of the maximum guideline of 30% established by the Board. This increase in measured exposure from the prior period is primarily as a result of a change in the interest risk model used by the Bank that had the effect of lengthening the average life attributed under the shock methodology test of certain investment securities held by the Bank.

     Since the third quarter of 2003, the Bank has sought to limit the extension risk of the investment portfolio in the event that interest rates rise. The maximum final maturity of callable investments eligible for purchase has been reduced from 15 years to 7 years. CMO's purchased must generally not have average life extensions of more than 6 years in an up 200 basis point interest rate shock scenario. The Asset/Liability Policy has been amended to include limits on the percentage of investments that mature in greater than 10 years and limits on CMOs that have too large of variability in average lives.

     The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all new 15 and 30 year fixed rate loans, it has begun selling its hybrid ARM residential loans as well.

     The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of June 30, 2004, $183.0 million of the $211.5 million in advances had original maturities greater than one year, $28.5 million matured in less than one year. Of the total amount, $160.0 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. The FHLB would exercise this option if interest rates rise. In a +200 basis point rate shock scenario, only a total of $10 million would be converted within six months.

     During the first quarter of 2004, the Bank sought to extend the maturity of its liabilities through interest rate swaps. The swaps, representing $20 million of notional 5 years and $20 million of notional 10 years, were executed as cash flow hedges in anticipation of maturing Federal Home Loan Bank advances. Given the uncertainty of whether the transaction would qualify for hedge accounting treatment under FAS 133, the Bank opted to terminate these agreements at a small net gain in early April 2004.

                     Item 4 - Controls and Procedures
                     --------------------------------

               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
               ------------------------------------------------

     An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of June 30, 2004. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                         CHANGES IN INTERNAL CONTROLS
                         ----------------------------

     In the quarter ended June 30, 2004, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
-------------------------------------------------------------------------------

     Not applicable

Item 3.  Defaults upon Senior Securities.
-----------------------------------------

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     The Annual Shareholders Meeting of the Corporation was held on May 4, 2004. At that meeting, the shareholders elected three directors. Janice Halladay, Henry Robinett, and Craig G. Skotdal were re-elected to the Board of Directors for terms that expire in 2007 or until their successors are elected and qualified. Each nominee received an excess of 99% of the votes that were cast.

     Directors David W. Duce, Frank M. McCord, Carol K. Nelson, David O'Connor, Dwayne Lane, Dennis R. Murphy, Ph. D., Ronald E. Thompson, and G. Brandt Westover continue to serve on the Board of Directors.

Item 5.  Other information.
---------------------------

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)  Exhibits
     3.1    Certificate of Incorporation of Cascade Financial Corporation (1)
     3.2    Bylaws of Cascade Financial Corporation (1)
     10.1   Cascade Financial Corporation 1994 Employee Stock Purchase Plan (1)
     10.2   Cascade Financial Corporation Employee Stock Ownership Plan (2)
     10.3   Cascade Financial Corporation 1997 Stock Option Plan (3)
     31.1   Certifications of the Chief Executive Officer pursuant to Section
            302 of the Sarbanes-Oxley Act
     31.2   Certifications of the Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act
     32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act
---------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form S-4 (File No. 33-83200).
(2) Incorporated by reference to the Corporation's Form 10-KSB for December 31, 1995.
(3) Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4 (File no. 333-24203).

(b)  Reports on Form 8-K

     On April 20, 2004, the Corporation filed Form 8-K announcing first quarter 2004 earnings, under item 7 and 12.

     On June 4, 2004, the Corporation filed Form 8-K announcing the completion of its acquisition of Issaquah Bancshares, under item 5 and 7.

     On June 9, 2004, the Corporation filed Form 8-K announcing Richard L. Anderson joined the Board of Directors of Cascade Financial Corporation and its subsidiary, Cascade Bank, under item 5 and 7.

     On June 14, 2004, the Corporation filed Form 8-K announcing the Board of Directors authorized the purchase of up to 2% of its outstanding shares of common stock over the twelve-month period commencing June 1, 2005, under item 5 and 7.

     On June 24, 2004, the Corporation filed Form 8-K announcing a $.07 quarterly cash dividend paid on July 21, 2004 to shareholders of record on July 7, 2004, under item 5 and 7.

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CASCADE FINANCIAL CORPORATION

     August 6, 2004                             /s/  Lars H. Johnson
                                                -------------------------------
                                                By:  Lars H. Johnson,
                                                     Executive Vice President
                                                     (Chief Financial Officer)