Form 10-Q
period 2004-09-30
CASCADE FINANCIAL CORP
filed 2004-11-08
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                           ------------------------
                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004.

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
         (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X     No
                                                   -----      -----

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes   X       No
                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of November 5, 2004
----------------------------              ----------------------------------
Common Stock ($.01 par value)                        9,561,052

                        CASCADE FINANCIAL CORPORATION

                                 FORM 10-Q
                  for the Quarter Ended September 30, 2004


                                  INDEX
                                  -----

PART I - Financial Information:

   Item 1 - Financial Statements:

      - Condensed Consolidated Balance Sheets                                 3

      - Condensed Consolidated Statements of Income                           4

      - Consolidated Statements of Comprehensive Income (Loss)                5

      - Condensed Consolidated Statements of Cash Flows                       6

      - Notes to Condensed Consolidated Financial Statements                  8

   Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              10

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk       22

   Item 4 - Controls and Procedures                                          24


PART II - Other Information                                                  26

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                 September 30,     December 31,
ASSETS                                               2004              2003
------                                           -------------     ------------
                                                  (unaudited)

Cash on hand and in banks                         $   15,537            13,011
Interest-earning deposits in other institutions        1,663             1,060
Securities available-for-sale                        129,996           189,747
Securities held-to-maturity (fair value of
  $94,393 and $85,344)                                95,340            86,719
Loans                                                781,864           574,805
Allowance for loan losses                             (9,435)           (7,711)
                                                   ---------           -------
     Loans, net                                      772,429           567,094
Premises and equipment, at cost, net                  12,923             8,587
Bank owned life insurance                             11,506            11,162
Goodwill and intangibles                              25,892                 -
Deferred tax asset                                        94                 -
Accrued interest receivable and other assets           9,236             7,840
                                                   ---------           -------
     TOTAL ASSETS                                 $1,074,616           885,220
                                                   =========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits                                          $  710,413           564,314
Federal Home Loan Bank advances                      230,000           200,000
Securities sold under agreements to repurchase        20,886            39,911
Junior subordinated debentures payable                10,341            10,212
Advance payments by borrowers for taxes and
  insurance                                              414             1,057
Dividends payable                                          -               577
Accrued expenses and other liabilities                 7,537             4,515
Deferred federal income taxes                              -               677
                                                   ---------           -------
     TOTAL LIABILITIES                               979,591           821,263

Stockholders' Equity:
---------------------
Preferred stock, $.01 par value, Authorized
  500,000 shares; no shares issued or outstanding          -                 -
Common stock, $.01 par value, Authorized
  25,000,000 shares; issued and outstanding
  9,560,502 shares at September 30, 2004
  and 8,241,288 shares at December 31, 2003               96                82
Additional paid-in capital                            37,040            11,921
Retained earnings, substantially restricted           58,817            52,109
Accumulated other comprehensive income (loss)           (928)            (155)
                                                   ---------           -------
     TOTAL STOCKHOLDERS' EQUITY                       95,025            63,957
                                                   ---------           -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,074,616           885,220
                                                   =========           =======

See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                    Three months ended       Nine months ended
                                        September 30,          September 30,
                                      2004       2003         2004        2003
Interest income:                  ---------------------   ---------------------
  Loans                          $   11,895       9,375      31,376      28,518
  Securities held-to-maturity         1,084         729       3,236       2,079
  Securities available-for-sale       1,383       2,198       5,124       6,484
  FHLB stock dividends                  138         190         436         608
  Interest-earning deposits              18          14          51          97
                                  ---------------------   ---------------------
    Total interest income            14,518      12,506      40,223      37,786
Interest expense:
  Deposits                            2,978       2,712       7,884       8,467
  Borrowings                          2,811       2,664       8,123       8,181
  Junior subordinated debentures        178         284         518         851
                                  ---------------------   ---------------------
    Total interest expense            5,967       5,660      16,525      17,499
Net interest income                   8,551       6,846      23,698      20,287
  Provision for loan losses             150         300         525         975
Net interest income after
   provision for loan losses          8,401       6,546      23,173      19,312
                                  ---------------------   ---------------------
Other income:
  Gain on sale of loans held-
   for-sale                              55         275         199         748
  Gain on sale of securities
   available-for-sale                   129         405         510       1,745
  Net gain on sale of real estate
   owned, investment property and
   other repossessed assets               -           -          99          48
  Checking fees                         569         374       1,513         975
  Service charges                       201         114         508         363
  Bank owned life insurance             134         155         401         450
  Other                                 150          30         349          90
    Total other income                1,238       1,353       3,579       4,419
Other expenses:
  Salaries and employee benefits      3,083       2,341       8,390       7,147
  Occupancy                             736         643       1,981       1,894
  Marketing                             118         107         359         329
  Data processing                       135          65         311         204
  Other                                 933       1,031       3,071       2,888
  Debt prepayment fees                    -         146          26         863
  Merger related expenses                 -           -         633           -
                                  ---------------------   ---------------------
    Total other expenses              5,005       4,333      14,771      13,325
    Income before provision for
      income taxes                    4,634       3,566      11,981      10,406
  Provision for income taxes          1,531       1,133       4,020       3,310
                                  ---------------------   ---------------------
    Net income                   $    3,103       2,433       7,961       7,096
                                  =====================   =====================
Earnings per share, basic        $     0.33        0.30        0.91        0.87
Earnings per share, diluted            0.32        0.29        0.87        0.84
Dividends declared per share           0.07        0.06        0.21        0.14
Weighted average number of
 shares outstanding:
  Basic                          9,540,663    8,213,898   8,770,054   8,168,245
  Diluted                        9,835,923    8,512,400   9,098,496   8,447,661

See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (dollars in thousands)
                                   (unaudited)

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                        2004       2003         2004      2003
                                      ------------------      -----------------
Net Income                             $3,103     2,433       $7,961     7,096
Increase in unrealized gain (loss)
 on securities available-for-sale,
 net of tax (benefit) expense  of
 $808 and $(158) for the three months
 ended September 30, 2004 and 2003,
 respectively, and $(572) and $296
 for the nine months September 30,
 2004 and 2003, respectively            1,568      (307)      (1,110)      575

Less reclassification adjustment for
 gains included in net income, net of
 tax (benefit) of $44 and $(138) for
 the three months ended September 30,
 2004 and 2003,  respectively, and
 $174 and $(593) for the nine months
 ended September 30, 2004 and 2003,
 respectively.                             85      (267)         337   (1,152)
                                        --------------------------------------
Comprehensive Income                   $4,756     1,859        7,188    6,519
                                        ======================================

See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                            2004        2003
                                                          --------------------
Cash flows from operating activities:
  Net income                                             $   7,961       7,096
                                                          ---------------------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of premises
       and equipment                                         2,305       1,081
     Provision for losses on loans                             525         975
     Increase in cash surrender value of Bank Owned
       Life Insurance                                         (344)       (410)
     Amortization of retained servicing rights                  59         159
     Amortization of core deposit intangible                    35           -
     Deferred loan fees, net of amortization                   691          12
     Net gain on sales of securities available-for-sale       (510)     (1,745)
     Net gain on sales of real estate owned, investment
       property and other repossessed assets                   (99)        (48)
     Federal Home Loan Bank stock dividend received           (436)       (608)
     Deferred federal income taxes                            (929)       (160)
     Net change in accrued interest receivable and
       other assets over accrued expenses and other
       liabilities                                           2,364       1,787
                                                          ---------------------
         Net cash provided by operating activities          11,622       8,139

Cash flows from investing activities:
  Loans originated, net of principal repayments           (205,435)    (18,246)
  Principal repayments on securities held-to-maturity        3,577      10,893
  Purchase of securities held-to-maturity                  (35,436)   (100,089)
  Proceeds from sales/calls of securities held-
   to-maturity                                              23,238      49,913
  Principal repayments on securities available-for-sale     26,437      89,424
  Purchases of securities available-for-sale               (93,166)   (300,598)
  Proceeds from sales of securities available-for-sale     127,261     201,427
  Acquisition net of cash acquired                         (25,928)          -
  Purchases of premises and equipment                       (6,653)       (371)
  Proceeds from sales/retirements of premises and
   equipment                                                    12           8
  Proceeds from loan participations sold                    (2,031)          -
                                                           ---------------------
         Net cash provided by (used in) investing
           Activities                                     (188,124)    (67,639)

Subtotal, carried forward                                 (176,502)    (59,500)
                                                          ---------------------


See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                            2004        2003
                                                          --------------------
Subtotal, brought forward                                $(176,502)    (59,500)

Cash flows from financing activities:
  Proceeds from issuance of common stock                    25,127         492
  Dividends paid                                            (1,823)       (978)
  Repurchase of common stock                                  (105)        (83)
  Net increase in deposits                                 146,099      44,803
  Net increase (decrease) in Federal Home Loan
    Bank advances                                           30,000      (5,500)
  Net (decrease) increase in securities sold under
    agreements to repurchase                               (19,025)     20,019
  Net increase in advance payments by borrowers for
    taxes and insurance                                       (642)       (173)
                                                          ---------------------
         Net cash provided by financing activities         179,631      58,580
                                                          ---------------------
  Net increase (decrease) in cash and cash Equivalents       3,129        (920)
Cash and cash equivalents at beginning of period            14,071      20,595
                                                          ---------------------
Cash and cash equivalents at end of period               $  17,200      19,675
                                                          =====================
Supplemental disclosures of cash flow information-cash
 paid during the period for:
  Interest                                               $  17,530      17,864
  Federal income taxes                                       3,860       3,100
                                                          ---------------------

Supplemental schedule of noncash investing activities:
  Net mortgage loans transferred to real estate owned          915         286
  Mark to market on securities available-for-sale              164         874
  Retirement of common stock in retained earnings               (7)     (1,230)
  Dividends declared                                        (1,246)     (1,115)


See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2004
                                 (unaudited)

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

     Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004.

2.   Commitments and Contingencies

     In the normal course of business there are various commitments to fund loans. Management does not anticipate any material loss as a result of these commitments.

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

3.   Stockholders' Equity

     a)  Earnings Per Share

     The following table presents the computation of basic and diluted net income per share for the three and nine month period ended September 30:

                                   Three       Three       Nine        Nine
                                   Months      Months      Months      Months
                                   Ended       Ended       Ended       Ended
                                   2004        2003        2004        2003
                                ---------------------------------------------
                                           Dollars in thousands,
                                    except share and per share amounts
Numerator:
---------
Net income                       $    3,103       2,433       7,961       7,096
                                  =============================================
Denominator:
-----------
Denominator for basic net
  income per share-
    Weighted average shares       9,540,663   8,213,898   8,770,054   8,168,245
Effect of dilutive securities:
    Stock options                   295,260     298,502     328,442     279,416
                                  ---------------------------------------------
Denominator for diluted net
  income per share-
    Weighted average shares and
     assumed conversion of
     dilutive stock options       9,835,923   8,512,400   9,098,496   8,447,661
                                  =============================================
Basic net income per share       $     0.33        0.30        0.91        0.87
                                  =============================================
Diluted net income per share*    $     0.32        0.29        0.87        0.84
                                  =============================================

*Diluted net income per share excludes merger expenses

As of September 30, 2004, and 2003 there were anti-dilutive options to purchase shares of 109,183 and 0 respectively, excluded from the above disclosure.

     b)  Cash Dividend Declared: Subsequent Event

     On October 1, 2004 the Corporation announced that it would increase its ninth consecutive cash dividend payment to $0.08. The dividend was paid on October 27, 2004 to shareholders of record on October 13, 2004.

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

                                     Three       Three       Nine        Nine
                                     Months      Months      Months      Months
                                     Ended       Ended       Ended       Ended
                                     2004        2003        2004        2003
                                  ---------------------------------------------
                                  Dollars in thousands, except per share amounts
Net income
As reported                         $3,103       2,433       7,961      7,096
  Less FAS 123 compensation costs       61          35         128        113
                                     ----------------------------------------
  Pro forma                         $3,042       2,398       7,833      6,983
                                     ========================================
Net income per common share
  Basic
    As reported                     $ 0.33        0.30        0.91       0.87
    Pro forma                         0.32        0.29        0.89       0.85
  Diluted
    As reported                     $ 0.32        0.29        0.87       0.84
    Pro forma                         0.31        0.28        0.86       0.83



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

Acquisition
-----------

   On June 3, 2004 the Company completed its acquisition of Issaquah Bancshares, Inc. ("Issaquah"). The acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the acquisition date. The merger enhances Cascade's commercial banking franchise by expanding Cascade's presence in East King County. Total Issaquah assets on June 3, 2004 were approximately $131 million and the total value of the transaction, both cash and stock, was approximately $34.3 million as measured under the provisions of FAS 141, which used the value of Cascade stock offered as of February 2004, the time when the acquisition was announced. Cascade issued approximately 1.3 million shares and paid cash of $9.5 million in connection with the merger. The Bank booked $25.9 million in intangible assets associated with the transaction including $24.8 million in goodwill and a $1.1 million core deposit intangible that will be amortized under the straight-line method over an eight year period of time.

Selected Financial Data
-----------------------

     The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

                                           At or for the        At or for the
                                        three months ended    nine months ended
                                           September 30,        September 30,
                                           2004     2003        2004     2003
                                        ---------------------------------------
Return on average assets                   1.19%    1.11%       1.11%    1.13%
Return on average stockholders' equity    13.53    15.54       13.77    15.87
Average stockholders' equity to
  average assets                           8.78     7.17        8.06     7.11
Other expenses to average assets           1.92     2.00        2.06     2.11
Efficiency ratio                          51.13    52.84       54.15    53.93
Average interest-bearing assets to
  average interest-bearing liabilities   111.98   110.55      111.55   110.55



                        CHANGES IN FINANCIAL CONDITION
                        ------------------------------

     Total assets increased 21.4% or $189.4 million to $1.1 billion at September 30, 2004, compared to $885.2 million at December 31, 2003. Of that amount, $131.0 million were obtained when Issaquah merged with the Corporation on June 3, 2004. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 36.2% or $205.3 million to $772.4 million at September 30, 2004, from $567.1 million at December 31, 2003. Of that amount, $100.9 million came from Issaquah Bancshares.

     Even though $23.1 million in securities were obtained in the merger, investment securities decreased $18.5 million for the Corporation to $225.3 million at September 30, 2004, compared to $276.5 million at December 31, 2003. The net reduction in the investment portfolio from the beginning of the year was the result of $49.3 million in called securities and $95.6 million in sales that were not totally offset with purchases. The decline in the investment portfolio funded the growth of the loan portfolio. There were no investment purchases made during the quarter. The investment portfolio is concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g.

FNMA or FHLMC) and collateralized mortgage obligations (CMOs) backed by pools of single family residential mortgages. As of September 30, 2004, all investment securities are rated AAA by Moody's and/or Standard and Poors.


                                                            September 30, 2004
                                  --------------------------------------------------------------------------
                                               Gross        Gross        Gross        Gross
                                               Unreal-      Unreal-      Unreal-      Unreal-
                                   Amor-       ized         ized         ized         ized
                                   tized       Gains        Gains        Losses       Losses         Fair
                                   Cost        Less than    More than    Less than    More than      Value
                                               1 year       1 year       1 year       1 year
                                  --------------------------------------------------------------------------
Securities available-for-sale:
  Mortgage-backed securities      $ 48,244      $110          $27          $426        $  94        $ 47,861
  Agency notes                      70,920        58            -           397          318          70,263
  FHLB stock                        11,872         -            -             -            -          11,872
  Corporate/other                        -         -            -             -            -               -
                                   -------------------------------------------------------------------------
                                  $131,036      $168          $27          $823         $412        $129,996

Securities held-to-maturity:
  Mortgage-backed securities      $ 26,392      $ 24          $40          $ 77         $144        $ 26,235
  Agency notes                      68,638        70            -            73          477          68,158
  Corporate/other                      310         -            1             -            -             311
                                   -------------------------------------------------------------------------
                                  $ 95,340      $ 94          $41          $150         $621        $ 94,704


                                                            December 31, 2003
                                  --------------------------------------------------------------------------
                                               Gross        Gross        Gross        Gross
                                               Unreal-      Unreal-      Unreal-      Unreal-
                                   Amor-       ized         ized         ized         ized
                                   tized       Gains        Gains        Losses       Losses         Fair
                                   Cost        Less than    More than    Less than    More than      Value
                                               1 year       1 year       1 year       1 year
                                  --------------------------------------------------------------------------
Securities available-for-sale:
  Mortgage-backed securities      $ 70,200      $578          $58         $  313            -        $ 70,523
  Agency notes                      99,677       218            -            655            -          99,240
  FHLB stock                        14,741         -            -              -            -          14,741
  Corporate/other                    5,363         -            -            120            -           5,243
                                   -------------------------------------------------------------------------
                                  $189,981      $796          $58         $1,088            -        $189,747

Securities held-to-maturity:
  Mortgage-backed securities      $ 12,588      $  7          $56         $  323            -        $ 12,328
  Agency notes                      73,821        49            -          1,161            -          72,709
  Corporate/other                      310         -            -              3            -             307
                                   -------------------------------------------------------------------------
                                  $ 86,719      $ 56          $56         $1,487            -        $ 85,344



     We currently hold three securities in our available-for-sale portfolio and six securities in our held to maturity portfolio that have had an unrealized loss for more than one year. The losses are not related to credit deterioration, but increases in interest rates. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time sufficient for a market price recovery. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

     As the Bank continued its focus on deposit generation, total deposits increased by $146.1 million from $564.3 million at December 31, 2003 to $710.4 million at September 30, 2004, of which $105.8 million was from the merger with Issaquah Bancshares. Federal Home Loan Bank-Seattle (FHLB) advances increased by $30.0 million from $200.0 million at December 31, 2003 to $230.0 million at September 30, 2004. Cascade assumed $15 million of advances in the acquisition of Issaquah Bank. Securities sold under agreements to repurchase decreased $19.0 million from $39.9 million at December 31, 2003 to $20.9 million at September 30, 2004.

     Stockholders' equity increased by $31.0 million from $64.0 million at December 31, 2003 to $95.0 million at September 30, 2004. The increase is primarily attributable to the issuance of stock in conjunction with the Issaquah Bancshares merger, which was $24.8 million. Accumulated comprehensive income decreased by $773,000 to a negative $928,000 as of September 30, 2004 due to a lower mark to market adjustment on the available for sale securities portfolio which was partially offset by mark to market adjustment on one of our interest rate swaps.

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

     Residential loans, held in the Bank's portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells the vast majority of those loans into the secondary market on a "best efforts", servicing released basis. Beginning in the third quarter 2004, the Bank sold a large percentage of its hybrid ARM's as well, i.e. loans with an initial fixed rate period that then converts to an adjustable mortgage. Multi-family loans are usually hybrid ARM's secured by mortgages on projects with five or more units.

     As displayed in the following table, total loans increased by $207.7 million to $784.7 million as of September 30, 2004, compared to $577.0 million as of December 31, 2003. In keeping with the Bank's evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans grew $201.3 million to $552.3 million as of September 30, 2004. Loans in those categories equaled $351.0 million as of December 31, 2003.

     Residential lending balances and consumer lending balances grew slightly. Residential loans increased by $2.2 million to $107.8 million. Multi-family loans increased $5.2 million to $92.4 million. Home equity loans and other consumer loans decreased $924,000 to $32.2 million.

     The following summary reflects the Bank's loan portfolio as of the dates indicated:

Types of Loans                September 30,    % of     December 31,    % of
--------------                    2004       Portfolio      2003      Portfolio
                              -------------------------------------------------
                                            (dollars in thousands)

Business                        $271,988        34.7%     $204,446       35.4%
Real estate construction (net)   109,901        14.0        62,742       11.0
Commercial real estate           170,450        21.7        83,856       14.5
Home equity and consumer          32,239         4.1        33,163        5.7
Residential real estate          107,769        13.7       105,565       18.3
Multifamily real estate           92,387        11.8        87,212       15.1
                                 --------------------------------------------
Total loans                      784,734       100.0%      576,984      100.0%
Deferred loan fees                (2,870)                   (2,179)
                                 --------------------------------------------
     Loans                      $781,864                  $574,805

(Loans held for sale are included in residential loans and at less than 1% of total loans are not considered material.)

Asset Quality
-------------

     Non-performing assets (non-performing loans and real estate owned) totaled $2.0 million and $2.4 million at September 30, 2004 and December 31, 2003, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, decreased to $1.2 million at September 30, 2004, from $1.9 million at December 31, 2003. Of the $1.2 million, $182,000 were business loans, $488,000 were construction, $430,000 were residential, and $50,000 were home equity and consumer loans. Real estate owned (REO) was $891,000 as of September 30, 2004 compared to $474,000 at December 31, 2003. All REO, on both dates, represented residential property that the Bank is actively trying to sell.

     At September 30, 2004 the Bank's loan loss allowance totaled $9.4 million compared to $7.7 million at December 31, 2003, which includes $1.4 million acquired from Issaquah Bancshares. The allowance for loan losses was 1.20% of total loans outstanding at September 30, 2004 compared to 1.34% at December 31, 2003. The allowance for loan losses was 820% of non-performing loans at September 30, 2004. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and a slowdown in the economy of our market area. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

     During the quarter ended September 30, 2004, loan charge-offs equaled $262,000 while recoveries were $76,000 resulting in net charge-offs of $186,000 for the three months ended September 30, 2004.

     The following table provides summary information concerning asset quality as of and for the periods ended September 30, 2004 and December 31, 2003 respectively:

                                                 September 30,     December 31,
                                                     2004              2003
                                                 ------------------------------
Non-performing loans to total assets                 0.11%             0.22%
Non-performing loans to total loans outstanding      0.15              0.33
Non-performing assets to total assets                0.19              0.27
Allowance for loan losses to non-performing loans     820               401
Allowance for loan losses to total loans             1.20              1.34
Net charge-offs to total loans                       0.02              0.04


                            RESULTS OF OPERATIONS
                            ---------------------

   Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

General

     Net income increased 27.5% to $3.1 million for the three months ended September 30, 2004 compared to $2.4 million during the comparable period in 2003. Diluted net income per share was $0.32 for the quarter ended September 30, 2004 and $0.29 per share for the quarter ended September 30, 2003, an increase of 10.4%. Net interest income before provision for loan losses increased $1.8 million to $8.6 million for the quarter ended September 30, 2004. Other income decreased by $115,000 to $1.2 million for the quarter ended September 30, 2004. Other expense increased $672,000 to $5.0 million for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The Bank paid no prepayment fees on Federal Home Loan Bank (FHLB) advances during the quarter ended September 30, 2004, compared to $146,000 during the quarter ended September 30, 2003.

     Net income for the nine months ended September 30, 2004 was $8.0 million compared with $7.1 million during the comparable period in 2003. Net income per diluted share was $0.87 for the nine months ended September 30, 2004, compared with $0.84 in 2003. The $3.4 million increase in net interest income more than offset the $840,000 decrease in other income and the $1.4 increase in other expenses. Other expenses included a decrease of $837,000 in FHLB prepayment fees and an increase of $1.2 million in salaries and employee benefits.

Net Interest Income

     Net interest income increased 24.9% or $1.8 million to $8.6 million for the three months ended September 30, 2004 compared to $6.8 million for the three months ended September 30, 2003. Net interest income for the nine months ended September 30, 2004 and 2003 was $23.7 million and $20.3 million respectively. Average interest earning assets increased $143.7 million or 17.1% to $983.5 million for the three months ended September 30, 2004 and $101.2 million or 12.4% to $916.9 million for the nine months ended September 30, 2004 compared to the same periods in 2003. Average total loans (including loans held for sale) increased $174.2 million to $744.2 million and average investment securities increased $28.4 million to $236.2 million for the three months ended September 30, 2004 compared to the same quarter of the prior year.

                                       At or for the          At or for the
                                    three months ended      nine months ended
                                       September 30,          September 30,
                                       2004       2003       2004       2003
                                    ------------------------------------------
                                              (dollars in thousands)
Average interest earning assets      $983,528   $839,846   $916,902   $815,723
Average interest bearing liabilities  878,307    756,543    821,952    737,889
Yield on interest earning assets         5.89%      5.92%      5.85%      6.19%
Cost of interest bearing liabilities     2.70       2.97       2.68       3.17
  Net interest spread                    3.19       2.96       3.17       3.02
  Net interest margin                    3.48       3.25       3.45       3.32


     The net interest margin increased 23 basis points to 3.48% for the three months ended September 30, 2004 compared to the same quarter the prior year. The yield on interest earning assets decreased 3 basis points to 5.89% for the three months ended September 30, 2004, compared to 5.92% for the three months ended September 30, 2003. The cost of funds decreased 27 basis points to 2.70% for the three months ended September 30, 2004 compared to 2.97% for the same period in 2003. For the nine months ended September 30, 2004, the net interest margin increased 13 basis points from 3.32% to 3.45%.

     The yield on assets decreased as the low rate environment continued. However, with the repayment of higher cost FHLB advances and a 3 basis point reduction in cost of deposits, funding costs continue to fall. The cost of liabilities declined as the rates paid on deposits dropped with the general level of interest rates. With the Federal Reserve increasing its target funds rate by 75 basis points in the quarter, the cost of deposits is beginning to increase as is the rate on our prime based loans.

Provision for Loan Losses

     Cascade's provision for loan losses was $150,000 for the three months and $525,000 for the nine months ended September 30, 2004. The provision was $300,000 and $975,000 for the same periods in 2003, respectively. The provision is based on management's evaluation of known and inherent risks in the portfolio, as well as loss experience. With low loss experience, a reduction in adversely classified loans, and the addition of the $1.4 million in allowance for loan loss from Issaquah Bancshares, the Bank was able to lower its provision.

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

Other Income

     Other income decreased $115,000 or 8.5% to $1.2 million for the three months ended September 30, 2004 as compared to $1.4 million for the three months ended September 30, 2003. Other income was $3.6 million and $4.4 million for the nine months ended September 30, 2004 and September 30, 2003 respectively. For the three months ended September 30, 2004, gain on the sale of investment securities decreased by $276,000 to $129,000 compared to the same quarter in 2003. Checking fee income rose to $569,000 compared to $374,000 for the same period in the prior year. During 2004, the Bank added new checking fee services, made a concerted effort to expand the deposit customer base, and was more diligent in the collection of fees. The end of the refinancing wave resulted in a decline on gain on sale of loans, which decreased $220,000 from $275,000 to $55,000 for the quarter.

     While the Corporation is pursuing many avenues to augment its other (non-interest) income, it will continue to focus on attempting to replace the gain on sale of securities and loans with net interest income in the near future.

Other Expense

     Other expense was $5.0 million for the three months and $14.8 million for the nine months ended September 30, 2004 compared with $4.3 million for the three months and $13.3 million for the nine months ended September 30, 2003. The increase in other expense for the quarter was due to the acquisition of Issaquah Bank. The increase in other expense for the nine months is attributable to four months of combined operations of Issaquah Bank and acquisition expenses.

     Salary and employee benefit expenses increased $742,000 to $3.1 million during the three months ended September 30, 2004 compared to the same quarter last year. Salary and employee benefit expenses was $8.4 million for the nine month period ended September 30, 2004 and $7.1 million in the same period for 2003. The increase in these expenses was primarily due to the acquisition.

     The remaining other operating expense categories, excluding merger expenses, totaled $2.0 million for the three months ended September 30, 2004 and $6.4 million for the nine months period as of the same date. For the same period in 2003, other operating expenses were $2.0 million and $6.2 million respectively.

     Federal income tax expenses increased $398,000 to $1.5 million, an increase of 35.1% during the three months ended September 30, 2004 compared to the same period last year. For the three months ended September 30, 2004, the Corporation's effective tax rate was 33%. For the nine months ended September 30, 2004, income tax expense was $4.0 million compared to $3.3 million in 2003, with an effective tax rate of 34%. Tax benefits related to bank owned life insurance and interest on tax exempt loans accounted for the difference from the "expected" Federal income tax rate of 34% during each of the periods.

Segment Results

     The following is a summary of selected operating segment information for the three month and nine month periods ended September 30, 2004 and 2003. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.



For the three months ended September 30, 2004
---------------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $3,480          149          1,358          2,181        444             789       8,401
Other income                          31           84              2              -        698             423       1,238
Other expense                        394          211            110            239        432           3,619       5,005
Allocated overhead                 1,001          386            344            833        121          (2,685)          -
                                  ----------------------------------------------------------------------------------------
Income before income taxes         2,116         (364)           906          1,109        589             278       4,634
Federal income taxes                 700         (120)           299            366        194              92       1,531
                                  ----------------------------------------------------------------------------------------
Net income                        $1,416         (244)           607            743        395             186       3,103
                                  ----------------------------------------------------------------------------------------



For the three months ended September 30, 2003
---------------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $2,178          259            929          1,633        294           1,253       6,546
Other income                           9          275              7              1        459             602       1,353
Other expense                        333          128            114             38        331           3,389       4,333
Allocated overhead                   511          291            202            431         99          (1,534)          -
                                  ----------------------------------------------------------------------------------------
Income before income taxes         1,343          115            620          1,165        323               -       3,566
Federal income taxes                 427           36            197            370        103               -       1,133
                                  ----------------------------------------------------------------------------------------
Net income                        $  916           79            423            795        220               -       2,433
                                  ----------------------------------------------------------------------------------------



For the nine months ended September 30, 2004
--------------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $8,824          749          3,298          6,064      1,210           3,028      23,173
Other income                          56          281              5              -      1,843           1,394       3,579
Other expense                      1,080          534            286            452      1,114          11,305      14,771
Allocated overhead                 2,381        1,054            801          1,971        321          (6,528)          -
                                  ----------------------------------------------------------------------------------------
Income before income taxes         5,419         (558)         2,216          3,641      1,618            (355)     11,981
Federal income taxes               1,766         (184)           721          1,182        526               9       4,020
                                  ----------------------------------------------------------------------------------------
Net income                        $3,653         (374)         1,495          2,459      1,092            (364)      7,961
                                  ----------------------------------------------------------------------------------------



For the nine months ended September 30, 2003
--------------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $5,403        1,143          2,828          4,588      1,137           4,213      19,312
Other income                          39          760              7              3      1,215           2,395       4,419
Other expense                        927          376            296             99        966          10,661      13,325
Allocated overhead                 1,217          816            574          1,150        296          (4,053)          -
                                  ----------------------------------------------------------------------------------------
Income before income taxes         3,298          711          1,965          3,342      1,090               -      10,406
Federal income taxes               1,049          226            625          1,063        347               -       3,310
                                  ----------------------------------------------------------------------------------------
Net income                        $2,249          485          1,340          2,279        743               -       7,096
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

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customer's needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; and deposit withdrawals. As of September 30, 2004, Cascade had $63.7 million of construction loans in process, $73.1 million in unused business lines of credit and $25.3 million in unused consumer lines of credit. While most of the loans in process will be funded as the construction projects move toward completion, only a modest portion of the business and consumer lines will require funding. Historically, the Bank's business customers use 40% of their lines at any given time. About 44% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Company's condensed Consolidated

Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2004 contributed $11.6 million to liquidity compared to $8.1 million for the nine months ended September 30, 2003.

     Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances, and other borrowings, as well as the repayment of existing loans and sale of single family loans. Cascade maintains balances in FHLB deposits, which equaled $1.7 million as of September 30, 2004 and $1.1 million at December 31, 2003. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $59.6 million at the end of the quarter and $127.0 million as of December 31, 2003.

     Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $376.1 million at current asset levels. At September 30, 2004, the Bank had $230.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $146.1 million. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At September 30, 2004 the Bank had $20.9 million in reverse repurchase agreements outstanding. The Bank also has combined Fed funds lines of $13.0 million with one correspondent bank, which was not used during the quarter.

Capital Resources

     The Corporation's usual main source of capital is the retention of its net income. The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade's stock which they have held for a minimum of six months to exercise options.

     At its June 2004 meeting, the Board of Directors authorized a stock repurchase program of up to 200,000 shares of the Corporation's stock. As of September 30, 2004, there were 6,275 shares repurchased under this program. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to offset the dilution created by the exercise of stock options and other stock grants; see
Part II - Other Information, Item 2 - Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Capital Requirements

     Both the Corporation and Cascade Bank are subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank's regulatory capital requirements are expressed as a
percentage of assets.   As of September 30, 2004, for the purposes of this
calculation, the Bank's average total assets and total risk-weighted assets were $1,021 million and $844.9 million respectively. The related excess capital amounts as of September 30, 2004 are presented in the following table (dollars in thousands):

     Core capital                      Amount    Percentage
     ------------                      ------    ----------
     Tier 1 (Core) capital            $78,176       7.66%
     Less:  Minimum requirement        40,841       4.00
                                       ------     ------
     Excess                           $37,335       3.66%
                                       ======     ======

     Risk-based capital                Amount    Percentage
     ------------------                ------    ----------
     Risk-based capital               $87,611      10.37%
     Less: Minimum requirement(1)      67,589       8.00
                                       ------     ------
     Excess                           $20,022       2.37%
                                       ======     ======

     (1)  Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of September 30, 2004, which requires a core capital to assets of at least 6% and a risk based capital to assets of at least 10%.

     The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 7.84% and a Risk Based ratio of 10.57%.

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

     Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of September 30, 2004 the Bank is well within the guidelines established by the Board for the changes in fair value of equity and the adjusted capital/asset ratios. As of September 30, 2004, the Bank's fair value of equity decreases 17.5% in the up 200 basis point scenario and increases 27% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 6.7% in the up 200 basis point scenario, and 9.4% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income increases 3% in the up 200 basis point scenario, well within guideline of a 10% decline. In the improbable down 200 basis point scenario, the Bank's net income decreases 17%, which is in excess of the maximum guideline established by the Board. Management action will be implemented to counter this exposure in the event of declining short-term interest rates. The general lessening in measured exposure to rising interest rates as compared to the prior period is primarily a result of implementation of off-balance sheet rate swaps and the shift from investments to loans.

     The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all new 15 and 30 year fixed rate loans, it has begun selling its hybrid ARM residential loans as well.

     Since the third quarter of 2003, the Bank has sought to limit the extension risk of the investment portfolio in the event that interest rates rise. The maximum final maturity of callable investments eligible for purchase has been reduced from 15 years to 7 years. CMOs purchased must generally not have average life extensions of more than 6 years in an up 200 basis point interest rate shock scenario. The Asset/Liability Policy has been amended to include limits on the percentage of investments that mature in greater than 10 years and limits on CMOs that have too large of variability in average lives.

     The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of September 30, 2004, $200 million of the $230 million in advances had original maturities greater than one year, $30 million had original maturities of less than one year. Currently, $64 million have remaining maturities less than one year. Of the total amount, $150 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. The FHLB would exercise this option if interest rates rise significantly, however in an up 200 basis point rate shock scenario, it is unlikely any of these advances would be converted within six months.

     During the third quarter of 2004, the Bank implemented two $25 million interest rate swaps to reduce its exposure to increasing interest rates. Both swaps pay a fixed rate and the Bank receives variable interest rate, LIBOR. One swap hedges a Federal Home Loan Bank advance with identical maturity and the other swap hedges long-term securities.

                     Item 4 - Controls and Procedures
                     --------------------------------

               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
               ------------------------------------------------

     An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of September 30, 2004. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                         CHANGES IN INTERNAL CONTROLS
                         ----------------------------

     In the quarter ended September 30, 2004, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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


Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
------------------------------------------------------------------------


Issuer Purchases of Equity Securities
                                                                     Total Number       Maximum
                                                                       of Shares       Number of
                                                                       Purchased      Shares that
                                             Total         Average     as Part of      May yet be
              Period                         Number         Price       Publicly        Purchased
---------------------------------------    of  Shares      Paid per     Announced       Under the
   Beginning           Ending             Purchased (1)     Share          Plan            Plan
---------------------------------------   -------------   ---------   ------------   ------------
June 1, 2004         June 30, 2004                -         $    -            -          200,000
July 1, 2004         July 31, 2004            1,275         $17.81        1,275          198,725
August 1, 2004       August 31, 2004            424         $16.59            -          198,725
September 1, 2004    September 30, 2004       5,000         $16.18        5,000          193,725
                                          -------------   ---------   ------------   ------------
     Total                                    6,699         $16.86        6,275          193,725
                                          =============   =========   ============   ============

1) During the periods presented there were 424 shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.

2) At its June 2004 meeting, the Board of Directors authorized a stock repurchase program of up to 200,000 shares of the Corporation's stock.


Item 3.  Defaults upon Senior Securities.
-----------------------------------------
     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
     Not applicable

Item 5.  Other information.
---------------------------
     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
(a)  The following exhibits are attached:

     31.1 Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

     On July 20, 2004, the Corporation filed Form 8-K announcing second quarter 2004 earnings, under item 7 and 12.


Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CASCADE FINANCIAL CORPORATION


     November 8, 2004                            /s/  Lars H. Johnson
                                                 ------------------------------
                                                 By:  Lars H. Johnson,
                                                      Executive Vice President
                                                      (Chief Financial Officer)

26