Form 10-K
period 2004-12-31
CASCADE FINANCIAL CORP
filed 2005-03-14
CIK 928911

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2004.

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

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES [X]   NO [  ]

   The aggregate market value of Common Stock held by non-affiliates of registrant at March 10, 2005 was $151.4 million (based on the last reported sale on such date). The number of shares of registrant's Common Stock outstanding at March 10, 2005 was 9,586,048.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the year ended December 31, 2004, including the Selected Financial Data and the Management Discussion and Analysis attached as Exhibit 13 (the "Annual Report") (Part I, II & IV).

2. Portions of registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

                              Cascade Financial Corporation
                                       FORM 10-K
                                    December 31, 2004

                                    TABLE OF CONTENTS


                                                                           Page
                                         PART I                            ----

Item 1.  Description of Business                                              3
         Loan Portfolio                                                       5
         Asset and Liability Management Activities                           13
         Investment Portfolio                                                15
         Deposits                                                            16
         Return on Equity and Assets                                         17
         Borrowings                                                          17
         Regulation                                                          18
         Taxation                                                            23
Item 2.  Properties                                                          24
Item 3.  Legal Proceedings                                                   24
Item 4.  Submission of Matters to a Vote of Security Holders                 24

                                         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
                                                                             25
Item 6.  Selected Financial Data                                             26
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               26
Item 7A. Quantitative and Qualitative Disclosures About Market Risk          26
Item 8.  Financial Statements and Supplementary Data                         26
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                26
Item 9A. Controls and Procedures                                             26
Item 9B. Other Information                                                   27

                                         PART III

Item 10. Directors and Executive Officers of the Registrant                  28
Item 11. Executive Compensation                                              29
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters............................             29
Item 13. Certain Relationships and Related Transactions                      29
Item 14. Principal Accountant Fees and Services                              29

                                         PART IV

Item 15. Exhibits and Financial Statement Schedules                          30

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

   The following items are among the factors that could cause actual results to differ materially from the forward-looking statements: higher than expected loan delinquency rates; general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses and customers; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only at the date of the statement. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents the Corporation files from time to time with the Securities and Exchange Commission. There can be no assurance that any of the strategies described in this Form 10-K will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated. Sentences containing words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "projected, "or similar words may constitute such forward looking statements.

Item 1.  Description of Business
--------------------------------

General
-------

   Cascade Financial Corporation (the "Corporation") is a bank holding company incorporated in the state of Washington that was formed in 1994.
  The consolidated entity includes the Corporation and its wholly owned subsidiaries. At December 31, 2004, the Corporation's wholly-owned subsidiaries were Cascade Bank ("Cascade" or the "Bank"), Cascade Capital Trust I and Capital Trust II. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington 98201. The telephone number is (425) 339-5500 and the web site is www.CascadeBank.com.

   The Bank has been serving the people of Snohomish and King Counties since 1916 when it was organized as a mutual savings and loan association. On September 15, 1992, the Bank completed its conversion from a federal mutual to a federal stock savings bank. In July 2001, the Bank converted from a federal stock savings bank to a Washington state commercial bank.

   The Corporation was organized on August 18, 1994, for the purpose of becoming the holding company for Cascade Bank. The reorganization was completed on November 30, 1994, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Subsequent to the acquisition of Cascade, the primary activity of the Corporation has been holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

   In June of 2004, the Corporation completed the acquisition of Issaquah Bancshares ("Issaquah"). Issaquah Bank, the only operating subsidiary of Issaquah, was merged into Cascade Bank and conducts business as the Issaquah Division of Cascade Bank.

   In July of 2001, the Corporation elected to be treated as a financial holding company with the Federal Reserve Board. In May of 2003, the Corporation transferred its state of domicile from Delaware, which it had maintained since its formation as a holding company in 1994, to Washington. Following this conversion, the Corporation changed its fiscal year end from June 30 to December 31 to align its reporting period with those of its commercial bank peers.

   The Corporation conducts its business from its main office in Everett, Washington, and seventeen other full service offices in the greater Puget Sound region. At December 31, 2004, the Corporation had total assets of $1.1 billion, total deposits of $721.9 million and stockholders' equity of $96.3 million.

   The Bank, a full-service commercial bank, offers a wide range of products and services. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to the limits specified by law.

Market Area
-----------

   Headquartered in Everett, Washington, the Corporation serves its customers from eighteen full service offices, eleven in Snohomish County and seven in King County. Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years, although currently the area is recovering from an economic slowdown.

   Our market area in King County includes the growing cities east of Seattle and Lake Washington. This area's economy has been dominated by Microsoft, the Boeing Company, with other high technology companies playing an important role. The commercial real estate vacancy rates in east King County began improving in 2004.

   Everett is the home port of the Navy's carrier battle ship, the USS Abraham Lincoln. The contribution that the Navy makes to the economy is not dependent on other trends. The economy in the Corporation's market area has become more dependent upon the health care and biotechnology industries, two industries which have been less affected by the recent economic slowdown. Snohomish County and Northeast King County are home to numerous biotechnology companies. Many of these companies were severely impacted by the recession that began in 2000. As a result, certain segments of the commercial real estate market were soft in the 2002-2004 period.

   As a gateway to Asia, the Bank's market area has also benefited from the expansion of world trade. Economic weakness in either the United States or Asia could reduce that trade. Such slowdowns in the international flow of goods and services could prove detrimental to the economy of the market area and potentially the quality of our loan portfolios.

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

 * Diligently searching for additional sources of fee-based revenue.

 * Maintaining cost-effective operations by efficiently offering products and services.

 * Maintaining its capital position at or above the "well-capitalized" (as defined for regulatory purposes) level.

 * Exploring prudent means to grow the business internally and through acquisitions.

   The primary objectives of these strategies are to: enhance shareholder value measured through increasing returns, and to increase the opportunity for quality earning asset growth, deposit generation, and fee-based income activities. However, the shift in emphasis to commercial banking does inherently contain additional risks (See "LOAN PORTFOLIO" below).

Competition
-----------

   The Bank competes for both loans and deposits. The Puget Sound metropolitan area has a high density of financial institutions, including major national banks, several local community banks, and credit unions.

   The Bank's primary focus for loans is small to medium sized businesses, builders and developers, and real estate investors in the Puget Sound area.
The major competitors for the Bank are large commercial and community banks. The large banks often compete on the basis of competitive pricing, while the community banks compete on the basis of local decision-making, loan structuring flexibility, and promises of a higher level of service.

   The Bank's primary competitors for residential mortgages are mortgage bankers and local thrifts. The Bank's competitors for consumer business are numerous, including banks, captive finance subsidiaries of auto companies, etc. Cascade has made a conscious decision to de-emphasize consumer lending in that intense competition has led to very low margins in this area.

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

LOAN PORTFOLIO
--------------

   General. The Bank originates business, real estate and consumer loans. Total loans equaled $856.4 million at December 31, 2004. Total loans were adjusted by loans in process, deferred loan fees, and the allowance for loan losses for a net loan balance of $794.5 million. At December 31, 2004, $292.1 million or 34.1% of loans consisted of business loans; $157.1 million or 18.3% were real estate construction loans; $178.7 million or 20.9% of loans consisted of commercial real estate; $30.1 million or 3.5% were consumer loans; $106.0 million or 12.4% of the Bank's loans consisted of loans secured by one-to-four family residential properties; and $92.4 million or 10.8% consisted of multi-family loans. Total loans secured by first liens on residential real estate was $198.4 million or 23.2% of total loans. The corporation sells almost all its 30 year fixed-rate loans and the vast majority of its 15 year fixed-rate loans in the secondary mortgage market. The Corporation had non-mandatory forward commitments totaling $784 and $2,177 to sell loans into the secondary market at December 31, 2004, and December 31, 2003, respectively.

   Loan Portfolio Analysis. The following table sets forth the Corporation's loan portfolio by type of loan and by type of security at the dates indicated.

                                              At December 31,
                                 2004              2003              2002
                            Amount  Percent   Amount  Percent   Amount  Percent
                            ---------------   ---------------   ---------------
                                           (Dollars in thousands)
Type of Loan
------------
Real estate mortgage
  Residential (1)          $198,347  23.16%  $192,777  31.71%  $216,914  37.63%
  Commercial                178,704  20.87     83,856  13.79     63,108  10.95
Construction                157,088  18.34     93,704  15.41    104,790  18.18
Business                    292,117  34.11    204,446  33.63    142,273  24.68
Consumer (2)                 30,125   3.52     33,163   5.46     49,331   8.56
                            --------------------------------------------------
  Total loans               856,381 100.00    607,946 100.00    576,416 100.00
Less:
  Loans in process           49,657            30,962            20,669
  Deferred loan fees, net     2,695             2,179             2,198
  Allowance for loan losses   9,563             7,711             6,872
                            --------------------------------------------------
Total loans, net           $794,466          $567,094          $546,677
                            ==================================================
Type of Security
----------------
Real estate mortgage
  One-to-four family (2)   $281,161  32.83%  $221,130  36.38%  $262,474  45.52%
  Multi-family               92,372  10.79     87,212  14.35     94,245  16.35
  Commercial                178,704  20.87     83,856  13.79     63,108  10.95
  Land loans                  3,546   0.41      1,786   0.29      1,720   0.30
Other                       300,598  35.10    213,962  35.19    154,869  26.88
                            --------------------------------------------------
  Total loans               856,381 100.00    607,946 100.00    576,416 100.00
Less:
  Loans in process           49,657            30,962            20,669
  Deferred loan fees, net     2,695             2,179             2,198
  Allowance for loan losses   9,563             7,711             6,872
                            --------------------------------------------------
Total loans, net           $794,466          $567,094          $546,677
                            ==================================================

                            At December 31,             At June 30,
                                 2001              2001              2000
                            Amount  Percent   Amount  Percent   Amount  Percent
                            ---------------   ---------------   ---------------
                                           (Dollars in thousands)
Type of Loan
------------
Real estate mortgage
  Residential (1)          $262,460  42.80%  $272,363  44.90%  $288,660  51.11%
  Commercial                 62,938  10.26     56,913   9.38     54,320   9.62
Construction                104,131  16.98    103,206  17.01     73,488  13.01
Business                    125,342  20.44    113,708  18.75     86,298  15.28
Consumer (2)                 58,381   9.52     60,406   9.96     62,061  10.98
                            --------------------------------------------------
  Total loans              $613,252 100.00   $606,596 100.00   $564,827 100.00
                            ==================================================
Less:
  Loans in process           28,220            33,337            17,132
  Deferred loan fees, net     2,502             2,703             2,719
  Allowance for loan losses   6,304             5,687             5,004
                            --------------------------------------------------
Total loans, net           $576,226          $564,869          $539,972
                            ==================================================
                                     -6-

                            At December 31,             At June 30,
                                 2001              2001              2000
                            Amount  Percent   Amount  Percent   Amount  Percent
                            ---------------   ---------------   ---------------
                                           (Dollars in thousands)
Type of Loan
------------
Real estate mortgage
  One-to-four family (2)    295,941  48.26%  $307,049  50.62%  $290,857  51.49%
  Multi-family              109,734  17.89    107,360  17.70    112,721  19.96
  Commercial                 62,938  10.26     56,913   9.38     54,320   9.62
  Land loans                  2,546   0.42      3,269   0.54         29   0.01
Other                       142,093  23.17    132,005  21.76    106,900  18.92
                            --------------------------------------------------
  Total loans              $613,252 100.00   $606,596 100.00   $564,827 100.00
                            ==================================================
Less:
  Loans in process           28,220            33,337            17,132
  Deferred loan fees, net     2,502             2,703             2,719
  Allowance for loan losses   6,304             5,687             5,004
                            --------------------------------------------------
Total loans, net           $576,226          $564,869          $539,972
                            ==================================================

-----------------
(1) Includes construction loans converted to permanent loans, multi-family and land loans.
(2) Includes home equity loans and HELOCs.


   At December 31, 2004, loans in process attributed to construction loans totaled $49.7 million; deferred fees were $2.7 million; and the allowance for loan losses was $9.6 million.

   Business Loans. Business loans increased from $204.4 million at December 31, 2003, to $292.1 million at December 31, 2004. Unsecured business loans totaled $11.5 million at December 31, 2004. The Bank's business loan portfolio consists primarily of commercial business loans to small and medium sized businesses operating in Snohomish and King counties. These loans are secured primarily by real estate, receivables, equipment, other assets of the business and personal property, and the personal guarantee of the borrower. These loans typically have variable-rate terms or fixed rates with maturities of up to five years. The Bank also offers secured and unsecured operating lines of credit. Business loans are underwritten by the Bank on the basis of the borrower's cash flow, ability to service debt from earnings, and the underlying collateral value. The borrower is generally required to provide the Bank with financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their financial condition; and to update this information annually. Business loans also include owner occupied real estate loans with terms comparable to the Bank's commercial real estate loans. In addition, as the business banking activity increases, the Bank expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding.

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

   Construction Loans. The Bank originates construction loans on one-to-four family homes either to borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have maturities of 12-18 months. The interest rates charged on construction loans are typically indexed to the prime rate and vary depending on the characteristics of the loan, particularly the credit risk inherent in the project. All construction loans require approval by various levels of Bank personnel, depending on the size of the loan. The Bank has attempted to increase its construction loan portfolio because these loans have relatively high margins, floating interest rates and short-term maturities. The historically strong housing market in the Puget Sound area has made construction lending attractive. At December 31, 2004, and December 31, 2003, the Corporation's construction loans were $157.1 million (including $49.7 million of loans in process) or 18.3% of the total loan portfolio and $93.7 million (including $31.0 million of loans in process) or 15.4% of the total loan portfolio, respectively. Of this amount, $123.9 million was to builders, including $45.8 million for land acquisition and development, and $26.8 million was to individuals for custom home construction. The strength of the local housing market led to a rapid turnover in this portfolio as builders were able to quickly sell new homes. The Bank's maximum outstanding commitment to one builder at December 31, 2004 totaled $10.2 million involving one construction project, which is performing in accordance with the terms of the loan.

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

   Commercial Real Estate Loans. Commercial real estate loans totaled $178.7 million or 20.9% of the Bank's total loans at December 31, 2004, compared to $83.9 million or 13.8% of the portfolio at December 31, 2003. All commercial real estate loans are secured by properties in western Washington, mainly in the Puget Sound region. Improved property such as office buildings and small commercial business properties such as strip shopping centers secure the Bank's commercial real estate loans. These loans are primarily fixed rate with a maximum reset on the interest rate of five years. At December 31, 2004, the largest commercial real estate and land loan in the Bank's portfolio was $7.4 million, which was performing according to its terms at that date.

   Commercial real estate loans are also sensitive to local economic conditions. An economic recession can lead to increased vacancies that would lower the borrower's ability to service the debt. Commercial real estate loans also have a degree of interest rate risk in that if rates fall borrowers refinance, if rates rise the Bank could experience a squeeze on net interest margin if the Bank does not accurately fund these loans, which often have a fixed rate for the initial five years of the loan.

   Multi-family Loans. Multi-family loans totaled $92.4 million or 10.8% of the total loan portfolio at December 31, 2004. The multi-family portfolio is principally comprised of small to medium-size apartment projects with loan-to-value ratios usually up to 75%. All new loan originations are in the Puget Sound region with adjustable rates.

   Multi-family residential and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family mortgage loans. However, loans secured by such properties usually are greater in amount and may involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. In addition, the low interest rate environment and robust housing market has induced many erstwhile renters to purchase houses. This has led to higher vacancy rates in some areas.

   One-to-Four Family Residential Loans. At December 31, 2004, residential loans totaled $106.0 million or 12.4% of the total loan portfolio. Residential lending consists primarily of first mortgage loans secured by single family residential properties located principally in Snohomish and King Counties. The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") with maturities up to 30 years. ARM loans are generally held in the Bank's portfolio. Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury Index. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the shape of the yield curve, and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

   Fixed rate residential loans are generally sold and the servicing released to one of the Bank's correspondents. The loans are sold on a "best efforts" basis. The Bank no longer packages its loans to sell as mortgage backed securities. The Bank had no loans held for sale at December 31, 2004, and no loans held for sale at December 31, 2003. Loans held for sale are not material and therefore the Bank does not include them as a separate line item on the balance sheet. The Bank has greatly reduced its emphasis on mortgage banking and mortgage lending in the past four years.

   The Bank's conforming residential loans meet the Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, borrower debt ratios and documentation. The Bank's nonconforming residential loans are those that do not conform to agency underwriting guidelines, due to the size of the loan, as a result of credit histories, debt-to-income ratios, reliance on the borrower's stated income, non-owner occupied property, rural property, or other exceptions from agency guidelines.

   Consumer Loans. The Bank's consumer loan activities take two forms: home equity loans or lines of credit, and installment loans. Home equity loans are secured by a junior lien in priority on the borrower's home. Such loans may have a combined loan-to-value ratio of up to 90% of the value of the home securing the loan. Home equity loans are fixed amount loans, which may have fixed or floating interest rates. Home equity lines of credit can be drawn upon at any time by the customer up to a specific amount. These loans are at a floating rate with a floor on that rate. The balance outstanding for both types of home equity loans decreased to $21.6 million at December 31, 2004, as compared to $23.6 million at December 31, 2003. At December 31, 2004 and December 31, 2003, the total amount of unused lines of credit were $22.7 million and $34.6 million, respectively. The second category of consumer loans are installment loans in which boats, automobiles, and recreational vehicles serve as collateral. This portfolio was $8.5 million at December 31, 2004, as compared to $9.5 million outstanding at December 31, 2003. Although boat loans total $4.1 million of the Corporation's installment loans at December 31, 2004, the Corporation has significantly decreased its origination of boat loans and expects this amount to decline further in the future. Since installment loans are secured by depreciating assets any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections are dependent on the borrower's continuing financial ability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The Loan Maturity Table
-----------------------

   The following table sets forth information at December 31, 2004 regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include deferred loan fees. Construction loans are net of loans in process.


                                                                              With variable        With fixed
                                                                                rate (for           rate(for
                                                                                maturities         maturities
                     Due in one      Due in one      Due after                   of (more           of more
                     year or less   to five years    five years     Total      than one year)    than one year)
                     ------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Business                $56,728      $118,711         $121,300     $296,739       $119,173          $120,862
Construction             66,660        42,828                -      109,488         40,076             2,873
Commercial Real Estate    9,066        33,457          116,076      158,599        100,097            49,436
Multi-family              1,653         5,991           91,006       98,650         89,393             7,604
Home Equity/Consumer      4,947         4,719           24,611       34,277         21,035             8,304
Residential               1,692         5,950          101,329      108,971         93,132            14,147



Asset Quality
-------------

   Banking regulations require that each insured institution review and classify its assets regularly. In addition, bank examiners have the authority to identify problem assets and, if appropriate, require them to be adversely classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have sufficient weaknesses that make collection or payment in full, based on currently existing facts, conditions and values, questionable. There is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as "substandard" or "doubtful" require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amounts. The bank uses two other asset classification categories for potential problem loans. They are watch and special mention. Borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk are classified as watch. Loans on special mention represent borrowers who exhibit potential credit weaknesses or trends deserving bank management's close attention.

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

   Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of each loan. The Bank's general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is usually contacted in writing. Typically, the Bank will initiate foreclosure or other corrective action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan's principal becomes uncertain. It is intended that the Bank's allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At December 31, 2004 and December 31, 2003, the Bank had $532,000 and $1.9 million, respectively, of loans accounted for on a non-accrual basis.

Allowance for Loan Losses/Non-Performing Assets
-----------------------------------------------

   Management provides for possible loan losses by maintaining an allowance. The level of the allowance is determined based upon judgments regarding the size and nature of the loan portfolio, historical loss experience, the financial condition of borrowers, the level of non-performing loans, and anticipated general economic conditions. Additions to the allowance are charged to expense. Loans are charged against the allowance when management believes the collection of principal is unlikely. Increases in the allowance for loan losses made through provisions were primarily a result of loan growth, awareness of the greater risk inherent in business lending and the impact of the economic climate on the loan portfolio.

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

   The following table presents information with respect to the Corporation's non-performing assets and restructured loans at the dates indicated.

                                                    December 31,
                                               2004     2003    2002
                                              -----------------------
                                               (Dollars in thousands)
Non-performing loans:
Commercial loans:
  Commercial                                 $    -   $  128   $  132
  Commercial real estate                        488        -        -
                                              -----------------------
                                                488      128      132

Residential                                      34    1,704      742
Consumer loans                                   10       89       82
                                              -----------------------
  Total non-performing loans                    532    1,921      956
Other real estate                               868      474      461
                                              -----------------------
Total non-performing assets                  $1,400   $2,395   $1,417
                                              =======================

Restructured loans                           $   95   $3,467   $    -
Total non-performing loans to net loans         .07%     .34%     .17%
Total non-performing loans to total assets      .05      .22      .12
Total non-performing assets to total assets     .13      .27      .18

   The Corporation's non-performing assets at December 31, 2004, consisting of non-performing loans and other real estate, totaled $1.4 million or 0.13% of total assets. This is a decrease from $2.4 million or 0.27% of total assets at December 31, 2003, and a decrease from $1.4 million or 0.18% of total assets at December 31, 2002.

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

   Non-performing loans decreased to $532,000 at December 31, 2004, compared to a $1.9 million at December 31, 2003, and $1.0 million at December 31, 2002. The decrease in non-performing loans from December 31, 2003, to December 31, 2004 is due to a decrease in non-performing residential loans. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

   Other real estate owned includes property acquired by the Bank through foreclosure. Other real estate is carried at the lower of the estimated fair value or the principal balance of the foreclosed loans. Non-performing other real estate was $868,000 at December 31, 2004, an increase from $474,000 at December 31, 2003, and an increase from $461,000 at December 31, 2002. All real estate owned was single-family residential real estate.

   Interest income that would have been recognized for the year ended December 31, 2004, December 31, 2003, and December 31, 2002, had non-accrual loans been current in accordance with their contractual terms amounted to $2,000, $90,000, and $32,000, respectively.

   The following tables set forth information regarding changes in the Corporation's allowance for loan losses for the most recent five years (dollars in thousands).

                                           Year Ended December 31,
                                        2004        2003        2002
                                      -------------------------------
Balance at beginning of period       $  7,711    $  6,872    $  6,304
Issaquah Bank balance at June 2004      1,394           -           -
  Charge Offs:
    Business                              310         295       1,028
    Commercial Real Estate                  -          95           -
    Single-Family Residence                34          59         249
    Consumer and other                     97         302         164
  Recoveries:                            (223)       (315)       (114)
                                      -------------------------------
  Net charge-offs (recoveries):           218         436       1,327
  Provision for loan losses               675       1,275       1,895
                                      -------------------------------
Balance at end of period                9,563       7,711       6,872
Average loans outstanding            $691,372    $565,453    $566,302
                                      ===============================
Ratio of net charge-offs during
  the period to average loans
  outstanding                             .03%        .08%        .23%
Ratio of allowance for loan losses
  to average loans outstanding           1.38        1.36        1.21


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

                                                   December 31,
                                 ---------------------------------------------
                                      2004            2003            2002
                                 Amount    %*    Amount    %*    Amount    %*
                                 -------------   -------------   -------------
Business                         $4,181  34.11%  $2,833  33.63%  $2,918  24.68%
Commercial Real Estate              583  20.87      787  13.79      274  10.95
Single-Family Residential           432  12.37      745  17.37      745  21.28
Multifamily                         616  10.79      245  14.35      366  16.35
Real Estate Construction          1,295  18.34      642  15.41    1,887  18.18
Consumer and Other                  513   3.52      444   5.45      252   8.56
Unallocated                       1,943      -    2,015      -      430      -
                                 ---------------------------------------------
Total allowance for loan losses  $9,563  100.0%  $7,711  100.0%  $6,872  100.0%

   * Percent of loans in each category to total loans.

   The provision for loan losses for the year ended December 31, 2004, totaled $675,000 compared to $1,275,000 for the year ended December 31, 2003, and $1,895,000 for the year ended December 31, 2002. The decrease in the provision for loan losses for the twelve month period ended December 31, 2004, was due to the decrease in actual adversely classified loans (which includes the substandard and doubtful categories) under the Bank's loan classification system. Adversely classified loans decreased to $9.3 million at December 31, 2004, from $12.0 million at December 31, 2003.

ASSET AND LIABILITY MANAGEMENT ACTIVITIES
-----------------------------------------

   A prime focus of the Bank's asset/liability management activity is interest rate risk management. The Bank uses a variety of tools to measure, monitor, and manage interest rate risk. The Board of Directors reviews the interest rate risk management activities of the Bank on a regular basis and has established policies and guidelines on the amount of risk deemed appropriate. The Bank's net interest income and the fair value of its capital are measured under different interest rate scenarios. The Board, through the Asset/Liability Management Policy, has established targets for maximum negative impact that changes in interest rates have on the Bank's net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate
shock scenarios.   Cascade uses a simulation model to measure rate risk and the impact on net interest income, the fair value of equity, and the fair value capital/asset ratio. In general the Bank seeks to manage its rate risk through its balance sheet. The Bank focuses on originating more interest rate sensitive assets, such as prime-based loans, while reducing its long-term, fixed rate assets through the sale of long-term residential mortgages in the secondary market. The vast majority of the loans that the Bank keeps in its portfolio have repricing periods of five years or less. The Bank often uses FHLB advances to fund its intermediate term assets. Cascade uses reverse repurchase agreements to provide inexpensive short term funding. These agreements are generally for three months or less and provide the Bank with liabilities that reprice relatively quickly, which helps match the repricing characteristics of our prime based loans.

   Using standard interest rate shock methodology (an instantaneous uniform change in interest rates at all maturities), the Bank is well within the guidelines established by the Board of Directors for the changes in fair value of equity and the adjusted capital/asset ratios. The Bank's fair value of equity decreases 11.6% in an up 200 bp shock scenario and decreases 11.5% in a down 200 bp shock, within the established guideline of a maximum 30% decline. The adjusted capital/asset ratio is 9.3% in the up 200 bp scenario and 8.9% in the down 200 bp scenario, both above the 5% minimum established guideline. The net interest income increases 3.0% in the up 200 basis point scenario, well within the guideline of a 10% decline. In the unlikely down 200 bp shock scenario, the Bank's net income decreases 11.9%, slightly in excess of the 10% decline guideline. Additional action will be implemented to counter this exposure in the event of declining short-term interest rates.

   Further, since the third quarter of 2003, the Bank has sought to limit exposure, particularly to rising rates. Limits have been established on the final maturity of investments and limits have been initiated on the price volatility of mortgage-backed securities (MBS) (including collateralized mortgage obligations (CMOs)). Additionally, the Bank extends the maturities of its liabilities by offering long-term deposit products to customers, and obtaining longer term FHLB advances. As of December 31, 2004, $196 million of the $228 million in advances had original maturities greater than one year and $151 million have remaining maturities greater than one year.

   The Bank uses interest rate swaps and has used caps and floors in the past to control the amount of its interest rate risk. During the third quarter of 2004, the Bank implemented two $25 million interest rate swaps to reduce its exposure to increasing interest rates. The first of these swaps is a 5 year pay-fixed instrument used as a cash flow hedge to offset increases in LIBOR in a $25 million FHLB advance. The second swap is a 10 year, pay-fixed instrument, originally accounted for as a fair value hedge to offset changes in value of $26 million of the Bank's available for sale investment portfolio. As of December 15, 2004, due to narrowing of swap spreads, the hedge lost its "highly effective designation" and is being marked to market through the Bank's income statement.

   Another major component of asset/liability management is liquidity management. The Board of Directors has also established liquidity parameters that seek to assure that the Bank will have sufficient liquidity to meet all its customer needs for funding and/or deposit withdrawals.

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


                                                Year Ended December 31,                     Year Ended December 31,
                                        ----------------------------------------    ----------------------------------------
                                             2004 Compared to Year Ended                  2003 Compared to Year Ended
                                                  December 31, 2003                            December 31, 2002
                                             Increase (Decrease) Due to                   Increase (Decrease) Due to
                                        ----------------------------------------    ----------------------------------------
                                                             Rate/                                        Rate/
                                          Rate     Volume    Volume        Net       Rate       Volume    Volume       Net
                                                                      (Dollars in thousands)
Interest-earning assets
-----------------------
  Single-family loans (1)              $  (873)    $  (406)   $  48     $(1,231)   $(1,396)    $(1,742)   $ 235     $(2,903)
  Multi-family loans (1)                  (733)        317      (37)       (453)      (491)     (1,115)      70      (1,536)
  Commercial real estate loans (1)        (521)      3,456     (340)      2,595       (508)        813      (82)        223
  Construction loans (1)                   393         632       55       1,080       (484)       (150)      14        (620)
  Consumer loans (1)                         -        (533)       -        (533)      (157)     (1,203)      46      (1,314)
  Business loans (1)                        48       4,958       21       5,027       (912)      3,251     (316)      2,023
                                        ----------------------------------------    ----------------------------------------
     Total loans                        (1,686)      8,424     (253)      6,485     (3,948)       (146)     (33)     (4,127)
  Securities available-for sale         (1,243)     (1,442)     195      (2,490)    (1,595)      2,237     (399)        243
  Securities held-to-maturity             (217)      1,301      (85)        999       (156)      2,426     (281)      1,989
  Daily interest-earning deposits           33         (58)     (17)        (42)       (83)       (173)      44        (212)
                                        ----------------------------------------    ----------------------------------------
Total net change in income on
  interest earning assets              $(3,113)    $ 8,225    $(160)    $ 4,952    $(5,782)    $ 4,344    $(669)    $(2,107)
                                        ========================================    ========================================
Interest-bearing liabilities
----------------------------
Interest-bearing deposits              $(1,258)    $ 1,616    $(172)    $   186    $(3,056)    $ 1,984    $(484)    $(1,556)
  FHLB advances                           (504)        838      (41)        293     (1,364)       (530)      60      (1,834)
  Other borrowings                        (205)       (125)      17        (313)      (334)         38       (7)       (303)
                                         --------------------------------------      --------------------------------------
Total net change in expenses on
  interest-bearing liabilities         $(1,967)    $ 2,329    $(196)    $   166    $(4,754)    $ 1,492    $(431)    $(3,693)
                                        ========================================    ========================================
Net increase in net interest income                                     $ 4,786                                     $ 1,586
                                                                         =======                                     =======

  (1) Does not include interest on loans 90 days or more past due.


                                                Year Ended December 31,
                                        -----------------------------------------
                                             2002 Compared to Year Ended
                                                    December 31, 2001
                                                       (unaudited)
                                             Increase (Decrease) Due to
                                         -----------------------------------------
                                                               Rate/
                                          Rate     Volume      Volume        Net
                                                  (Dollars in thousands)
Interest-earning assets
-----------------------
  Single-family loans (1)              $  (348)    $(2,571)    $   68     $(2,851)
  Multi-family loans                      (808)       (160)        15        (953)
  Commercial real estate loans            (211)        102         (4)       (113)
  Construction loans                    (1,347)      1,134       (273)       (486)
  Consumer loans (1)                      (654)       (421)        54      (1,021)
  Business loans (1)                    (1,360)      1,461       (209)       (108)
                                        ------------------------------------------
    Total loans                         (4,728)       (455)      (349)     (5,532)
  Securities available-for-sale           (464)      1,608        (94)      1,050
  Securities held-to-maturity               13         907         30         950
  Daily interest-earning deposits          (88)        359       (153)        118
                                        ------------------------------------------
Total net change in income on
  interest-earning assets              $(5,267)    $ 2,419    $  (566)    $(3,414)
                                        ==========================================
Interest-bearing liabilities
----------------------------
Interest-bearing deposits               (6,871)      2,887     (1,125)     (5,109)
  FHLB advances                           (395)     (1,598)        45      (1,948)
  Other borrowings                        (833)       (208)        63        (978)
                                        ------------------------------------------
Total net change in expenses on
  interest-bearing liabilities         $(8,099)    $ 1,081    $(1,017)    $(8,035)
                                        ==========================================
Net increase in net interest income                           $ 4,621
                                                               ======

  (1) Does not include interest on loans 90 days or more past due.


INVESTMENT PORTFOLIO
--------------------

   The Board of Directors sets the investment policy of the Bank. This policy dictates that investments will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Bank as well as the return on the investment. The Bank's policy does not permit the purchase of non-investment grade bonds. The policy permits the investment in various types of assets permissible under FDIC regulation including: United States Treasury obligations; securities of government sponsored enterprises, MBS including CMOs, state and municipal government bonds, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, investment grade corporate bonds, certain bankers' acceptances and Federal funds. Subject to various restrictions, the Bank may also invest part of its assets in commercial paper, corporate debt securities and mutual funds, if those assets conform to FDIC regulations.

   Investment securities decreased to $215.6 million at December 31, 2004, from $276.5 million at December 31, 2003, a 22% decrease. The investment portfolio declined to assist in the funding of our loan portfolio throughout the year. The decline in the portfolio was also the result in the lower spread on investments compared to funding costs as the Fed began raising short-term rates in June 2004. The investment portfolio represented 20% of total assets at December 31, 2004 compared to 31% at December 31, 2003. MBS (including CMOs) available for sale decreased from $70.5 million to $42.5 million as of December 31, 2004. Agency notes available for sale also decreased from $99.2 million to $69.8 million. Agency notes held to maturity decreased from $73.8 million to $65.8 million for the year ended December 31, 2004.

   The following tables set forth the Bank's securities available for sale at the dates indicated.



                            December 31, 2004            December 31, 2003            December 31, 2002
                         Estimated     Percent of     Estimated     Percent of     Estimated     Percent of
(Dollars in thousands)   Fair Value    Portfolio      Fair Value    Portfolio      Fair Value    Portfolio
-----------------------------------------------------------------------------------------------------------
MBS                       $ 42,522       34.22%        $ 70,523       37.17%        $ 90,073       56.33%
Agency notes                69,882       56.23           99,240       52.30           55,874       34.94
FHLB stock                  11,872        9.55           14,741        7.77           13,950        8.73
Corporate/other                  -           -            5,243        2.76                -           -
                           -----------------------------------------------------------------------------
Total                     $124,276                     $189,747                     $159,897
                           =============================================================================


   The following table sets forth the contractual maturities and weighted average yields of the Corporation's securities available for sale at December 31, 2004. Securities with no stated maturity dates are reported as due within one year.


                                Less Than One Year     One to Five Years     Five to Ten Years    Over Ten Years
                               -----------------------------------------------------------------------------------
                                Estimated              Estimated             Estimated            Estimated
                                  Fair                   Fair                  Fair                 Fair
(Dollars in thousands)            Value    Yield         Value    Yield        Value    Yield       Value    Yield
------------------------------------------------------------------------------------------------------------------
MBS                             $15,809     5.39%      $24,598     5.14%     $ 2,115     5.24%    $     -        -%
Agency notes                         86     1.00        11,006     4.13       43,108     4.64      15,682     5.12
FHLB stock                       11,872     2.00             -        -            -        -           -        -
Corporate/other                       -        -             -        -            -        -           -        -
                                 ------                 ------                ------               ------
Total                           $27,767                $35,604               $45,223              $15,682
                                 ======                 ======                ======               ======


   The following table sets forth amortized cost and estimated fair values for Cascade's securities held to maturity at the dates indicated.



                                  December 31, 2004               December 31, 2003               December 31, 2002
                            ----------------------------------------------------------------------------------------------
                            Amortized    Fair       % of    Amortized    Fair       % of    Amortized    Fair      % of
(Dollars in thousands)         Cost      Value   Portfolio     Cost      Value   Portfolio     Cost      Value   Portfolio
--------------------------------------------------------------------------------------------------------------------------
MBS                          $25,083    $24,584    27.45%    $12,587    $12,328    14.44%    $ 4,212    $ 4,378    8.77%
Agency notes                  65,791     64,506    72.03      73,822     72,709    85.20      44,866     45,261   90.61
Corporate/other                  465        465     0.52         310        307     0.36         310        310    0.62
                            ----------------------------------------------------------------------------------------------
Total                        $91,339    $89,555              $86,719    $85,344              $49,388    $49,949

                                     -15-

   The following table sets forth the contractual maturities and weighted average yields of the Corporation's securities held to maturity at December 31, 2004. Securities with no stated maturity dates are reported as due within one year.


                                Less Than One Year     One to Five Years     Five to Ten Years    Over Ten Years
                               -----------------------------------------------------------------------------------
                                Estimated              Estimated             Estimated            Estimated
                                  Fair                   Fair                  Fair                 Fair
(Dollars in thousands)            Value    Yield         Value    Yield        Value    Yield       Value    Yield
------------------------------------------------------------------------------------------------------------------
MBS                                   -        -       $20,901     4.62%     $ 3,683     4.60%    $     -        -%
Agency notes                          -        -        20,504     4.08       17,816     4.63      26,186     5.21
Corporate/other                       -        -             -        -            -        -         465        -
                                 ------                 ------                ------               ------
Total                                 -        -       $41,405               $21,499              $26,651
                                 ======                 ======                ======               ======

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

   Deposits increased to $721.9 million at December 31, 2004, from $564.3 million at December 31, 2003, an increase of 27.9% during this period. Deposits at December 31, 2002 were $509.9 million. The market for retail deposits remains fiercely competitive. Previously, the Bank paid rates at the higher end of the competitive range of financial institutions in its market area. In an attempt to lower the absolute and relative cost of funds, the Bank modified its deposit pricing strategy by pricing its deposits in the middle of that range.

   The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2004, 2003, and 2002 (dollars in thousands).


                                                       Average Deposits by Type
                                                       ------------------------
                                      December 31, 2004     December 31, 2003     December 31, 2002
                                        Amount    Rate        Amount    Rate        Amount    Rate
                                      -------------------------------------------------------------
Non-interest-bearing demand deposits   $ 59,050      -%      $ 38,243      -%      $ 29,122      -%
Interest-bearing demand deposits         29,562   0.09         21,854   0.48         22,641   1.04
Money market deposit                    145,626   1.37        113,263   1.32        107,363   2.14
Savings                                  14,895   0.32         11,828   0.46         11,324   1.15
Time certificates                       401,620   2.57        357,955   2.60        294,554   3.35
                                       ------------------------------------------------------------
                                       $650,753              $543,143              $465,004
                                       ============================================================


   The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity at December 31, 2004. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

         Maturity Period            Jumbo Certificates of Deposit
         --------------------------------------------------------
                                        (Dollars in thousands)
         Three months or less                  $ 55,624
         Over three through six months          110,590
         Over six through twelve months          76,809
         Over twelve months                      34,319
                                                -------
         Total                                 $277,342
                                                =======

   The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies. The Bank's deposits are obtained primarily from the areas in which its branches are located. The Bank relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. In the coming year, the Bank will focus on its deposit gathering activities, and management expects a significant portion of its deposit growth in 2005 will occur in its business deposit products. In the event the Bank were liquidated, certain depositors would be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders.

RETURN ON EQUITY AND ASSETS
---------------------------

   The section entitled "Selected Financial Data" of the Annual Report listed in Item 15 is incorporated herein by reference.

BORROWINGS
----------

   The Bank relies on advances from the Federal Home Loan Bank of Seattle (FHLB-Seattle) to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank's first mortgage residential loans, investment securities and other
eligible mortgages secured by real estate.   FHLB advances were $228.0 million
at December 31, 2004, compared to $200.0 million at December 31, 2003, a 14.0% increase. FHLB advances were $197.5 million at December 31, 2002.

   The Bank enters into repurchase agreements with its correspondent banks. Reverse repurchase agreements are accounted for as borrowings by the Bank and are secured by designated investments, primarily the notes of federal agencies and mortgage-backed securities guaranteed by those agencies. The proceeds of these transactions are used to meet the cash flow and interest rate risk management needs of the Bank. Repurchase agreements decreased to $20.9 million at December 31, 2004, from $39.9 million at December 31, 2003.

   Cascade Bank has established Fed funds borrowing lines with two of its correspondent banks. One line was used for three days during 2004. The usage was a test of our liquidity management processes.

   The following table sets forth certain information regarding borrowings by the Corporation at the end of, and during, the periods indicated.

                                                         At or for the
                                                           year ended
                                                           December 31,
                                                     2004      2003      2002
                                                    ---------------------------
                                                      (Dollars in thousands)
Weighted average rate on:
  Securities sold under agreements
   to repurchase                                       2.23%     1.17      1.49
  FHLB advances                                        4.86%     4.85      5.78

Maximum amount of borrowings outstanding
   at any month end:
  Securities sold under agreements
   to repurchase                                   $ 40,251    40,587    49,666
  FHLB advances                                    $237,500   211,750   226,500

Approximate average borrowings outstanding
   with respect to:
  Securities sold under agreements to repurchase   $ 31,085    35,334    34,415
  FHLB advances                                    $210,023   194,229   203,022

Approximate weighted average rate paid on:
  Other interest-bearing liabilities*                  2.79%     3.39      4.00
  FHLB advances                                        5.05%     5.31      5.98

* Including Trust Preferred Securities.

   Junior Subordinated Debentures Payable (Trust Preferred Securities). On March 1, 2000, $10 million of 11 percent Capital Securities due March 1, 2030 were issued by a wholly owned business Trust whose common equity is 100% owned by Cascade Financial Corporation. The Trust exists for the exclusive purposes of issuing and selling the capital securities, using the proceeds from the sale of the capital securities to acquire junior subordinated debentures issued by Cascade Financial Corporation, and engaging in only those other activities necessary, advisable, or incidental to the above. The Corporation used the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. At December 31, 2003, as a result of the adoption of FIN 46R, we deconsolidated the Trust and all periods in the consolidated financial statements have been restated to reflect this change. The $10.3 million of junior subordinated debentures issued by the Company to the Trust were reflected as junior subordinated debentures payable in the consolidated balance sheet at December 31, 2004. The Trust will redeem the trust preferred securities when we pay the junior subordinated debentures at maturity or upon any earlier redemption of the junior subordinated debentures.

   Prior to December 31, 2003, the Trust was consolidated and was included in liabilities in the consolidated balance sheet, as "Trust Preferred Securities. " The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

   On December 15, 2004, Cascade Financial Corporation issued $5 million of 5.82% capital securities due January 7, 2035. The proceeds from the issuance were invested in Cascade Bank, which will use the increased capital for general corporate purposes.

Subsidiary Activity
-------------------

   The Corporation has three subsidiaries: Cascade Bank, Cascade Capital Trust I and Capital Trust II. The activities of the Corporation are primarily conducted through the Bank. Accordingly, this Form 10-K principally discusses the Bank's operations.

   Cascade Capital Trust I was formed for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the proceeds to acquire junior subordinated debentures issued by the Corporation. The junior subordinated debentures total $10.2 million, have an interest rate of 11.00%, mature on March 1, 2030, and are the sole assets of Cascade Capital Trust I. The junior subordinated debentures are prepayable, in whole or in part, at the Corporation's option on or after March 1, 2010, at declining premiums to maturity. Proceeds totaling approximately $9.23 million from the issuance of the junior subordinated debentures were used to increase the capital level of the Bank.

   Cascade Capital Trust II incorporates the same structure for the same purposes as Capital Trust I. The junior subordinated debentures issued under Capital Trust II equals $5.2 million and has a rate of 5.82% for the first 5 years of the security, and floats at the 3 month LIBOR plus 190 basis points thereafter.

Personnel
---------

   At December 31, 2004, the Corporation had 200 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

                                  REGULATION
                                  ----------
Introduction/General
--------------------

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

   Stock Repurchases. Bank holding companies, except for certain "well securities if the gross consideration for the purchase or redemption is equal to or greater than 10% of consolidated net worth during the preceding twelve months. The FRB may disapprove any such purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice.

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

   Loans to One Borrower. Cascade Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20% of unimpaired capital and surplus. At December 31, 2004, the Bank had no borrowers with balances in excess of the loans-to-one-borrower limit.

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

   Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above. At December 31, 2004, the Bank had Tier 1 capital equal to $85.0 million or 8.04% of average total assets, which is $42.7 million above the minimum leverage requirement of 4% as in effect on that date.

   The FDIC also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The FDIC requires a minimum leverage ratio of 3 percent. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FDIC expects an additional cushion of at least 1% to 2%.

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

   On December 31, 2004, the Bank had total risk-based capital of approximately $94.6 million, including $85.0 million in Tier I capital and $9.6 million in qualifying supplementary capital (the allowance for loan losses), and risk-weighted assets of $854.8 million, or total capital of 11.06% of risk-weighted assets. This amount was $26.2 million above the 8% requirement in effect on that date.

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

   At December 31, 2004, Cascade was a "well capitalized" institution under the prompt corrective action regulations of the FDIC.

                                   TAXATION
                                   --------
Federal Taxation
----------------

   The Corporation reports its income on a fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Cascade's reserve for bad debts as discussed below. In 2001, the Corporation's fiscal year was changed to the calendar year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

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

Distributions
-------------

   To the extent that the Bank makes "non-dividend distributions" to the Corporation that are considered as made (i) from the reserve for losses as of June 30, 1988, or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in Cascade's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of Cascade's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for Cascade. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Cascade makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be included in gross income for federal income tax purposes.

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

Availability of Filings
-----------------------

   You may access, free of charge, copies of the following reports of the Corporation on the SEC's website at www.sec.gov, or the Bank's website at www.cascadebank.com:

      1)  Annual Reports on Form 10-K; and
      2)  Quarterly Reports on Form 10-Q.

   These documents are generally posted within 24 hours after the Corporation files these documents electronically with the Securities and Exchange Commission. The Corporation is also willing to provide electronic or paper copies of its filings (subject to actual copying costs) upon reasonable request.

Item 2.  Properties
-------------------

   The Corporation owns eight full service branch locations and leases ten full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at December 31, 2004, including leasehold improvements, furniture and fixtures, of $12.9 million. The Corporation leases approximately 5% of its main office, approximately 25% of its Marysville office, and 50% of its Issaquah West office to non-affiliated parties. See
Note 4 of the Notes to the Consolidated Financial Statements contained in the Annual Report which is listed in Item 15.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

   (a) Cascade Financial Corporation's common stock is traded on the NASDAQ Small Cap Market under the symbol CASB. The table below indicates the high/low trading range of Cascade stock over the last eight quarters:

              Quarter Ended       High      Low
              ----------------------------------
              March 31, 2003     $10.56     9.04
              June 30, 2003       13.20     9.16
              September 30, 2003  16.00    12.01
              December 31, 2003   20.99    14.92

              March 31, 2004     $20.63    16.52
              June 30, 2004       21.28    15.30
              September 30, 2004  17.98    15.25
              December 31, 2004   19.72    16.62

   (b) Cascade Financial Corporation has only one class of stock outstanding which is common stock. At December 31, 2004, there were 9,559,822 shares outstanding.

   (c) The Table below indicates the cash dividends paid on each share of its common stock:

           Quarter Ended     Record Date    Payment Date    Dividend Declared
           ------------------------------------------------------------------
           December 2003      01/07/04        01/22/04            $0.07
           March 2004         04/08/04        04/22/04             0.07
           June 2004          07/07/04        07/21/04             0.07
           September 2004     10/13/04        10/27/04             0.08



Issuer Purchases of Equity Securities
-------------------------------------

                                                                             Total Number         Maximum
                                                                               of Shares          Number of
                                       Total Number                          Purchased as      Shares that May
           Period                        of Shares       Average Price     Part of Publicly    yet be Purchased
Beginning           Ending              Purchased (1)    Paid per Share     Announced Plan      Under the Plan
---------------------------------------------------------------------------------------------------------------
June 1, 2004        June 30, 2004               -           $    -                   -              200,000
July 1, 2004        July 31, 2004           1,275           $17.81               1,275              198,725
August 1, 2004      August 31, 2004           424           $16.59                   -              198,725
September 1, 2004   September 30, 2004      5,000           $16.18               5,000              193,725
October 1, 2004     October 31, 2004            -           $    -                   -              193,725
November 1, 2004    November 30, 2004          55           $18.25                  55              193,670
December 1, 2004    December 31, 2004       2,000           $18.90               2,000              191,670
                                            ---------------------------------------------------------------
Total                                       8,754           $17.55               8,330              191,670
                                            ===============================================================



   1) During the periods presented there were 424 shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.

   2)  At its June 2004 meeting, the Board of Directors authorized a stock
       repurchase program of up to 200,000   shares of the Corporation's stock.
       This program will expire on May 31, 2005.

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

   KPMG's report on the consolidated financial statements of the Company for the years 2003 and 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits of the Company's consolidated financial statements as of and for the years ended December 31, 2003 and 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in its reports on the consolidated financial statements for such years. During the Company's years ended December 2003 and 2002, there were no "reportable events," as that term is defined in
Item 304(a)(1)(v) of Regulation S-K.


Item 9A.  Controls and Procedures
---------------------------------

   (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in section 13(a)14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management effective December 31, 2003. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

   (b) Changes in Internal Controls: In the year ended December 31, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

   As permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004, the Company will file Management's Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm by April 30, 2005 through an amendment to this annual report on Form 10-K.

Item 9B.  Other Information
---------------------------

None.

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

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name                       Age (a)      Position
----                       -------      --------
David M. Duce               45          Chairman, Cascade Financial Corporation
                                        Chairman, Cascade Bank

Carol K. Nelson (b)         48          President, Chief Executive Officer and
                                        Director of Cascade Bank and Cascade
                                        Financial Corporation

Robert M. Ittes             54          President, Issaquah Bank Division of
                                        Cascade Bank

Robert G. Disotell          50          Executive Vice President, Chief Credit
                                        Officer

Steven R. Erickson(b)       49          Executive Vice President, Real Estate
                                        Lending

Lars H. Johnson(b)          51          Executive Vice President, Chief
                                        Financial Officer

LeAnne  M. Frank            35          Executive Vice President, Chief
                                        Administrative Officer

Robert F. Wojcik            55          Executive Vice President,
                                        Business Banking

Debbie E. McLeod            39          Executive Vice President, Retail
                                        Banking


(a)  At December 31, 2004.
(b)  Officer of the Corporation and Bank.

   The principal occupation of each executive officer of the Corporation and Bank is set forth in the Proxy Statement or below. There are no family relationships among or between the executive officers listed above.

   ROBERT M. ITTES is President of the Issaquah Bank Division of the Bank. He joined Cascade Bank in 2004 as a result of the Bank's acquisition of Issaquah Bancshares, Inc. Mr. Ittes' responsibilities include managing the business lending activities in the Issaquah and North Bend market areas. His community activities include serving on the boards of the Issaquah Chamber of Commerce, Issaquah Schools Foundation/Communities In School Issaquah, and the Issaquah Historical Society. He is also involved in government relations activities, both with the Washington Bankers Association and the Eastside Business Alliance. Mr. Ittes is a resident of Sammamish, Washington.

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

   STEVEN R. ERICKSON is the Executive Vice President of Real Estate Lending for the Bank, responsible for managing commercial and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined

Cascade in 1978. He is a member of the Board for Big Brothers and Big Sisters of Snohomish County, Advisory Board Member for Snohomish County's Pre-Diversion Program, and Trustee of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

   LARS H. JOHNSON is the Executive Vice President, Chief Financial Officer of the Bank and Corporation and also serves as the corporate secretary. Mr. Johnson joined Cascade in April 2000. Mr. Johnson has 30 years of financial management experience, including 16 years with the Federal Home Loan Bank of Seattle. Mr. Johnson is a resident of Edmonds, Washington.

   LEANNE M. FRANK is the Executive Vice President and Chief Administrative Officer for the Bank. She has 18 years of consumer banking experience starting with Rainier Bank and most recently Bank of America, where she served as Vice President and Region Service Manager. She is a 2002 graduate of Leadership Snohomish County and has served as Vice President of the Everett Theatre Society Board. Ms. Frank is a resident of Everett, Washington.

   ROBERT F. WOJCIK is the Executive Vice President of Business Banking for the Bank, responsible for managing business relationships consisting of business loans, business deposits, lines of credit, owner occupied commercial real estate and other business services. Mr. Wojcik joined Cascade Bank in August 2004. He has 26 years of commercial banking experience, recently retiring from Bank of America after 25 years in commercial banking. Mr. Wojcik is a Trustee for the Snohomish County YMCA and has been involved in numerous other community organization as a board member, coach and volunteer.

   DEBBIE E. McLEOD is Executive Vice President of Retail Banking for the Bank. Ms. McLeod joined Cascade Bank in February 2001. She has over 15 years of commercial banking experience and was previously Vice President and Northern Region Sales Manager for Bank of America. Ms. McLeod is a past Board Chair for United Way of Skagit County and is a Director of United Way of Snohomish County. Ms. McLeod resides in Burlington, Washington.

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

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1)(2) Reports of Independent Registered Public Accounting Firms
           Consolidated Financial Statements
           (a) Consolidated Balance Sheets at December 31, 2004, and December 31, 2003.
           (b) Consolidated Statements of Operations for the year ended December 31, 2004, 2003 and 2002.
           (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the year ended December 31, 2004, 2003 and 2002.
           (d) Consolidated Statements of Cash Flows for the year ended December 31, 2004, 2003 and 2002.
           (e)  Notes to Consolidated Financial Statements

   All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

    (3)  Exhibits
         3.1  Certificate of Incorporation of Cascade Financial Corporation
              (Incorporated by reference to the  Corporation's Proxy statement on Form S-4 (File No. 33-83200)).
         3.2  Bylaws of Cascade Financial Corporation (Incorporated by
              reference to the Corporation's Registration Statement on Form S-4
             (File No.33-83200)).
        10.1  Cascade Financial Corporation 1994 Employee Stock Purchase Plan
              (Incorporated by reference to the Corporation's Registration
              Statement on Form S-4 (File No. 33-83200)).
        10.2  Cascade Financial Corporation 1992 Stock Option and Incentive
              Plan (Incorporated by reference to the Corporation's Form 10-KSB for the period ending June 30, 1995).
        10.3  Cascade Financial Corporation Employee Stock Ownership Plan
              (Incorporated by reference to the Corporation's Annual Report on
              Form 10-KSB for the period ending June 30, 1995).
        10.4  Cascade Financial Corporation 1997 Stock Option Plan
              (Incorporated by reference to Appendix E to the Prospectus included in the Corporation's Registration Statement on Form S-4
             (File No. 333-24203)).
        10.5  Employment Agreement entered into between the Bank and Carol K.
              Nelson dated November 27, 2001. (Incorporated by reference to
              Exhibit 10.5 of the Corporation's Form 10-K for the period ending
              December 31, 2001).
        10.6  Form of Change of Control Agreement entered into between the
              Bank and its executive officers. (Incorporated by reference to
              Exhibit 10.6 of the Corporation's Form 10-K for the period ending
              December 31, 2001).
        10.7  Cascade Financial Corporation 1997 Elective Equity Plan.
              (Incorporated by reference to Exhibit 10.7 of the Corporation's
              Form 10-K for the period ending December 31, 2001).
        10.8  Employment Agreement Extension with Carol K. Nelson dated
              January 27, 2004 (Incorporated by reference to Exhibit 10.6 of the Corporation's Form 10-Q for the period ending March 31,
              2004).
        10.9  Cascade Bank Deferred Compensation Plan, Election Form, and
              Election Form of Mr. Ittes. (Incorporated by reference to
              Exhibits 99.1, 99.2 & 99.3 of the Corporation's Form 8-K filed with the SEC on December 20, 2004).
        13    Cascade Financial Corporation December 31, 2004 Annual Report to
              Stockholders, including the Selected Financial Data and
              Management Discussion and Analysis.
        21    Subsidiaries
        23    Consent of Independent  Registered Public Accounting Firm - Moss
              Adams LLP
        23.1  Consent of Independent Registered Public Accounting Firm - KPMG
              LLP
        31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32    Certification of Annual Report on Form 10-K pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

   On December 21, 2004, the Corporation filed a Form 8-K reporting a $.08 quarterly cash dividend under item 2.02 of Form 8-K. The dividend was paid on January 27, 2005 to shareholders of record on January 13, 2005.

   On December 16, 2004, the Corporation filed a Form 8-K announcing that Cascade Bank, the banking subsidiary of Cascade Financial Corporation, adopted the Cascade Bank Deferred Compensation Plan, under Item 1.01 of Form 8-K.

   On October 20, 2004, the Corporation filed a Form 8-K reporting and attached press release announcing earnings information for the third quarter and nine months ended September 30, 2004, under Item 2.02 of Form 8-K.

   On October 1, 2004, the Corporation filed a Form 8-K reporting a $.08 quarterly cash dividend under item 8.1 of Form 8-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CASCADE FINANCIAL CORPORATION

Date:  March 11, 2005                             By:  /s/ Carol K Nelson
                                                       ------------------
                                                       Carol K. Nelson
                                                       President and Chief
                                                       Executive Officer


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Lars H. Johnson                         By:   /s/ D. R. Murphy
      -------------------                               ----------------
      Lars H. Johnson                                   D. R. Murphy
      Executive Vice President                          Director
      (Chief Financial Officer)                   Date: March 11, 2005
Date: March 11, 2005

By:   /s/ David W. Duce                          By:   /s/ Ronald E Thompson
      -----------------                                ---------------------
      David W. Duce                                    Ronald E. Thompson
      Chairman                                         Director
Date: March 11, 2005                             Date: March 11, 2005

By:   /s/ Janice Halladay                        By:   /s/ G. Brandt Westover
      -------------------                              ----------------------
      Janice Halladay                                  G. Brandt Westover
      Director                                         Director
Date: March 11, 2005                             Date: March 11, 2005

By:   /s/ Frank M. McCord                        By:   /s/ Craig Skotdal
      -------------------                              -----------------
      Frank M. McCord                                  Craig Skotdal
      Director                                         Director
Date: March 11, 2005                             Date: March 11, 2005

By:   /s/ David O'Connor                         By:   /s/ Dwayne Lane
      ------------------                               ---------------
      David O'Connor                                   Dwayne Lane
      Director                                         Director
Date: March 11, 2005                             Date: March 11, 2005

By:   /s/ Henry Robinett                         By:   /s/ Richard Anderson
      ------------------                               --------------------
      Henry Robinett                                   Richard Anderson
      Director                                         Director
Date: March 11, 2005                             Date: March 11, 2005