Form 10-K/A
period 2004-12-31
CASCADE FINANCIAL CORP
filed 2005-04-26
CIK 928911

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10-K/A
                                     Amendment No. 1

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

2. Portions of registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

                               EXPLANATORY NOTE
                               ----------------

In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Cascade Financial Corporation (the "Corporation"), its subsidiaries, Cascade Bank (the "Bank" or "Cascade") and Cascade Capital Trust I and Capital Trust II (the "Trust"), and the Bank's subsidiary, Cascade Investment Services, Inc., omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Report") both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Corporation is filing this Amendment No. 1 to Annual Report on Form 10-K (the "Amendment") to provide the information that was omitted from Item 9A of the Original Report. No other information is being amended by this Amendment and the Corporation has not updated disclosures in this Amendment to reflect any event subsequent to the Corporation's filing of the Original Report.


ITEM 9A. CONTROLS AND PROCEDURES (Amended)
------------------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by Cascade Financial Corporation's management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that the Corporation's disclosure controls and procedures were effective as of the end of the fiscal year covered by this annual report and included in the Corporation's periodic filings under the Exchange Act. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial
Reporting in the Most Recent Fiscal Quarter
-------------------------------------------

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fourth fiscal quarter of 2004 that has materially affected, or is reasonable likely to materially affect, the Corporation's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

Management of Cascade Financial Corporation (the "Corporation") is responsible for preparing the Corporation's annual financial statements. Management is also responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and regulatory reporting in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The Corporation's internal controls contain monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

It is also management's responsibility to ensure satisfactory compliance with all designated laws and regulations, and in particular, those laws and regulations concerning loans to insiders and dividend restrictions.

Management assessed the Corporation's internal control over financial reporting presented in conformity with both U.S. generally accepted accounting principles and call report instructions as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Corporation maintained effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and call report instructions. Management also believes that there was satisfactory compliance during 2004 with the designated laws and regulations.

Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004, has been audited by Moss Adams LLP, the Corporation's independent registered public accounting firm who audits the Corporation's consolidated financial statements. The attestation report of Moss Adams LLP expresses unqualified opinions on management's assessment and on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting
Firm on Internal Control Over Financial Reporting
--------------------------------------------------

To the Board of Directors and Shareholders of Cascade Financial Corporation and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that
Cascade Financial Corporation and Subsidiaries (Cascade Financial Corporation or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Cascade Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cascade Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cascade Financial Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2004 and our report dated February 28, 2005, expressed an unqualified opinion thereon.


/s/ Moss Adams LLP

Everett, Washington
April 14, 2005

                                   PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  (1)(2)  Reports of Independent Registered Public Accounting Firms
             Consolidated Financial Statements
             (a) Consolidated Balance Sheets at December 31, 2004, and December 31, 2003.
             (b) Consolidated Statements of Operations for the year ended December 31, 2004, 2003 and 2002.
             (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the year ended December 31, 2004, 2003 and 2002.
             (d) Consolidated Statements of Cash Flows for the year ended December 31, 2004, 2003 and 2002.
             (e)  Notes to Consolidated Financial Statements.

     All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

     (3)  Exhibits
          23. Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32 Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K
     N/A

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CASCADE FINANCIAL CORPORATION

Date:  April 25, 2005                             By:  /s/ Carol K Nelson
                                                       ------------------
                                                       Carol K. Nelson
                                                       President and Chief
                                                       Executive Officer


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
      (Chief Financial Officer)                   Date: April 25, 2005
Date: April 25, 2005

By:   /s/ David W. Duce                          By:   /s/ Ronald E Thompson
      -----------------                                ---------------------
      David W. Duce                                    Ronald E. Thompson
      Chairman                                         Director
Date: April 25, 2005                             Date: April 25, 2005

By:   /s/ Janice Halladay                        By:   /s/ G. Brandt Westover
      -------------------                              ----------------------
      Janice Halladay                                  G. Brandt Westover
      Director                                         Director
Date: April 25, 2005                             Date: April 25, 2005

By:   /s/ Frank M. McCord                        By:   /s/ Craig Skotdal
      -------------------                              -----------------
      Frank M. McCord                                  Craig Skotdal
      Director                                         Director
Date: April 25, 2005                             Date: April 25, 2005

By:   /s/ David O'Connor                         By:   /s/ Dwayne Lane
      ------------------                               ---------------
      David O'Connor                                   Dwayne Lane
      Director                                         Director
Date: April 25, 2005                             Date: April 25, 2005

By:   /s/ Henry Robinett                         By:   /s/ Richard Anderson
      ------------------                               --------------------
      Henry Robinett                                   Richard Anderson
      Director                                         Director
Date: April 25, 2005                             Date: April 25, 2005