Form 10-Q
period 2005-03-31
CASCADE FINANCIAL CORP
filed 2005-05-06
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                           ------------------------
                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005.

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
         (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X     No
                                                   -----      -----

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  Yes   X       No
                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of April 30, 2005
----------------------------              ----------------------------------
Common Stock ($.01 par value)                        9,569,315

                        CASCADE FINANCIAL CORPORATION

                                 FORM 10-Q
                    for the Quarter Ended March 31, 2005


                                   INDEX
                                   -----

PART I - Financial Information:

   Item 1 - Financial Statements:

          - Condensed Consolidated Balance Sheets                             3

          - Condensed Consolidated Statements of Operations                   4

          - Consolidated Statements of Comprehensive Income (Loss)            5

          - Condensed Consolidated Statements of Cash Flows                   6

          - Notes to Condensed Consolidated Financial Statements              8

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk       20

   Item 4 - Controls and Procedures                                          21


PART II - Other Information                                                  23

                       PART I -- FINANCIAL INFORMATION

               CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                                   March 31,       December 31,
ASSETS                                               2005              2004
------                                           -------------     ------------
                                                  (unaudited)

Cash on hand and in banks                         $   15,962        $   11,692
Interest-bearing deposits in other institutions           44             1,337
Securities available-for-sale                        135,401           124,276
Securities held-to-maturity                           95,311            91,339
Loans                                                842,470           804,029
Allowance for loan losses                             (9,681)           (9,563)
                                                   ---------------------------
Loans, net                                           832,789           794,466
Goodwill and intangibles, net                         26,248            26,292
Premises and equipment, net                           12,720            12,824
Cash surrender value of bank-owned life insurance     16,814            16,650
Deferred tax asset                                       588                 -
Accrued interest receivable and other assets           8,309            10,079
                                                   ---------------------------
    TOTAL ASSETS                                  $1,144,186        $1,088,955
                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
------------
Deposits                                          $  781,797        $  721,908
Federal Home Loan Bank advances                      221,000           228,000
Securities sold under agreements to repurchase        20,869            20,902
Junior subordinated debentures payable                15,302            15,454
Advance payments by borrowers for taxes
  and insurance                                          474               677
Dividends payable                                        765               765
Accrued interest payable, expenses and other
  Liabilities                                          7,183             4,959
Deferred federal income taxes                              -                40
                                                   ---------------------------
    TOTAL LIABILITIES                              1,047,390           992,705

Stockholders' Equity:
---------------------
Preferred stock, $.01 par value, Authorized
  500,000 shares; no shares issued or outstanding          -                 -
Common stock, $.01 par value, Authorized
  25,000,000 shares; issued and outstanding
  9,566,844 shares at March 31, 2005 and
  9,559,822 shares at December 31, 2004                   96                96
Additional paid-in capital                            37,581            37,326
Retained earnings, substantially restricted           61,464            59,975
Accumulated other comprehensive income (loss)         (2,345)           (1,147)
                                                   ---------------------------
    TOTAL STOCKHOLDERS' EQUITY                        96,796            96,250
                                                   ---------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,144,186        $1,088,955
                                                   ===========================

           See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                 (unaudited)

                                                            Three months ended
                                                                  March 31,
                                                            2005          2004
Interest income:                                           --------------------
  Loans                                                   $13,156       $ 9,335
  Securities held-to-maturity                               1,076         1,108
  Securities available-for-sale                             1,302         1,991
  FHLB stock dividends                                         49           147
  Interest-bearing deposits                                    17            28
                                                           --------------------
    Total interest income                                  15,600        12,609
Interest expense:
  Deposits                                                  3,544         2,373
  FHLB advances and repurchase agreements                   3,009         2,764
  Junior subordinated debentures                              273           170
    Total interest expense                                  6,826         5,307
                                                           --------------------
Net interest income                                         8,774         7,302
  Provision for loan losses                                   245           225
                                                           --------------------
Net interest income after provision for loan losses         8,529         7,077

Other income:
  Gain on sale of loans held-for-sale                          30            62
  Gain on sale of securities available-for-sale                12           269
  Net gain on sale of REO                                      33            76
  Checking service fees                                       776           440
  Other service fees                                          212           142
  BOLI                                                        188           134
  Other                                                       349            30
                                                           --------------------
    Total other income                                      1,600         1,153
Other expenses:
  Salaries and employee benefits                            3,159         2,632
  Occupancy                                                   807           609
  Marketing                                                    84            94
  Data processing                                             145            79
  Prepayment fees on FHLB advances                              -            26
  Other                                                     1,358         1,027
                                                           --------------------
    Total other expenses                                    5,553         4,467
    Income before provision for federal income taxes        4,576         3,763
  Provision for federal income taxes                        1,505         1,189
                                                           --------------------
    Net income                                            $ 3,071       $ 2,574
                                                           ====================
Net income per common share, basic                        $  0.32       $  0.31
Weighted average number of shares
  outstanding, basic                                    9,574,296     8,250,880
Net income per share, diluted                                0.31          0.30
Weighted average number of shares
  outstanding, diluted                                  9,874,799     8,619,193
Dividends declared per share                                 0.08          0.07

           See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (dollars in thousands)
                                  (unaudited)


                                                         Three months ended
                                                              March 31,
                                                          2005        2004
                                                         ------------------
Net Income                                              $ 3,071     $ 2,574
Increase in unrealized gain (loss) on
  securities available-for-sale, net of tax
  (benefit) expense of $(650) and $332 for the
  three months ended March 31, 2005 and 2004,
  respectively.                                          (1,206)        645

Less reclassification adjustment for gains included
  in net income, net of tax of $4 and $(92) for the
  three months ended March 31, 2005 and 2004,
  respectively.                                               8        (177)
                                                         ------------------
Comprehensive Income                                    $ 1,873     $ 3,042
                                                         ------------------

           See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                             2005        2004
Cash flows from operating activities:                      -------------------
  Net income                                              $  3,071    $  2,574
                                                           -------------------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization of premises and equipment      459         348
  Provision for losses on loans                                245         225
  Increase in cash surrender value of bank owned life
   Insurance                                                  (164)       (115)
  Amortization of retained servicing rights                      9          13
  Amortization of core deposit intangible                       35          --
  Deferred federal income taxes                                 --         160
  Deferred loan fees, net of amortization                      178         (56)
  Net gain on sales of securities available-for-sale            12        (269)
  Net gain on sales of real estate owned, investment
   property and other repossessed assets                        33         (76)
  Federal Home Loan Bank stock dividend received               (49)       (147)
  Net increase (decrease) in accrued interest receivable
   and other assets (under) over accrued interest
   payable, expenses and other liabilities                   3,866       1,183
                                                           -------------------
      Net cash provided by operating activities              7,695       3,840

Cash flows from investing activities:
  Loans originated, net of principal repayments            (38,735)    (29,341)
  Purchases of securities held-to-maturity                  (5,054)    (24,437)
  Proceeds from sales/calls of securities
   held-to-maturity                                             --      23,238
  Principal repayments on securities held-to-maturity        1,082         649
  Principal repayments on securities available-for-sale      5,510       5,266
  Purchases of securities available-for-sale               (20,000)    (57,049)
  Proceeds from sales of securities available-for-sale       1,519      73,261
  Purchases of premises and equipment                         (376)       (410)
  Proceeds from sales/retirements of premises
   and equipment                                                21          --
  Proceeds from loan participations sold                       (12)         (9)
                                                           -------------------
      Net cash used in investing activities                (56,045)     (8,832)

Subtotal, carried forward                                 $(48,350)   $ (4,992)
                                                           -------------------


           See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands, unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                             2005        2004
                                                           --------------------
Subtotal, brought forward                                 $(48,350)   $ (4,992)
                                                           -------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                       296         151
  Dividends paid                                              (766)       (577)
  Repurchase of common stock                                  (857)         --
  Net increase in deposits                                  59,890      19,675
  Net increase (decrease) in Federal Home Loan
   Bank advances                                            (7,000)    (10,000)
  Net increase (decrease) in securities sold under
   agreements to repurchase                                    (33)     (1,877)
  Net increase in advance payments by borrowers for
   taxes and insurance                                        (203)        633
                                                           -------------------
      Net cash provided by financing activities             51,327       8,005
                                                           -------------------
      Net increase (decrease) in cash and cash
        Equivalents                                          2,977       3,013

Cash and cash equivalents at beginning of period            13,029      14,071
                                                           -------------------
Cash and cash equivalents at end of period                $ 16,006    $ 17,084
                                                           ===================
Supplemental disclosures of cash flow information-
 cash paid during the period for:
  Interest                                                $  6,630    $  5,173
  Federal income taxes                                         100         150
                                                           -------------------
Supplemental schedule of noncash investing activities:
  Net mortgage loans transferred to real estate owned           --         915
  Mark-to-market on securities available-for-sale            1,895        (709)
  Tax benefit of non-qualified options exercised               201          25




           See notes to condensed consolidated financial statements

                CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2005
                                  (unaudited)

1.  Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the "Corporation"), its subsidiaries, Cascade Bank (the "Bank" or "Cascade") and Cascade Capital Trust I and Capital Trust II (the "Trust"), and the Bank's subsidiary, Cascade Investment Services, Inc. All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting.

    Certain information and footnote disclosures included in the Corporation's financial statements for the year ended December 31, 2004, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation's December 31, 2004 Annual Report on Form 10-K.

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

3.  Stockholders' Equity

    a)  Earnings Per Share

    The following table presents the computation of basic and diluted net income per share for the three-month period ended March 31:

                                                       Three Months Ended
                                                       2005          2004
                                                 ----------------------------
                                                 Dollars in thousands, except
                                                 share and per share amounts
Numerator:
Net income                                         $    3,071     $    2,574
                                                 ============================
Denominator:
Denominator for basic net income per share-
Weighted average shares                             9,574,296      8,250,880
Effect of dilutive securities:
Stock options                                         300,503        368,313
                                                 ----------------------------

                                                      Three Months Ended
                                                       2005        2004
                                                 ----------------------------
                                                 Dollars in thousands, except
                                                 share and per share amounts
Denominator for diluted net income per share-
Weighted average shares and assumed conversion
  of dilutive stock options                         9,874,799      8,619,193
                                                 ============================
Basic net income per share                         $     0.32     $     0.31
                                                 ============================
Diluted net income per share                       $     0.31     $     0.30
                                                 ============================

As of March 31, 2005, and 2004 there were anti-dilutive options to purchase 109,792 and 6,537 shares respectively, excluded from the above disclosure.

    b)  Cash Dividend Declared

    On March 23, 2005, the company announced its eleventh consecutive cash dividend payment. The dividend was $0.08 per share and was paid on April 20, 2005 to shareholders of record April 6, 2005.

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

    The Corporation applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had compensation cost on the fair value at the grant dates for the Corporation's stock option plan been determined to be consistent with the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," as amended, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               Three months ended March 31,
                                                       2005      2004
                                                -----------------------------
                                                    Dollars in thousands,
                                                  except per share amounts
    Net income
      As reported                                    $3,071    $2,574
      Less SFAS 123 compensation costs,
        net of tax                                       53        42
                                                     ----------------
      Pro forma                                      $3,018    $2,532
                                                     ================
    Net income per common share
      Basic
        As reported                                  $ 0.32    $ 0.31
        Pro forma                                      0.32      0.31
      Diluted
        As reported                                  $ 0.31    $ 0.30
        Pro forma                                      0.31      0.29

4.  Recently Issued Accounting Standards

    In December 2004 the FASB issued No. 123(R), Shared Based Payment, which is a revision of No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion 25, which the Corporation had used to report stock options granted to employees and directors. Statement 123(R) requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. The Corporation will adopt Statement 123(R) effective January 1, 2006.


     Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
     --------------------------------------------------------------------

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2004 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

This section contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of the current national and regional economic recession on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank's ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the company's market area; fluctuation in demand for the Bank's products and services; the Corporation's ability to attract and retain qualified people, and other factors. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed since the balance sheet, please see its Annual Report on Form 10-K for the year ended December 31, 2004.

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

Acquisition
-----------

    On June 3, 2004 the Company completed its acquisition of Issaquah Bancshares, Inc. ("Issaquah"). The acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the acquisition date. The merger enhances Cascade's commercial banking franchise by expanding Cascade's presence in East King County. Total Issaquah assets on June 3, 2004 were approximately $131 million and the total value of the transaction, both cash and stock, was approximately $34.3 million as measured under the provisions of FAS 141, which used the value of Cascade stock offered as of February 2004, the time when the acquisition was announced. Cascade issued approximately 1.3 million shares and paid cash of $9.5 million in connection with the merger. The Bank booked $26.3 million in intangible assets associated with the transaction including

$25.2 million in goodwill and a $1.1 million core deposit intangible that will be amortized under the straight-line method over an eight year period of time.

Selected Financial Data
-----------------------

    The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

                                                 At or for the three
                                                months ended March 31,
                                                    2005     2004
                                                ----------------------
Return on average assets                            1.10%    1.16%
Return on average stockholders' equity             12.82    15.79
Average stockholders' equity to average assets      8.60     7.38
Other expenses to average assets                    1.99     2.02
Efficiency ratio                                   53.53    52.83
Average interest-bearing assets to average
    interest-bearing liabilities                  111.79   111.02




                        CHANGES IN FINANCIAL CONDITION
                        ------------------------------

    Total assets increased 5.1% or $55.2 million to $1.1 billion at March 31, 2005, compared to $1.09 billion at December 31, 2004. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 4.8% or $38.3 million to $832.8 million at March 31, 2005, from $794.5 million at December 31, 2004.

    Investment securities increased $15.1 million to $230.7 million at March 31, 2005, compared to $215.6 million at December 31, 2004. The investments made during the quarter, as well as the existing investment portfolio, are concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) and collateralized mortgage obligations (CMOs) backed by pools of single family residential mortgages. All investment purchases during the quarter were rated AAA in terms of credit quality by Moody's and/or Standard & Poors.




                                                                March 31, 2005
                                  ---------------------------------------------------------------------------
                                               Gross        Gross        Gross        Gross
                                               Unreal-      Unreal-      Unreal-      Unreal-
                                   Amor-       ized         ized         ized         ized
                                   tized       Gains        Gains        Losses       Losses         Fair
                                   Cost        Less than    More than    Less than    More than      Value
                                               1 year       1 year       1 year       1 year
                                  ---------------------------------------------------------------------------
Securities available-for-sale
   MBS                            $ 41,220      $	  7         $  18        $  287      $1,047        $ 39,911
   Agency notes                     85,869         -             -         2,299           -          83,570
   FHLB Stock                       11,920         -             -             -           -          11,920
                                  ---------------------------------------------------------------------------
                                  $139,009      $  7         $  18        $2,586      $1,047        $135,401
                                  ===========================================================================

                                                                March 31, 2005
                                  --------------------------------------------------------------------------
                                               Gross        Gross        Gross        Gross
                                               Unreal-      Unreal-      Unreal-      Unreal-
                                   Amor-       ized         ized         ized         ized
                                   tized       Gains        Gains        Losses       Losses         Fair
                                   Cost        Less than    More than    Less than    More than      Value
                                               1 year       1 year       1 year       1 year
                                  --------------------------------------------------------------------------
Securities held-to-maturity
   MBS                            $ 29,047      $  -         $  23        $  528      $  382       $ 28,160
   Agency notes                     65,799         -             -           829       1,169         63,801
   Corporate/other                     465         -             -             -           -            465
                                  ---------------------------------------------------------------------------
                                  $ 95,311      $  -         $  23        $1,357      $1,551       $ 92,426
                                  ===========================================================================

                                                              DECEMBER 31, 2004
                                  --------------------------------------------------------------------------
                                               Gross        Gross        Gross        Gross
                                               Unreal-      Unreal-      Unreal-      Unreal-
                                   Amor-       ized         ized         ized         ized
                                   tized       Gains        Gains        Losses       Losses         Fair
                                   Cost        Less than    More than    Less than    More than      Value
                                               1 year       1 year       1 year       1 year
                                  --------------------------------------------------------------------------
Securities available-for-sale
   MBS                            $ 43,208      $  50        $  20        $  544      $  212       $ 42,522
   Agency notes                     70,910         18            -           652         394         69,882
   FHLB Stock                       11,872          -            -            -            -         11,872
                                  ---------------------------------------------------------------------------
                                  $125,990      $  68        $  20        $1,196      $  606       $124,276
                                  ===========================================================================

                                  --------------------------------------------------------------------------
                                               Gross        Gross        Gross        Gross
                                               Unreal-      Unreal-      Unreal-      Unreal-
                                   Amor-       ized         ized         ized         ized
                                   tized       Gains        Gains        Losses       Losses         Fair
                                   Cost        Less than    More than    Less than    More than      Value
                                               1 year       1 year       1 year       1 year
                                  --------------------------------------------------------------------------
Securities held-to-maturity
   MBS                            $ 25,083      $  -         $  30        $  345      $  184       $ 24,584
   Agency notes                     65,791        21             -           367         939         64,506
   Corporate/other                     465         -             -             -           -            465
                                  ---------------------------------------------------------------------------
                                  $ 91,339      $ 21         $  30        $  712      $1,123       $ 89,555
                                  ===========================================================================



    We currently hold twelve securities in our available-for-sale portfolio and seven securities in our held to maturity portfolio that have had an unrealized loss for more than one year. The losses are due to increases in interest rates and not related to credit deterioration. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time sufficient for a market price recovery. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

    At March 31, 2005, the Bank held FHLB of Seattle stock of $11.92 million. In December 2004, the FHLB of Seattle announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal House
Finance Board.   The FHLB of Seattle anticipates minimal to no dividends for its members over the next years, and there is a possibility the FHLB of Seattle may report a net loss for some financial reporting periods.

    As the Bank continued its focus on deposit generation, total deposits increased by $59.9 million from $721.9 million at December 31, 2004 to $781.8 million at March 31, 2005. Federal Home Loan Bank-Seattle (FHLB) advances decreased by $7.0 million from $228.0 million at December 31, 2004 to $221.0 million at March 31, 2005. Securities sold under agreements to repurchase were virtually unchanged at $20.9 million during the quarter.

    Stockholders' equity increased by $546,000 from $96.3 million at December 31, 2004 to $96.8 million at March 31, 2005. The increase is primarily attributable to the retention of most of the net income for the period less dividend payments. The Corporation's eleventh consecutive cash dividend, which was declared March 23, 2005, reduced stockholders' equity by $765,000. Accumulated other comprehensive loss increased by $1.2 million to a negative $2.3 million as of March 31, 2005, which effectively offset the dividend payment. The Corporation repurchased 41,762 shares of its stock at a cost of $813,340.

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

    As displayed in the following table, total loans increased by $38.6 million to $845.3 million as of March 31, 2005, compared to $806.7 million at December 31, 2004. In keeping with the Bank's evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans grew $37.3 million to $615.6 million as of March 31, 2005, compared to $578.3 million as of December 31, 2004.

    Residential lending balances declined while consumer lending balances grew. Residential loans decreased by $1.0 million to $105.0 million. Multi-family loans increased $2.3 million to $94.6 million. Home equity loans and other consumer loans were flat at $30.1 million.

    The following summary reflects the Bank's loan portfolio as of the dates indicated:

Types of Loans                   March 31,    % of      December 31,     % of
--------------                      2005    Portfolio       2004      Portfolio
                                 ----------------------------------------------
                                                 ($ in thousands)

Business                        $301,085      35.6%       $292,117       36.3%
Real estate construction (net)   125,275      14.8         107,431       13.3
Commercial real estate           189,218      22.4         178,704       22.2
Home equity and consumer          30,133       3.6          30,125        3.7
Residential real estate          105,009      12.4         105,975       13.1
Multifamily real estate           94,623      11.2          92,372       11.4
                                 --------------------------------------------
Total loans                      845,343     100.0%        806,724      100.0%
Deferred loan fees                (2,873)                   (2,695)
                                 --------------------------------------------
     Loans                      $842,470                  $804,029

(Loans held for sale are included in residential loans and at less than 1% of total loans are not considered material.)

Asset Quality

-------------

    Non-performing assets (non-performing loans and real estate owned) totaled $1.0 million and $1.4 million at March 31, 2005 and December 31, 2004, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $767,000 at March 31, 2005, compared to $532,000 at December 31, 2004. Of the $767,000, $488,000
were business loans, $262,000 were residential, and $17,000 were home equity and consumer loans. Real estate owned (REO) was $256,000 as of March 31, 2005 compared to $868,000 at December 31, 2004. The decrease in REO was due to the sale of two residential properties, which resulted in a gain of $33,000.

    At March 31, 2005 the Bank's loan loss allowance totaled $9.7 million compared to $9.6 million at December 31, 2004. The allowance for loan losses was 1.15% of total loans outstanding at March 31, 2005 (or 1.18% of total average loans for the quarter) compared to 1.19% at December 31, 2004 (or 1.20% of total average loans at December 31, 2004). The allowance for loan losses was 1,262% of non-performing loans at March 31, 2005. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management's evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management's projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and a slowdown in the economy of our market area. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

    During the quarter ended March 31, 2005, loan charge-offs equaled $180,000 while recoveries were $53,000 resulting in net charge-offs of $127,000.

    The following table provides summary information concerning asset quality as of and for the three months ended March 31, 2005 and December 31, 2004, respectively:

                                                   March 31,   December 31,
                                                     2005         2004
                                                   ------------------------
Non-performing loans to total assets                 0.07%        0.05%
Non-performing loans to total loans outstanding      0.09         0.07
Non-performing assets to total assets                0.09         0.13
Allowance for loan losses to non-performing loans   1,262        1,798
Allowance for loan losses to total average loans     1.18         1.20
Net charge-offs to total loans                       0.02         0.00


RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended March 31, 2005 and 2004

General

    Net income increased 19.3% to $3.1 million for the three months ended March 31, 2005 compared to $2.6 million for the comparable period in 2004. Diluted net income per share was $0.31 for the quarter ended March 31, 2005 and $0.30 per share for the quarter ended March 31, 2004, an increase of 3.3%. This increase is primarily attributable to the increase in net interest income of $1.5 million to $8.8 million for the quarter ended March 31, 2005. Other income increased by $447,000 to $1.6 million for the quarter ended March 31, 2005. Other expense increased $1.1 million to $5.6 million for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Net Interest Income

    Net interest income increased 20.2% or $1.5 million to $8.8 million for the three months ended March 31, 2005 compared to $7.3 million for the three months ended March 31, 2004. Average interest earning assets increased $194.1 million or 22.6% to $1.1 billion for the three months ended March 31, 2005 compared to the same period in 2004. Average total loans increased $241.8 million to $823.5 million and average investment securities decreased $38.1 million to $228.3 million for the three months ended March 31, 2005 compared to the same quarter of the prior year.

                                                   At or for the
                                                three months ended
                                                      March 31,
                                              (dollars in thousands)
                                                 2005         2004
                                             ------------------------
Average interest earning assets              $1,052,860     $858,792
Average interest bearing liabilities            941,853      773,515
Yield on interest earning assets                   5.97%        5.89%
Cost of interest bearing liabilities               2.94         2.76
Net interest spread                                3.03         3.13
Net interest margin                                3.34         3.40

    The net interest margin decreased 6 basis points to 3.34% for the three months ended March 31, 2005 compared to the same quarter the prior year. The yield on interest earning assets increased 8 basis points to 5.97% for the three months ended March 31, 2005, compared to 5.89% for the three months ended March 31, 2004. The cost of funds increased to 2.94% for the three months ended March 31, 2005 compared to 2.76% for the same period in 2004, an increase of 18 basis points.

    The yield on assets rose as prime based loans repriced upward as the Federal Reserve continued to raise the target Fed funds rate. The yield on assets was also enhanced as loans made a larger percentage of earning assets compared to investments. The yield on assets was hindered as was the net interest margin as the dividend on FHLB stock dropped from 5% to 1.6%.

    On the other hand, the cost of liabilities increased as the rates paid on deposits increased with the general level of interest rates. Deposits continued to reprice to higher rates throughout the quarter.

Provision for loan losses

    Cascade's provision for loan losses was $245,000 for the three months ended March 31, 2005. The provision was $225,000 for the same period in 2004. The provision is based on management's evaluation of known and inherent risks in the portfolio, as well as loss experience.

Other Income

    Other income increased $447,000 or 38.8% to $1.6 million for the three months ended March 31, 2005 as compared to $1.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, gain on the sale of investment securities decreased by $257,000 to $12,000. Checking fee income rose to $776,000 compared to $440,000 for the same period in the prior year. During 2004, the Bank added new checking fee services, made a concerted effort to expand the deposit customer base, and decrease the number of waived fees. Gain on sale of loans decreased $32,000 from $62,000 to $30,000. Other service fee income increased $70,000 to $212,000.

    Other income for the three months ended March 31, 2005, included $275,000 in gains on the termination of $50 million (notional principle) in interest rate swaps.

    While the Corporation is pursuing many avenues to augment its other (non-interest) income, it will continue to replace the gain on sale of securities and loans with net interest income in the near future.

Other Expense

    Other expense was $5.6 million for the three months ended March 31, 2005 compared with $4.5 million for the three months ended March 31, 2004. The increase in other expense was primarily the result of the operations of Issaquah acquired on June 3, 2004, and the operation of a new branch.

    Salary and employee benefit expenses increased $527,000 to $3.2 million during the three months ended March 31, 2005 compared to the same quarter last year. The increase in these expenses was primarily due to an increase in the number of employees, as the Bank added to its staff.

    The remaining other operating expense categories totaled $2.4 million for the three months ended March 31, 2005. For the same period in 2004, other operating expenses were $1.8 million.

    Federal income tax expenses increased $316,000 to $1.5 million, an increase of 26.6% during the three months ended March 31, 2005 compared to the same period last year. For the three months ended March 31, 2005, the Corporation's effective tax rate was 33%. Tax benefits related to bank owned life insurance and interest on tax exempt loans accounted for the difference from the "expected" Federal income tax rate of 35% during each of the periods.

Segment Results

    The following is a summary of selected operating segment information for the three month periods ended March 31, 2005 and 2004. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.




For the three months ended March 31, 2005
-----------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $3,807        $ 132         $1,633         $2,006      $  273        $   678       $8,529
Other income                          36           77              4              -         893            590        1,600
Other expense                        392          130            117            246         440          4,228        5,553
                                  -----------------------------------------------------------------------------------------
Contribution before overhead       3,451           79          1,520          1,760         726         (2,960)       4,576
Support transfer                   1,065          379            398          1,012         106         (2,960)           -
                                  -----------------------------------------------------------------------------------------
Income before provision for
  income tax                       2,386         (300)         1,122            748         620              -        4,576
Provision for income tax             785          (99)           369            246         204              -        1,505
                                  -----------------------------------------------------------------------------------------
Net Income                        $1,601        $(201)        $  753         $  502      $  416        $     -       $3,071
                                  =========================================================================================



For the three months ended March 31, 2004
-----------------------------------------
                                                                             Income                 Administration/
                                 Business    Residential    Construction    Property    Consumer       Treasury      Total
                                 --------    -----------    ------------    --------    --------    --------------   ------
                                                                    (dollars in thousands)
Condensed Income Statement
--------------------------
Net interest income after
  provision for loan losses       $2,464        $ 335         $  918         $1,820      $  372        $ 1,168       $7,077
Other income                           8           86              2              -         534            523        1,153
Other expense                        351          160             79             79         321          3,477        4,467
                                  -----------------------------------------------------------------------------------------
Contribution before overhead       2,121          261            841          1,741         585         (1,786)       3,763
Support transfer                     640          323            204            520         99          (1,786)           -
                                  -----------------------------------------------------------------------------------------
Income before provision for
  income tax                       1,481          (62)           637          1,221         486              -        3,763
Provision for income tax             468          (20)           201            386         154              -        1,189
                                  -----------------------------------------------------------------------------------------
Net income                        $1,013        $ (42)        $  436         $  835      $  332        $     -       $2,574
                                  =========================================================================================


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

Liquidity and Sources of Funds

    The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customer's needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; and deposit withdrawals. As of March 31, 2005, Cascade had $77.0 million of construction loans in process, $63.8 million in unused business lines of credit and $33.8 million in unused consumer lines of credit. Recent history indicates construction lines will be funded at 65% of commitments at any point in time. Historically, the Bank's business customers use 39% of their lines. About 44% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Company's condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2005 contributed $7.7 million to liquidity compared to $3.8 million for the three months ended March 31, 2004.

    Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances, and other borrowings, as well as the repayment of existing loans and sale of single family loans. Cascade maintains balances in FHLB deposits, which equaled $44,000 as of March 31, 2005 and $1.3 million at December 31, 2004. Liquidity is also provided by the Bank's unencumbered securities portfolio. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $68.3 million at the end of the quarter and $46.0 million as of December 31, 2004. An additional $56.0 million in commercial real estate loans provides and alternative source of incremental collateral.

    Subject to the availability of eligible collateral, the Bank's credit line with the FHLB-Seattle is 35% of total assets or up to approximately $400 million at current asset levels, subject to certain requirements. At March 31, 2005, the Bank had $221.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $179.0 million. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At March 31, 2005 the Bank had $20.9 million in reverse repurchase agreements outstanding. The Bank also has $23 million Fed funds lines with its correspondent banks, neither of which were used during the quarter.

Capital Resources

    The Corporation's usual main source of capital is the retention of its net income. The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade's stock which they have held for a minimum of six months to exercise options.

    At its June 2004 meeting, the Board of Directors authorized a stock repurchase program of up to 200,000 shares of the Corporation's stock. As of March 31, 2005, there were 48,330 shares repurchased under this program. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to attempt to offset the dilution created by the exercise of stock options and other stock grants; see
Part II - Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

    On December 15, 2004, Cascade Capital Trust II issued $5 million in par value junior subordinated debentures. Cascade Capital Trust II is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust.
All of the common securities of the Trust are owned by the Corporation. On March 1, 2000, Cascade Capital Trust I issued $10.0 million par value trust preferred securities. The structure of Cascade Capital Trust I is identical to Cascade Capital Trust II. In keeping with the recently adopted FIN 46R, the Corporation's balance sheet has replaced "trust preferred securities" with "junior subordinated debentures payable", although there have been no changes in terms of the underlying obligations. The Trust has been deconsolidated upon adoption of FIN 46R at December 31, 2003 and did not have a significant impact on the Corporation's financial condition or results of operations.

Capital Requirements

    Both the Corporation and Cascade Bank are subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank's regulatory capital requirements are expressed as a
percentage of assets.   As of March 31, 2005, for the purposes of this
calculation, the Bank's average total assets and total risk-weighted assets were $1,091.6 million and $893.8 million respectively. The related excess capital amounts as of March 31, 2005 are presented in the following table (dollars in thousands):

    Core capital                       Amount     Percentage
    ------------                       ------     ----------
    Tier 1 (Core) capital             $87,347        8.00%
    Less:  Minimum requirement         43,664        4.00
                                       ------       ------
    Excess                            $43,683        4.00%
                                       ======       ======

    Risk-based capital                 Amount     Percentage
    ------------------                 ------     ----------
    Risk-based capital                $97,028       10.86%
    Less: Minimum requirement(1)       71,507        8.00
                                       ------       ------
    Excess                            $25,521        2.86%
                                       ======       ======

    (1)  Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under FDIC guidelines, Cascade Bank is a "well capitalized" institution as of March 31, 2005, which requires a core capital to assets of at least 6% and a risk based capital to assets of at least 10%.

    The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. The Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.18% and a Risk Based ratio of 10.99%.


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

    The Bank uses a simulation model as its primary tool to measure its interest rate risk. A major focus of the Bank's asset/liability management process is to preserve and enhance net interest income in likely interest rate scenarios. Further, Cascade's Board of Directors has enacted policies that establish targets for maximum negative impact that changes in interest rates may have on the Bank's net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios.
Key assumptions are made to evaluate the change to Cascade's income and capital to changes in interest rates. These assumptions, while deemed reasonable by management, are inherently uncertain. As a result, the estimated effects of changes in interest rates from the simulation model could likely be different than actual experience.

    Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of March 31, 2005 the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and the adjusted capital/asset ratios. As of March 31, 2005, the Bank's fair value of equity decreases 22.5% in the up 200 basis point scenario and 1.1% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 7.9% in the up 200 basis point scenario, and 9.5% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income decreases 0.4% in the up 200 basis point scenario and 7.4% in the down 200 basis point scenario, within guideline of a 10% decline. The increase in measured exposure to rising interest rates as compared to the prior period is primarily a result of termination of off-balance sheet rate swaps, in which the Bank paid a fixed rate and received three month LIBOR, and the increase in intermediate borrowings to fund loan growth.

    The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all new 15 and 30 year fixed rate loans, it has begun selling its hybrid ARM residential loans as well.

    Since the third quarter of 2003, the Bank has sought to limit the extension risk of the investment portfolio in the event that interest rates rise. The maximum final maturity of callable investments eligible for purchase has been reduced from 15 years to 7 years. CMOs purchased must generally not have average life extensions of more than 6 years in an up 200 basis point interest rate shock scenario. The Asset/Liability Policy has been amended to include limits on the percentage of investments that mature in greater than 10 years and limits on CMOs that have too large of variability in average lives in a plus 200 basis point rate shock scenario.

    The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of March 31, 2005, $213 million ($25 million of which is a 3-month LIBOR adjustable) of the $221 million in advances had original maturities greater than one year, $8 million had original maturities of less than one year. Currently, $70 million have remaining maturities less than one year.
Of the total amount, $165 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. The FHLB would exercise this option if interest rates rise significantly, however in an up 200 basis point rate shock scenario, it is unlikely any of these advances would be converted within six months.


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


                         CHANGES IN INTERNAL CONTROLS
                         ----------------------------

    In the quarter ended March 31, 2005, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

                          PART II-OTHER INFORMATION
                          -------------------------

Item 1.  Legal Proceedings.
---------------------------

    The Corporation and the Bank are involved in litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------



Issuer Purchases of Equity Securities
                                                                      Total Number       Maximum
                                                                        of Shares       Number of
                                                                        Purchased      Shares that
                                             Total         Average     as Part of      May yet be
              Period                         Number         Price       Publicly        Purchased
---------------------------------------    of  Shares      Paid per     Announced       Under the
   Beginning           Ending             Purchased (1)     Share          Plan           Plan (2)
---------------------------------------   -------------   ---------   ------------   ------------
January 1, 2005      January 31, 2005            --        $   --             --         191,670
February 1, 2005     February 28, 2005        9,262        $19.46          7,500         184,170
March 1, 2005        March 31, 2005          32,500        $19.48         32,500         151,670
                                             ------        ------         ------         -------
        Total                                41,762        $19.47         40,000         151,670
                                             ======        ======         ======         =======



1) During the periods presented there were 1,762 shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.

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



Item 3.  Defaults upon Senior Securities.
-----------------------------------------
    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
    Not applicable

Item 5.  Other information.
---------------------------
    Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
(a)  Exhibits
    31.1 Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
    31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
    32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act

Reports on Form 8-K

    On January 26, 2005, the Corporation filed a Form 8-K reporting and attached press release announcing earnings information for the fourth quarter and year ended December 31, 2004, under Item 2.02 of Form 8-K.

Signatures
----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CASCADE FINANCIAL CORPORATION

    May 6, 2005                           /s/ Lars H. Johnson
                                          -----------------------------
                                          By: Lars H. Johnson,
                                              Executive Vice President
                                              (Chief Financial Officer)