Form 10-Q
period 2005-06-30
CASCADE FINANCIAL CORP
filed 2005-08-08
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM______________TO________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

(425) 339-5500
(Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     Yes ☑  No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☑  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2005
Common Stock ($.01 par value)	9,580,584

CASCADE FINANCIAL CORPORATION

FORM 10-Q
for the Quarter Ended June 30, 2005

INDEX
PART I — Financial Information:
		PAGE
Item 1	— Financial Statements:
	— Condensed Consolidated Balance Sheets	3
	— Condensed Consolidated Statements of Income	4
	— Consolidated Statements of Comprehensive Income (Loss)	5
	— Condensed Consolidated Statements of Cash Flows	6
	— Notes to Condensed Consolidated Financial Statements	8

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	10

Item 3	— Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	— Controls and Procedures	24

PART II — Other Information		26

PART I -- FINANCIAL INFORMATION

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)	(unaudited)
ASSETS
Cash on hand and in banks	$19,041	$11,692
Interest-bearing deposits in other institutions	1,523	1,337
Securities available-for-sale	131,715	124,276
Securities held-to-maturity	93,734	91,339
Loans	857,588	804,029
Allowance for loan losses	(9,891)	(9,563)
Loans, net	847,697	794,466
Goodwill and intangibles, net	26,204	26,292
Premises and equipment, net	12,907	12,824
Cash surrender value of bank-owned life insurance	16,979	16,650
Accrued interest receivable and other assets	9,019	10,079
TOTAL ASSETS	$1,158,819	$1,088,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	790,617	721,908
Federal Home Loan Bank advances	223,000	228,000
Securities sold under agreements to repurchase	21,046	20,902
Junior subordinated debentures payable	15,693	15,454
Advance payments by borrowers for taxes and insurance	1,015	677
Dividends payable	766	765
Accrued interest payable, expenses and other liabilities	5,217	4,959
Deferred federal income taxes	251	40
TOTAL LIABILITIES	1,057,605	992,705

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 9,580,034 shares at June 30, 2005
and 9,559,822 shares at December 31, 2004	96	96
Additional paid-in capital	37,898	37,326
Retained earnings, substantially restricted	63,942	59,975
Accumulated other comprehensive income (loss)	(722)	(1,147)
TOTAL STOCKHOLDERS’ EQUITY	101,214	96,250
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,158,819	$1,088,955

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Loans	$14,147	$10,146	$27,303	$19,481
Securities available-for-sale	1,391	1,749	2,693	3,740
Securities held-to-maturity	1,092	1,044	2,167	2,152
FHLB stock dividends	-	151	49	298
Interest-earning deposits	36	6	54	34
Total interest income	16,666	13,096	32,266	25,705
Interest expense:
Deposits	4,302	2,533	7,846	4,906
FHLB advances and repurchase agreements	2,918	2,547	5,927	5,312
Junior subordinated debentures	295	170	568	339
Total interest expense	7,515	5,250	14,341	10,557
Net interest income	9,151	7,846	17,925	15,148
Provision for loan losses	250	150	495	375
Net interest income after provision for loan losses	8,901	7,696	17,430	14,773
Other income:
Gain on sale of loans	434	82	464	144
Gain on sale of securities available-for-sale	-	112	13	381
Net gain on sale of REO	-	23	33	99
Checking service fees	767	503	1,543	944
Other service fees	207	167	420	307
BOLI	190	133	378	267
Other	69	168	416	198
Total other income	1,667	1,188	3,267	2,340
Other expenses:
Salaries and employee benefits	3,012	2,675	6,180	5,308
Occupancy	823	635	1,630	1,244
Marketing	268	148	353	242
Data processing	172	97	317	176
Prepayment fees on FHLB advances	73	-	73	26
Other	1,428	1,745	2,776	2,770
Total other expenses	5,776	5,300	11,329	9,766
Income before provision for federal income taxes	4,792	3,584	9,368	7,347
Provision for federal income taxes	1,577	1,300	3,082	2,489
Net income	$3,215	$2,284	$6,286	$4,858

Net income per common share, basic	$0.34	$0.27	$0.66	$0.58
Weighted average number of shares outstanding, basic	9,573,176	8,583,163	9,574,720	8,438,534

Net income per share, diluted	$0.33	$0.26	$0.64	$0.55
Weighted average number of shares outstanding, diluted	9,831,085	8,915,706	9,854,265	8,789,473

Dividends declared per share	0.08	0.07	0.16	0.14

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three months ended		Six months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income	$3,215	$2,284	$6,286	$4,858
Increase in unrealized gain (loss) on securities
available-for-sale, net of tax (benefit) expense
of $874 and $(1,453) for the three months
ended June 30, 2005 and 2004, respectively,
and $233 and $(1,120) for the six months
June 30, 2005 and 2004, respectively	1,623	(2,820)	399	(2,175)
Increase in unrealized gain (loss) on swaps
available-for-sale, net of tax (benefit) expense
of $0 and $344 for the three months
ended June 30, 2005 and 2004, respectively,
and $114 and $44 for the six months
June 30, 2005 and 2004, respectively	-	722	212	84
Less reclassification adjustment for gains on securities
included in net income, net of tax (benefit) of $0 and
$(38) for the three months ended June 30, 2005
and 2004, respectively, and $(4) and $(130)
for the six months ended June 30, 2005 and
2004, respectively.	-	(74)	(8)	(251)
Less reclassification adjustment for gains on swaps
included in net income, net of tax (benefit) of $(0)
and $(44) for the three months ended June 30, 2005
and 2004, respectively, and $(96) and $(44)
for the six months ended June 30, 2005 and
2004, respectively.	-	(84)	(179)	(84)

Comprehensive Income	$4,838	$28	$6,710	$2,432

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,286	$4,858
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of premises and equipment	922	723
Provision for losses on loans	495	375
Increase in cash surrender value of bank owned life insurance	(329)	(229)
Amortization of retained servicing rights	-	22
Amortization of core deposit intangible	88	-
Deferred federal income taxes	(17)	(374)
Deferred loan fees, net of amortization	411	171
Net gain on sales of securities available-for-sale	(13)	(381)
Net gain on sales of real estate owned, investment property and
other repossessed assets	(33)	(99)
Federal Home Loan Bank stock dividend received	(49)	(298)
Net increase (decrease) in accrued interest receivable and other
assets (under) over accrued interest payable, expenses and other liabilities	1,641	396
Net cash provided by operating activities	9,402	5,164

Cash flows from investing activities:
Loans originated, net of principal repayments	(52,871)	(146,332)
Cash (used for) acquisition	-	(25,928)
Purchase of securities held-to-maturity	(5,054)	(29,436)
Proceeds from sales/calls of securities held-to-maturity	-	23,238
Principal repayments on securities held-to-maturity	2,659	2,128
Principal repayments on securities available-for-sale	11,693	20,972
Purchases of securities available-for-sale	(20,000)	(97,166)
Proceeds from sales of securities available-for-sale	1,532	94,498
Purchases of premises and equipment	(1,031)	(4,862)
Proceeds from sales/retirements of premises and equipment	26	11
Proceeds from loan participations sold	(1,268)	(3,327)
Net cash used in investing activities	(64,314)	(166,204)

Subtotal, carried forward	$(54,912)	$(161,040)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months
	Ended June 30,
	2005	2004

Subtotal, brought forward	$(54,912)	$(161,040)

Cash flows from financing activities:
Proceeds from issuance of common stock	613	24,971
Dividends paid	(1,530)	(1,156)
Repurchase of common stock	(827)	-
Net increase in deposits	68,709	130,984
Net (decrease) increase in Federal Home Loan Bank advances	(5,000)	11,500
Net increase (decrease) in securities sold under agreements to repurchase	144	(2,639)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	338	(334)
Net cash provided by financing activities	62,447	163,326
Net increase (decrease) in cash and cash equivalents	7,535	2,286

Cash and cash equivalents at beginning of period	13,029	14,071
Cash and cash equivalents at end of period	$20,564	$16,357

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$17,302	$10,691
Federal income taxes	3,245	2,450

Supplemental schedule of noncash investing activities:
Net mortgage loans transferred to real estate owned	-	915
Mark to market on securities available-for-sale	1,111	3,674
Dividends declared	1,532	1,246

See notes to condensed consolidated financial statements.

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

1.  Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), its subsidiary, Cascade Bank (the “Bank” or “Cascade”), and the Bank’s subsidiary, Cascade Investment Services, Inc. All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2004, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation’s December 31, 2004 Annual Report on Form 10-K.

2.  Commitments and Contingencies

In the normal course of business there are various commitments to fund loans. Management does not anticipate any material loss as a result of these commitments.

 Periodically there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporation’s and the Bank’s business. In the opinion of management no material loss is expected from any of such pending lawsuits.

3.  Stockholders’ Equity

 a)  Earnings Per Share

The following table presents the computation of basic and diluted net income per share for the three and six-month period ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except share and per share amounts)
Numerator:
Net income	$3,215	$2,284	$6,286	$4,858

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Denominator:
Denominator for basic net income per share-
Weighted average shares	9,573,176	8,583,163	9,574,720	8,438,534
Effect of dilutive securities:
Stock options	257,909	332,543	279,545	350,939
Denominator for diluted net income per share-
Weighted average shares and assumed
conversion of dilutive stock options	9,831,085	8,915,706	9,854,265	8,789,473

Basic net income per share	$0.34	$0.27	$0.66	$0.58
Diluted net income per share	$0.33	$0.26	$0.64	$0.55

For the quarter ended June 30, 2005, and 2004 there were anti-dilutive options to purchase shares of 135,635 and 81,630 respectively, excluded from the above calculation. For the six month period ended June 30, 2005 and 2004, there were anti-dilutive options to purchase shares of 106,228 and 45,512 respectively, excluded from the above calculation.

b)  Cash Dividend Declared

 On June 22, 2005, the company announced its twelfth consecutive cash dividend payment. The dividend was $0.08 per share and was paid on July 20, 2005 to shareholders of record as of July 6, 2005.

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

The Corporation applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had compensation cost on the fair value at the grant dates for the Corporation's stock option plan been determined to be consistent with the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," as amended, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income
As reported	$3,215	$2,284	$6,286	$4,858
Less FAS 123 compensation costs	30	61	84	105
Pro forma	$3,185	$2,223	$6,202	$4,753

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income per common share
Basic
As reported	$0.34	$0.27	$0.66	$0.58
Pro forma	0.33	0.26	0.65	0.56
Diluted
As reported	$0.33	$0.26	$0.64	$0.55
Pro forma	0.32	0.25	0.63	0.54

4.  Recently Issued Accounting Standards

In December 2004 the FASB issued No. 123(R), Share Based Payment, which is a revision of No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion 25, which the Corporation had used to report stock options granted to employees and directors. Statement 123(R) requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. The Corporation will adopt Statement 123(R) effective January 1, 2006.

Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and accompanying notes, and the December 31, 2004 audited consolidated financial statements and accompanying notes included in our recent Annual Report on Form 10-K.

This section contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of the national and regional economic trends on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank’s ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the company’s market area; fluctuation in demand for the Bank’s products and services; the Corporation’s ability to attract and retain qualified people, and other factors. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed since the audited statements, please see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cascade Financial Corporation is a bank holding company incorporated in the state of Washington. The Corporation’s sole operating subsidiary is Cascade Bank, a Washington state chartered commercial bank. The Corporation and the Bank are headquartered in Everett,

Washington. The Bank offers loan, deposit and other financial services through its seventeen branches located in Snohomish and King Counties (Washington) and two additional branches in King County through its Issaquah Bank Division.

Acquisition

On June 3, 2004 the Company completed its acquisition of Issaquah Bancshares, Inc. (“Issaquah”). The acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the acquisition date. The merger enhances Cascade’s commercial banking franchise by expanding Cascade’s presence in East King County. Total Issaquah assets on June 3, 2004 were approximately $131 million and the total value of the transaction, both cash and stock, was approximately $34.3 million as measured under the provisions of FAS 141, which used the value of Cascade stock offered as of February 2004, the time when the acquisition was announced. Cascade issued approximately 1.3 million shares and paid cash of $9.5 million in connection with the acquisition. The Bank booked $26.3 million in intangible assets associated with the transaction including $25.2 million in goodwill and a $1.1 million core deposit intangible (CDI). The CDI will be amortized under the straight-line method over an eight year period of time.

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the three months ended June 30,		At or for the Six months ended June 30,
	2005	2004	2005	2004
Return on average assets	1.12	0.97%	1.11	1.06%
Return on average stockholders’ equity	13.27	12.26	13.04	13.90
Average stockholders’ equity to average assets	8.45	7.91	8.52	7.65
Other expenses to average assets	2.01	2.25	2.00	2.14
Efficiency ratio	53.39	58.67	53.50	55.84
Average interest-bearing assets to
average interest-bearing liabilities	111.71	111.59	111.75	111.31

CHANGES IN FINANCIAL CONDITION

Total assets increased 6.4% or $70.0 million to $1.16 billion at June 30, 2005, compared to $1.09 billion at December 31, 2004. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 6.7% or $53.2 million to $847.7 million at June 30, 2005, from $794.5 million at December 31, 2004.

Investment securities increased $9.8 million to $225.4 million at June 30, 2005, compared to $215.6 million at December 31, 2004. The investment portfolio is concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) as well as mortgage backed pass-through securities, and collateralized mortgage obligations (CMOs) backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the six months ended June 30, 2005, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors.

(Dollars in thousands)	JUNE 30, 2005
	AMORTIZED COST	GROSS UNREALIZED GAINS LESS THAN 1 YEAR	GROSS UNREALIZED GAINS MORE THAN 1 YEAR	GROSS UNREALIZED LOSSES LESS THAN 1 YEAR	GROSS UNREALIZED LOSSES MORE THAN 1 YEAR	FAIR VALUE
Securities available-for-sale
MBS	$35,047	$29	$24	$99	$277	$34,724
Agency notes	85,859	44	-	773	59	85,071
FHLB Stock	11,920	-	-	-	-	11,920
	$132,826	$73	$24	$872	$336	$131,715

	AMORTIZED COST	GROSS UNREALIZED GAINS LESS THAN 1 YEAR	GROSS UNREALIZED GAINS MORE THAN 1 YEAR	GROSS UNREALIZED LOSSES LESS THAN 1 YEAR	GROSS UNREALIZED LOSSES MORE THAN 1 YEAR	FAIR VALUE
Securities held-to-maturity
MBS	$27,461	$3	$18	$84	$200	$27,198
Agency notes	65,808	9	-	58	521	65,238
Corporate/other	465	-	-	-	-	465
	$93,734	$12	$18	$165	$698	$92,901

(Dollars in thousands)	DECEMBER 31, 2004
	AMORTIZED COST	GROSS UNREALIZED GAINS LESS THAN 1 YEAR	GROSS UNREALIZED GAINS MORE THAN 1 YEAR	GROSS UNREALIZED LOSSES LESS THAN 1 YEAR	GROSS UNREALIZED LOSSES MORE THAN 1 YEAR	FAIR VALUE
Securities available-for-sale
MBS	$43,208	$50	$20	$544	$212	$42,522
Agency notes	70,910	18	—	652	394	69,882
FHLB Stock	11,872	—	—	—	—	11,872
	$125,990	$68	$20	$1,196	$606	$124,276

	AMORTIZED COST	GROSS UNREALIZED GAINS LESS THAN 1 YEAR	GROSS UNREALIZED GAINS MORE THAN 1 YEAR	GROSS UNREALIZED LOSSES LESS THAN 1 YEAR	GROSS UNREALIZED LOSSES MORE THAN 1 YEAR	FAIR VALUE
Securities held-to-maturity
MBS	$25,083	$—	$30	$345	$184	$24,584
Agency notes	65,791	21	—	367	939	64,506
Corporate/other	465	—	—	—	—	465
	$91,339	$21	$30	$712	$1,123	$89,555

We currently hold seven securities in our available-for-sale portfolio and twelve securities in our held to maturity portfolio that have had an unrealized loss for more than one year. The losses are due to increases in interest rates and not related to credit deterioration. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time sufficient for a market price recovery. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

At June 30, 2005, the Bank held Federal Home Loan Bank (FHLB) of Seattle stock of $11.9 million. In December 2004, the FHLB of Seattle abandoned its practice of repurchasing stock that was not needed to support outstanding advances and announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board. In May, 2005, the Finance Board accepted the Seattle bank’s three year plan. To meet the Finance Board’s conditions under the three year plan, the Seattle bank’s board adopted a resolution that suspends dividends on all classes of stock going forward. The Seattle bank anticipates a trend of net losses for 2005 and 2006, with the potential for net income in 2007. Since December 2004, the Seattle bank board has suspended all Class B(1) stock repurchases and allowed limited Class B(2) stock repurchases.
Loan Portfolio

Virtually all the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area for a wide range of purposes. Included in the business loan total are loans secured by real estate where the borrower is the primary tenant. Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The vast majority of these projects focus on entry level homes and/or first trade-up homes. Commercial real estate loans fund small, non-owner occupied buildings. Home equity and consumer loans are primarily second mortgages on the borrower’s primary residence. These loans comprise 74% of the home equity and consumer portfolio. The balance of this category is non-residential, e.g. automobiles, credit cards, or boats.

Residential loans, held in the Bank’s portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells the vast majority of those loans into the secondary market on a servicing released basis. Multi-family loans are usually adjustable rate loans secured by mortgages on properties with five or more units.

As displayed in the following table, total loans increased by $54.0 million to $860.7 million as of June 30, 2005, compared to $806.7 million at December 31, 2004. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans grew $74.4 million to $652.7 million as of June 30, 2005, compared to $578.3 million as of December 31, 2004.

Residential lending balances declined while consumer lending balances grew. Residential loans decreased by $1.2 million to $104.7 million. Multifamily loans decreased $21.5 million to $70.9 million primarily due to the sale of $21 million of these loans. Cascade sold the multifamily loans to diversify risk by lowering our concentration of commercial real estate loans. Selling these adjustable rate mortgages with an average duration of 2.5 years helped to reduce our exposure to higher short-term rates as we have replaced them with prime-based loans. While investor demand for such loans remains strong, we will continue to evaluate potential loan sales to help maintain a balanced portfolio. Home equity loans and other consumer loans increased $2.3 million to $32.4 million.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

Types of Loans	June 30,	% of	December 31,	% of
($ in thousands)	2005	Portfolio	2004	Portfolio

Business	$341,352	39.7%	$292,117	36.3%
Real estate construction (net)	137,946	16.0	107,431	13.3
Commercial real estate	173,362	20.1	178,704	22.2
Home equity and consumer	32,422	3.8	30,125	3.7
Residential real estate	104,748	12.2	105,975	13.1
Multifamily real estate	70,865	8.2	92,372	11.4
Total loans	860,695	100.0%	806,724	100.0%
Deferred loan fees	(3,107)		(2,695)
Loans	$857,588		$804,029

(Loans held for sale would be included in residential loans but there were no loans held for sale at June 30, 2005.)

Deposits and Shareholder Equity

Checking account deposits increased as the Bank continued to focus its branch activities on deposit generation in general and checking/transaction accounts in particular. In June 2005, the Bank launched its High Performance Checking campaign to accelerate deposit growth. Total deposits increased by $68.7 million from $721.9 million at December 31, 2004 to $790.6 million at June 30, 2005.

The following table reflects the Bank’s deposit mix as of the dates indicated:

	June 30,	December 31,
	2005	2004
Checking accounts	$134,074	$112,564
Savings & MMD	191,022	172,584
CD's	465,521	436,760
	$790,617	$721,908

FHLB of Seattle advances decreased by $5.0 million from $228.0 million at December 31, 2004 to $223.0 million at June 30, 2005. Securities sold under agreements to repurchase increased $144,000 to $21.0 million during the quarter.

Stockholders’ equity increased by $4.9 million from $96.3 million at December 31, 2004 to $101.2 million at June 30, 2005. The increase is primarily attributable to the retention of most of the net income for the period less dividend payments. The Corporation’s twelfth consecutive cash dividend, which was declared June 22, 2005, reduced stockholders’ equity by $766,000. Accumulated other comprehensive loss decreased by $425,000 to a negative $722,000 as of June 30, 2005. As indicated under Part II - Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, the Corporation repurchased 404 shares of its stock at a cost of $6,614 during the quarter ended June 30, 2005.

Asset Quality

Non-performing assets (non-performing loans and real estate owned) totaled $1.7 million and $1.4 million at June 30, 2005 and December 31, 2004, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $1.3 million at June 30, 2005, compared to $532,000 at December 31, 2004. Of the $1.3 million, $1.0 million were business and construction loans, $240,000 were residential, and $100,000 were home equity and consumer loans. Most of the increase relates to the addition of four loans to the non-performing list. Real estate owned (REO) was $331,000 as of June 30, 2005 compared to $868,000 at December 31, 2004. The $537,000 decrease in REO was primarily due to the sale of two residential properties, which resulted in a gain of $33,000.

At June 30, 2005 the Bank’s loan loss allowance totaled $9.9 million compared to $9.6 million at December 31, 2004. The allowance for loan losses was 1.15% of total loans outstanding at June 30, 2005 (or 1.16% of total average loans for the quarter) compared to 1.19% at December 31, 2004 (or 1.20% of total average loans at December 31, 2004). The allowance for loan losses was 737% of non-performing loans at June 30, 2005. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management’s projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and a slowdown in the economy of our market area. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

During the quarter ended June 30, 2005, loan charge-offs equaled $77,000 while recoveries were $37,000 resulting in net charge-offs of $40,000. Of those charge-offs, approximately one-half represent losses sustained on checking accounts, which prior to 2005 were charged to checking fees instead of the loan loss reserve.

The following table provides summary information concerning asset quality as of and for the three months ended June 30, 2005 and December 31, 2004 respectively:

	June 30,	December 31,
	2005	2004
Non-performing loans to total assets	0.12%	0.05%
Non-performing loans to total loans outstanding	0.16	0.07
Non-performing assets to total assets	0.14	0.13
Allowance for loan losses to non-performing loans	737	1,798
Allowance for loan losses to total loans	1.15	1.19
Net charge-offs to total loans	0.00	0.00

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

General

Net income increased 41% to $3.2 million for the three months ended June 30, 2005 compared to $2.3 million during the comparable period in 2004. Diluted net income per share was $0.33 for the quarter ended June 30, 2005 and $0.26 per share for the quarter ended June 30, 2004, an increase of 28%. Net interest income before provision for loan losses increased $1.3 million to $9.2 million for the quarter ended June 30, 2005. Other income increased by $500,000 to $1.7 million for the quarter ended June 30, 2005. Other expense increased $500,000 to $5.8 million for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The Bank paid $73,000 in prepayment fees on Federal Home Loan Bank (FHLB) advances during the quarter ended June 30, 2005 and no prepayment fees for the quarter ended June 30, 2004.

Net income for the six months ended June 30, 2005 was $6.3 million compared with $4.9 million during the comparable period in 2004. Net income per diluted share was $0.64 for the six months ended June 30, 2005, compared with $0.55 in 2004. The $2.8 million increase in net interest income more than offset the $1.6 million increase in other expense. Operating results for 2004 had one month of income and expense from Issaquah Bancshares.

Net Interest Income

Net interest income increased 17% or $1.4 million to $9.2 million for the three months ended June 30, 2005 compared to $7.8 million for the three months ended June 30, 2004. Net interest income for the six months ended June 30, 2005 and 2004 was $17.9 million and $15.1 million respectively. Average interest earning assets increased $173 million or 19.1% to $1.08 billion for the three months ended June 30, 2005 and $184 million or 20.8% to $1.07 billion for the six months ended June 30, 2005 compared to the same periods in 2004. Average total loans (including loans held for sale) increased $212 million to $852 million and average investment securities decreased $40 million to $227 million for the three months ended June 30, 2005 compared to the same quarter of the prior year.

	At or for the		At or for the
	three months ended		six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Average interest earning assets	$1,081,868	$908,388	$1,067,364	$883,590
Average interest bearing liabilities	968,469	814,036	955,161	793,775
Yield on interest earning assets	6.17%	5.78%	6.07%	5.83%
Cost of interest bearing liabilities	3.11	2.59	3.03	2.67
Net interest spread	3.06	3.19	3.04	3.16
Net interest margin	3.38	3.46	3.36	3.43

The net interest margin decreased 8 basis points to 3.38% for the three months ended June 30, 2005 compared to the same quarter the prior year. The yield on interest earning assets increased 39 basis points to 6.17% for the three months ended June 30, 2005, compared to 5.78% for the three months ended June 30, 2004. The cost of funds increased 52 basis points to 3.11% for the three months ended June 30, 2005 compared to 2.59% for the same period in 2004. For the six months ended June 30, 2005, the net interest margin decreased 7 basis points from 3.43% to 3.36%.

The yield on assets increased as the rates rose and loans increased as a percentage of earning assets. Funding costs also rose as the cost of liabilities increased and the rates paid on deposits rose with the general level of interest rates. Deposits continued to reprice to higher rates throughout the quarter.

Provision for Loan Losses

Cascade’s provision for loan losses was $250,000 for the three months and $495,000 for the six months ended June 30, 2005. The provision was $150,000 and $375,000 for the same periods in 2004, respectively. The provision is based on the size and composition of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience.

Other Income

Other income increased $500,000 or 40% to $1.7 million for the three months ended June 30, 2005 as compared to $1.2 million for the three months ended June 30, 2004. Other income was $3.3 million and $2.3 million for the six months ended June 30, 2005 and June 30, 2004 respectively. For the three months ended June 30, 2005, there was no gain on the sale of investment securities compared to $112,000 for the same quarter in 2004. Checking fee income rose to $767,000 compared to $503,000 for the same period in the prior year. Gain on sale of loans increased $352,000 from $82,000 to $434,000 for the three months ended June 30, 2005, primarily due to the sale of multifamily loans. Other service fee income increased $40,000 to $207,000 for the quarter.

While the Corporation is pursuing many avenues to augment its other (non-interest) income, it will continue to focus on replacing the gain on sale of securities and loans with higher service fees and net interest income in the near future.

Other Expense

Other expense was $5.8 million for the three months and $11.3 million for the six months ended June 30, 2005 compared with $5.3 million for the three months and $9.8 million for the six months ended June 30, 2004. The increase in other expense was primarily the result of two additional months of expenses of the Issaquah Bank that was acquired in June 2004; a full quarter of operation of a new branch; and expenses related to the High Performance Checking deposit generation program.

Salary and employee benefit expenses increased $337,000 to $3.0 million during the three months ended June 30, 2005 compared to the same quarter last year. Salary and employee benefit expenses were $6.2 million for the six month period ended June 30, 2005 and $5.3 million in the same period for 2004. The remaining other operating expense categories totaled $2.8 million for the three months ended June 30, 2005 and $5.1 million for the six months period as of the same date. For the same periods in 2004, other operating expenses were $2.6 million and $4.5 million respectively.

Federal income tax expenses increased $277,000 to $1.6 million, an increase of 21% during the three months ended June 30, 2005 compared to the same period last year. For the three months ended June 30, 2005, the Corporation’s effective tax rate was 33%. For the six months ended June 30, 2005, income tax expense was $3.1 million compared to $2.5 million in 2004, with an effective tax rate of 33%. Tax benefits related to bank owned life insurance and interest on tax exempt loans accounted for the difference from the “expected” Federal income tax rate of 35% during each of the periods.

Segment Results

The following is a summary of selected operating segment information for the three month and six month periods ended June 30, 2005 and 2004. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.

For the three months ended June 30, 2005
	Business	Residential	Construction	Income Property	Consumer	Administration/ Treasury	Total
	(dollars in thousands)
Condensed Income Statement
Net interest income after
provision for loan losses	$3,357	$228	$1,894	$2,420	$270	$732	$8,901
Other income	2	63	6	391	934	271	1,667
Other expense	377	113	112	282	475	4,417	5,776
Contribution before overhead	2,982	178	1,788	2,529	729	(3,414)	4,792
Support transfer	1,258	422	499	1,111	124	(3,414)	-
Income before provision for
income tax	1,724	(244)	1,289	1,418	605	-	4,792
Provision for income tax	567	(80)	424	467	199	-	1,577
Net Income (loss)	$1,157	$(164)	$865	$951	$406	$-	$3,215

For the three months ended June 30, 2004
	Business	Residential	Construction	Income Property	Consumer	Administration/ Treasury	Total
	(dollars in thousands)
Condensed Income Statement
Net interest income after
provision for loan losses	$2,883	$264	$1,023	$2,062	$393	$1,071	$7,696
Other income	16	111	1	-	612	448	1,188
Other expense	335	162	99	134	361	4,209	5,300
Contribution before overhead	2,564	213	925	1,928	644	(2,690)	3,584
Support transfer	740	345	253	618	101	(2,057)	-
Income before provision for
income tax	1,824	(132)	672	1,310	543	(633)	3,584
Provision for income tax	599	(44)	220	430	178	(83)	1,300
Net Income (loss)	$1,225	$(88)	$452	$880	$365	$(550)	$2,284

For the six months ended June 30, 2005
	Business	Residential	Construction	Income Property	Consumer	Administration/ Treasury	Total
	(dollars in thousands)
Condensed Income Statement
Net interest income after
provision for loan losses	$7,164	$360	$3,527	$4,426	$543	$1,410	$17,430
Other income	38	140	10	391	1,827	861	3,267
Other expense	769	243	229	528	915	8,645	11,329
Contribution before overhead	6,433	257	3,308	4,289	1,455	(6,374)	9,368
Support transfer	2,323	801	897	2,123	230	(6,374)	-
Income before provision for
income tax	4,110	(544)	2,411	2,166	1,225	-	9,368
Provision for income tax	1,352	(179)	793	713	403	-	3,082
Net Income (loss)	$2,758	$(365)	$1,618	$1,453	$822	$-	$6,286

For the six months ended June 30, 2004
	Business	Residential	Construction	Income Property	Consumer	Administration/ Treasury	Total
	(dollars in thousands)
Condensed Income Statement
Net interest income after
provision for loan losses	$5,345	$600	$1,940	$3,883	$766	$2,239	$14,773
Other income	24	197	3	-	1,145	971	2,340
Other expense	686	323	176	213	682	7,686	9,766
Contribution before overhead	4,683	474	1,767	3,670	1,229	(4,476)	7,347
Support transfer	1,380	668	457	1,138	200	(3,843)	-
Income before provision for
income tax	3,303	(194)	1,310	2,532	1,029	(633)	7,347
Provision for income tax	1,066	(64)	422	816	332	(83)	2,489
Net Income (loss)	$2,237	$(130)	$888	$1,716	$697	$(550)	$4,858

Income Property includes Commercial Real Estate and Multifamily lending.

Interest income is assigned based upon the loans held by that line of business. Investment income is assigned to Administration. Interest expense is allocated based upon the Corporation’s cost of funds and the average maturity of the line of business’s assets. Overhead is allocated on the basis of average total assets.

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customer’s needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; and deposit withdrawals. As of June 30, 2005, Cascade had $73.9 million of construction loans in process, $87.3 million in unused business lines of credit and $38.5 million in unused consumer lines of credit including credit cards and $22.0 million in other un-disbursed commitments. Recent history indicates construction lines will be funded at 65% of commitments at any point in time. Historically, the Bank’s business customers use 36% of their lines at any given time. About 46% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Company’s condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2005 contributed $9.4 million to liquidity compared to $5.2 million for the six months ended June 30, 2004.

Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances, and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $1.5 million as of June 30, 2005 and $1.3 million at December 31, 2004. Liquidity is also provided by the Bank’s unencumbered securities portfolio. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $64.2 million at the end of the quarter and $46.0 million as of December 31, 2004. $56.0 million in commercial real estate loans is being used as an alternative source of collateral.

Subject to the availability of eligible collateral, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $405 million at current asset levels, subject to certain requirements. At June 30, 2005, the Bank had $223.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $182.0 million. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At June 30, 2005 the Bank had $21.0 million in reverse repurchase agreements outstanding. The Bank also has a total of $33 million in Fed funds lines with its correspondent banks, none of which were used during the quarter.

Capital Resources

The Corporation’s usual main source of capital is the retention of its net income. The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade’s stock which they have held for a minimum of six months to exercise options.

At its June 2004 meeting, the Board of Directors authorized a stock repurchase program of up to 200,000 shares of the Corporation’s stock. As of May 31, 2005, the expiration date of the program, 41,791 shares had been repurchased during the year. The Board of Directors authorized a new stock repurchase program of up to 200,000 shares of the Corporation’s stock at its May 2005 meeting. As of June 30, 2005, there were 375 shares repurchased under this program. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to attempt to offset the dilution created by the exercise of stock options and other stock grants; see Part II - Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

On December 15, 2004, Cascade Capital Trust II issued $5 million in par value junior subordinated debentures. Cascade Capital Trust II is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation. On March 1, 2000, Cascade Capital Trust I issued $10.0 million par value trust preferred securities. The structure of Cascade Capital Trust I is identical to Cascade Capital Trust II. In keeping with the recently adopted FIN 46R, the Corporation’s balance sheet has replaced “trust preferred securities” with “junior subordinated debentures payable”, although there have been no changes in terms of the underlying obligations. The Trust has been deconsolidated upon adoption of FIN 46R at December 31, 2003 and did not have a significant impact on the Corporation’s financial condition or results of operations

Capital Requirements

Both the Corporation and Cascade Bank are subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold capital equal to 4% of its assets and 8% of its risk weighted assets. As of June 30, 2005, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.12 billion and $934.2 million respectively. The related excess capital amounts as of June 30, 2005 are presented in the following table (dollars in thousands):

Core capital	Amount	Percentage
Tier 1 (Core) capital	$89,828	8.01%
Less: Minimum requirement	44,861	4.00
Excess	$44,967	4.01

Risk-based capital	Amount	Percentage
Risk-based capital	$99,719	10.68%
Less: Minimum requirement(1)	74,733	8.00
Excess	$24,986	2.68
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,”“adequately capitalized,”“undercapitalized,”“significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of June 30, 2005, which requires a core capital to assets of at least 6% and a risk based capital to assets of at least 10%.

The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of June 30, 2005, the Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.09% and a Risk Based ratio of 10.76%.

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

The Bank uses a simulation model as its primary tool to measure its interest rate risk. A major focus of the Bank’s asset/liability management process is to preserve and enhance net interest income in likely interest rate scenarios. Further, Cascade’s Board of Directors has enacted policies that establish targets for maximum negative impact that changes in interest rates may have on the Bank’s net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios. Key assumptions are made to evaluate the change to Cascade’s income and capital to changes in interest rates. These assumptions, while deemed reasonable by management, are inherently uncertain. As a result, the estimated effects of changes in interest rates from the simulation model could likely be different than actual experience.

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of June 30, 2005 the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and the adjusted capital/asset ratios. As of June 30, 2005, the Bank’s fair value of equity decreases 17.0% in the up 200 basis point scenario and 9.6% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 8.9% in the up 200 basis point scenario, and 9.2% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income increases 2.2% in the up 200 basis point scenario and decreases 9.7% in the down 200 basis point scenario, both are within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all new 15 and 30 year fixed rate loans, it has begun selling its hybrid ARM residential loans as well.

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of June 30, 2005, $223 million ($25 million of which is a 3-month LIBOR adjustable) in advances had original maturities greater than one year, none had original maturities of less than one year. Currently, $50 million have remaining maturities less than one year. Of the total amount, $185 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. The FHLB would exercise this option if interest rates rise significantly, however in an up 200 basis point rate shock scenario, it is unlikely any of these advances would be converted within the next six months.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of June 30, 2005. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended June 30, 2005, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that have materially affected or are reasonably likely to materially affect these controls.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Cascade Financial Corporation’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting, including that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Cascade Financial Corporation’s management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cascade Financial Corporation have been detected, but can only provide a reasonable level of assurance. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 1. Legal Proceedings.

The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation’s financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
		2004 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased	Paid per Share	Announced Plan	Under the Plan (1)
April 1, 2005	April 30, 2005	29	$16.00	29	151,641
May 1, 2005	May 31, 2005	--	$ --	--	151,641
Total		29	$16.00	29	151,641

1) The 2004 Plan, announced in June, 2004, ended on May 31, 2005.

		2005 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased	Paid per Share	Announced Plan	Under the Plan (1)
June 1, 2005	June 30, 2005	375	$16.40	375	199,625
Total		375	$16.40	375	199,625

1) In May, 2005, the Corporation announced a new stock repurchase plan to purchase up to 200,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2006.

Item 3. Defaults upon Senior Securities.
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Shareholders Meeting of the Corporation was held on April 26, 2005. The shareholders elected one new director and re-elected three incumbent directors. Richard L. Anderson was elected for a two-year term expiring in 2007, and David W. Duce, Carol K. Nelson, and David R. O’Connor were re-elected for terms expiring in 2008 The only issues voted on was the election of directors.

NOMINEE	FOR	AGAINST/WITHELD
Richard L. Anderson	7,771,188	124,784
David W. Duce	7,753,493	142,479
Carol K. Nelson	7,771,205	124,767
David R. O’Connor	7,755,124	140,848

Item 5. Other information.

Not applicable

Item 6. Exhibits.

(a) Exhibits
    31.1      Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
    31.2      Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
    32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On April 20, 2005, the Corporation filed a Form 8-K reporting and attached press release announcing earnings information for the first quarter ended March 31, 2005, under Item 2.02 of Form 8-K.

On July 15, 2005, the Corporation filed a Form 8-K reporting its entry into a new employment agreement dated July 12, 2005 with its President and CEO, Carol K. Nelson, under Item 1.01 of Form 8-K.

On July 20, 2005, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the second quarter ended June 30, 2005, under item 2.02 of Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  CASCADE FINANCIAL CORPORATION

August 5, 2005                    /s/ Lars  H. Johnson
                    By: Lars H. Johnson,
                    Executive Vice President
                     (Chief Financial Officer)