Form 10-Q
period 2005-09-30
CASCADE FINANCIAL CORP
filed 2005-11-07
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2005
Common Stock ($.01 par value)	9,588,987

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2005

INDEX
PART I — Financial Information:
		PAGE
Item 1	— Financial Statements:
	— Condensed Consolidated Balance Sheets	3
	— Condensed Consolidated Statements of Income	4
	— Consolidated Statements of Comprehensive Income (Loss)	5
	— Condensed Consolidated Statements of Cash Flows	6
	— Notes to Condensed Consolidated Financial Statements	8

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	10

Item 3	— Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	— Controls and Procedures	23

PART II — Other Information		25

PART I -- FINANCIAL INFORMATION

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
ASSETS	2005	2004
	(unaudited)

Cash on hand and in banks	$19,303	$11,692
Interest-bearing deposits in other institutions	22,475	1,337
Securities available-for-sale	111,097	112,405
Securities held-to-maturity	91,346	91,339
FHLB Stock	11,920	11,872
Loans	875,871	804,029
Allowance for loan losses	(10,081)	(9,563)
Loans, net	865,790	794,466
Goodwill and intangibles, net	26,095	26,292
Premises and equipment, net	12,656	12,824
Cash surrender value of bank-owned life insurance	17,148	16,650
Accrued interest receivable and other assets	9,272	10,079
TOTAL ASSETS	$1,187,102	$1,088,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$799,969	$721,908
Federal Home Loan Bank advances	241,000	228,000
Securities sold under agreements to repurchase	20,513	20,902
Junior subordinated debentures payable	15,367	15,454
Advance payments by borrowers for taxes and insurance	1,106	677
Dividends payable	863	765
Accrued interest payable, expenses and other liabilities	5,325	4,959
Deferred federal income taxes	217	40
TOTAL LIABILITIES	1,084,360	992,705

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 9,588,987 shares at September 30,
2005 and 9,559,822 shares at December 31, 2004	96	96
Additional paid-in capital	37,946	37,326
Retained earnings, substantially restricted	66,420	59,975
Accumulated other comprehensive income (loss)	(1,720)	(1,147)
TOTAL STOCKHOLDERS’ EQUITY	102,742	96,250
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,187,102	$1,088,955

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$14,949	$11,895	$42,253	$31,376
Securities available-for-sale	1,310	1,383	4,003	5,124
Securities held-to-maturity	1,061	1,084	3,228	3,236
FHLB stock dividends	-	138	49	436
Interest-earning deposits	71	18	124	51
Total interest income	17,391	14,518	49,657	40,223

Interest expense:
Deposits	4,860	2,978	12,706	7,884
FHLB advances and repurchase agreements	2,890	2,811	8,817	8,123
Junior subordinated debentures	305	178	873	518
Total interest expense	8,055	5,967	22,396	16,525

Net interest income	9,336	8,551	27,261	23,698
Provision for loan losses	250	150	745	525
Net interest income after provision for loan losses	9,086	8,401	26,516	23,173

Other income:
Gain on sale of loans	241	55	705	199
Gain on sale of securities available-for-sale	-	129	13	510
Net gain on sale of REO	-	-	33	99
Checking service fees	801	569	2,344	1,513
Other service fees	252	201	672	508
BOLI	194	134	572	401
Other	76	150	492	349
Total other income	1,564	1,238	4,831	3,579

Other expenses:
Salaries and employee benefits	3,039	3,083	9,217	8,390
Occupancy	823	736	2,453	1,981
Marketing	193	118	546	359
Data processing	187	135	503	311
Prepayment fees on FHLB advances	37	-	110	26
Merger related expenses	-	-	-	356
Other	1,393	933	4,172	3,348
Total other expenses	5,672	5,005	17,001	14,771

Income before provision for federal income taxes	4,978	4,634	14,346	11,981
Provision for federal income taxes	1,634	1,531	4,716	4,020
Net income	$3,344	$3,103	$9,630	$7,961

Net income per common share, basic	$0.35	$0.33	$1.01	$0.91
Weighted average number of shares	9,583,650	9,540,663	9,577,761	8,770,054

Net income per share, diluted	$0.34	$0.32	$0.98	$0.87
Weighted average number of shares	9,848,740	9,835,923	9,852,327	9,098,496

Dividends declared per share	$0.09	$0.07	$0.33	$0.21
See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$3,344	$3,103	$9,630	$7,961
Increase in unrealized gain (loss) on securities
available-for-sale, net of tax (benefit) expense
of $(537) and $932 for the three months
ended September 30, 2005 and 2004,
respectively, and $(322) and $(448) for the nine
months ended September 30, 2005 and 2004,
respectively.	(998)	1,809	(598)	(869)
Increase in unrealized gain (loss) on swaps
available-for-sale, net of tax (benefit) expense
of $0 and $(157) for the three months
ended September 30, 2005 and 2004,
respectively, and $(78) and $(201) for the nine
months ended September 30, 2005 and 2004,
respectively.	-	(305)	(146)	(389)
Less reclassification adjustment for gains on
securities included in net income, net of tax
(benefit) of $0 and $44 for the three months
ended September 30, 2005 and 2004,
respectively, and $(4) and $173 for the
nine months ended September 30, 2005 and
2004, respectively.	-	85	(8)	337
Less reclassification adjustment for gains on
swaps included in net income, net of tax (benefit)
of $0 and $33 for the three months ended
September 30, 2005 and 2004, respectively, and
$96 and $77 for the nine months ended
September 30, 2005 and 2004, respectively.	-	64	179	148

Comprehensive Income	$2,346	$4,756	$9,057	$7,188

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,630	$7,961
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of premises and equipment	1,384	1,135
Provision for losses on loans	745	525
Increase in cash surrender value of bank owned life insurance	(498)	(344)
Amortization of retained servicing rights	-	59
Amortization of core deposit intangible	197	35
Deferred federal income taxes	468	(929)
Deferred loan fees, net of amortization	382	691
Net gain on sales of securities available-for-sale	(13)	(510)
Net gain on sales of real estate owned, investment property and
other repossessed assets	(33)	(99)
Federal Home Loan Bank stock dividend received	(49)	(436)
Net increase (decrease) in accrued interest receivable and other
assets (under) over accrued interest payable, expenses and other liabilities	1,201	2,364
Net cash provided by operating activities	13,414	10,452

Cash flows from investing activities:
Loans originated, net of principal repayments	(69,917)	(205,435)
Cash (used for) acquisition	-	(9,546)
Purchase of securities held-to-maturity	(5,054)	(35,436)
Proceeds from sales/calls of securities held-to-maturity	-	23,238
Principal repayments on securities held-to-maturity	5,046	3,577
Principal repayments on securities available-for-sale	18,857	26,437
Purchases of securities available-for-sale	(20,000)	(93,166)
Proceeds from sales of securities available-for-sale	1,519	127,261
Purchases of premises and equipment	(1,244)	(5,483)
Proceeds from sales/retirements of premises and equipment	29	12
Proceeds from loan participations sold	(2,536)	(2,031)
Net cash used in investing activities	(73,300)	(170,572)

Subtotal, carried forward	$(59,886)	$(160,120)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004

Subtotal, brought forward	$(59,886)	$(160,120)

Cash flows from financing activities:
Proceeds from issuance of common stock	621	8,745
Dividends paid	(2,299)	(1,823)
Repurchase of common stock	(789)	(105)
Net increase in deposits	78,061	146,099
Net increase in Federal Home Loan Bank advances	13,000	30,000
Net increase (decrease) in securities sold under agreements to repurchase	(388)	(19,025)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	429	(642)
Net cash provided by financing activities	88,635	163,249
Net increase (decrease) in cash and cash equivalents	28,749	3,129

Cash and cash equivalents at beginning of period	13,029	14,071
Cash and cash equivalents at end of period	$41,778	$17,200

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$26,074	$17,530
Federal income taxes	4,445	3,860

Supplemental schedule of noncash investing activities:
Net mortgage loans transferred to real estate owned	-	915
Mark to market on securities available-for-sale	882	1,171
Retirement of common stock in retained earnings	(43)	(7)
Dividends declared	(2,395)	(1,246)

See notes to condensed consolidated financial statements.

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

1.  Presentation of Financial Information

   The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), its subsidiary, Cascade Bank (the “Bank” or “Cascade”), and the Bank’s subsidiary, Cascade Investment Services, Inc. All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

  Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2004 have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation’s December 31, 2004 Annual Report on Form 10-K.

2.   Commitments and Contingencies

  In the normal course of business there are various commitments to fund loans. Management does not anticipate any material loss as a result of these commitments.

  Periodically there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporation’s and the Bank’s business. In the opinion of management no material loss is expected from any such pending lawsuits.

3.   Stockholders’ Equity

  a)   Earnings Per Share

    The following table presents the computation of basic and diluted net income per share for the three and nine-month period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except share and per share amounts)
Numerator:
Net income	$3,344	$3,103	$9,630	$7,961

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Denominator:
Denominator for basic net income per share-
Weighted average shares	9,583,650	9,540,663	9,577,761	8,770,054
Effect of dilutive securities:
Stock options	265,090	295,260	274,566	328,442
Denominator for diluted net income per share-
Weighted average shares and assumed
conversion of dilutive stock options	9,848,740	9,835,923	9,852,327	9,098,496

Basic net income per share	$0.35	$0.33	$1.01	$0.91
Diluted net income per share	$0.34	$0.32	$0.98	$0.87

For the quarter ended September 30, 2005 and 2004, there were anti-dilutive options to purchase shares of 113,781 and 109,183 respectively, excluded from the above calculation. For the nine-month period ended September 30, 2005 and 2004, there were anti-dilutive options to purchase shares of 122,238 and 65,458 respectively, excluded from the above calculation.

b) Cash Dividend Declared

On September 28, 2005, the company announced its thirteenth consecutive quarterly cash dividend payment. The dividend was $0.09 per share and was paid on October 26, 2005 to shareholders of record as of October 12, 2005.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income
As reported	$3,344	$3,103	$9,630	$7,961
Less FAS 123 compensation costs	35	61	119	128
Pro forma	$3,309	$3,042	$9,511	$7,833

Net income per common share
Basic
As reported	$0.35	$0.33	$1.01	$0.91
Pro forma	0.35	0.32	0.99	0.89
Diluted
As reported	$0.34	$0.32	$0.98	$0.87
Pro forma	0.34	0.31	0.97	0.86

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

This section contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of national and regional economic trends on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank’s ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the company’s market area; fluctuation in demand for the Bank’s products and services; the Corporation’s ability to attract and retain qualified people, and other factors. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed since the audited statements, please see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Cascade Financial Corporation is a bank holding company incorporated in the state of Washington. The Corporation’s sole operating subsidiary is Cascade Bank, a Washington state chartered commercial bank. The Corporation and the Bank are headquartered in Everett, Washington. The Bank offers loan, deposit, and other financial services through its nineteen branches located in Snohomish and King Counties (Washington).

Acquisition

    On June 3, 2004, the Company completed its acquisition of Issaquah Bancshares, Inc. (“Issaquah”). The acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the acquisition date. The merger enhances Cascade’s commercial banking franchise by expanding Cascade’s presence in East King County, Washington. Total Issaquah assets on June 3, 2004 were approximately $131 million and the total value of the transaction, both cash and stock, was approximately $34.3 million as measured under the provisions of FAS 141, which used the value of Cascade stock offered as of February 2004, the time when the acquisition was announced. Cascade issued approximately 1.3 million shares and paid cash of $9.5 million in connection with the acquisition. The Bank booked $26.3 million in intangible assets associated with the transaction including $25.2 million in goodwill and a $1.1 million core deposit intangible (CDI). The CDI is amortized under the straight-line method over an eight-year period of time.

Selected Financial Data

    The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2005	2004	2005	2004
Return on average assets	1.15%	1.19%	1.13%	1.11%
Return on average stockholders’ equity	13.12	13.53	13.09	13.77
Average stockholders’ equity to average assets	8.74	8.78	8.60	8.06
Other expenses to average assets	1.95	1.92	1.98	2.06
Efficiency ratio	52.04	51.13	52.98	54.15
Average interest-bearing assets to
average interest-bearing liabilities	112.31	111.98	111.94	111.55

CHANGES IN FINANCIAL CONDITION

    Total assets increased 9.0% or $98.1 million to $1.19 billion at September 30, 2005, compared to $1.09 billion at December 31, 2004. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 9.0% or $71.3 million to $865.8 million at September 30, 2005, from $794.5 million at December 31, 2004.

    Investment securities decreased $1.2 million to $214.4 million at September 30, 2005, compared to $215.6 million at December 31, 2004. The investment portfolio is concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g FNMA or FHLMC) as well as mortgage-backed pass-through securities, and collateralized mortgage obligations (CMOs) backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the nine months ended September 30, 2005, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors.

(Dollars in thousands)	SEPTEMBER 30, 2005
		Gross	Gross	Gross	Gross
		Unrealized	Unrealized	Unrealized	Unrealized
		Gains	Gains	Losses	Losses
	Amortized	Less Than	More Than	Less Than	More Than	Fair
	Cost	1 Year	1 Year	1 Year	1 Year	Value
Securities available-for-sale
MBS	$27,893	-	$19	$257	$365	$27,290
Agency notes	85,850	-	-	1,808	235	83,807
FHLB Stock	11,920	-	-	-	-	11,920
	$125,663	-	$19	$2,065	$600	$123,017

		Gross	Gross	Gross	Gross
		Unrealized	Unrealized	Unrealized	Unrealized
		Gains	Gains	Losses	Losses
	Amortized	Less Than	More Than	Less Than	More Than	Fair
	Cost	1 Year	1 Year	1 Year	1 Year	Value
Securities held-to-maturity
MBS	$25,064	-	$15	$182	$323	$24,574
Agency notes	65,817	-	1	205	1,017	64,596
Corporate/other	465	-	-	-	-	465
	$91,346	-	$16	$387	$1,340	$89,635

(Dollars in thousands)	DECEMBER 31, 2004
		Gross	Gross	Gross	Gross
		Unrealized	Unrealized	Unrealized	Unrealized
		Gains	Gains	Losses	Losses
	Amortized	Less Than	More Than	Less Than	More Than	Fair
	Cost	1 Year	1 Year	1 Year	1 Year	Value
Securities available-for-sale
MBS	$43,208	$50	$20	$544	$212	$42,522
Agency notes	70,910	18	-	652	394	69,882
FHLB Stock	11,872	-	-	-	-	11,872
	$125,990	$68	$20	$1,196	$606	$124,276

		Gross	Gross	Gross	Gross
		Unrealized	Unrealized	Unrealized	Unrealized
		Gains	Gains	Losses	Losses
	Amortized	Less Than	More Than	Less Than	More Than	Fair
	Cost	1 Year	1 Year	1 Year	1 Year	Value
Securities held-to-maturity
MBS	$25,083	$-	$30	$345	$184	$24,584
Agency notes	65,791	21	-	367	939	64,506
Corporate/other	465	-	-	-	-	465
	$91,339	$21	$30	$712	$1,123	$89,555

    We currently hold seven securities in our available-for-sale portfolio and ten securities in our held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses are due to increases in interest rates and are not related to credit deterioration. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time sufficient for a market price recovery. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

    At September 30, 2005, the Bank held Federal Home Loan Bank (FHLB) of Seattle stock of $11.9 million. In December 2004, the FHLB of Seattle abandoned its practice of repurchasing stock that was not needed to support outstanding advances and announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board. In May 2005, the Finance Board accepted the Seattle bank’s three-year plan. To meet the Finance Board’s conditions under the three-year plan, the Seattle bank’s board adopted a resolution that suspends dividends on all classes of stock. The Seattle bank anticipates a period of low or negative profitability that may last up to three years. Since December 2004, the Seattle bank board has suspended all Class B(1) stock repurchases and allowed limited Class B(2) stock repurchases.

Loan Portfolio

    Virtually all the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area for a wide array of purposes. Included in the business loan total are loans secured by real estate where the borrower is the primary tenant of the property. Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The vast majority of these projects focus on entry-level homes and/or first trade-up homes. Commercial real estate loans fund small, non-owner occupied buildings. Home equity and consumer loans are primarily second mortgages on the borrower’s primary residence. These loans comprise 75% of the home equity and consumer portfolio. The balance of this category is non-residential, e.g. automobiles, credit cards, or boats.

    Residential loans, held in the Bank’s portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells almost all of those loans into the secondary market on a best efforts, servicing released basis. Multifamily loans are usually adjustable rate loans secured by mortgages on properties with five or more units.

    As displayed in the following table, total loans increased by $72.2 million to $878.9 million as of September 30, 2005, compared to $806.7 million at December 31, 2004. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans grew $107.9 million to $686.2 million as of September 30, 2005, compared to $578.3 million as of December 31, 2004. Commercial real estate loans declined by $35 million and business loans increased by a like amount as we reclassified loans previously held at the Issaquah Bank division to conform with Cascade’s reporting of loans by business lines.

    Residential lending balances grew very modestly. Residential loans increased by $664,000 to $106.6 million. Multifamily loans decreased $39.0 million to $53.4 million primarily due to the sale of $22.0 million in the second quarter and $12.7 million in the third quarter of 2005. Cascade sold the multifamily loans to diversify risk by lowering our concentration of commercial real estate loans. Selling these hybrid adjustable rate mortgages with an average duration of 2.5 years helped to reduce our exposure to higher short-term rates as we have sought to replace them with prime-based loans and higher yielding commercial real estate loans. Home equity loans and other consumer loans increased $2.6 million to $32.8 million.

    The following summary reflects the Bank’s loan portfolio as of the dates indicated:

Types of Loans	September 30,	% of	December 31,	% of
($ in thousands)	2005	Portfolio	2004	Portfolio

Business banking	$393,880	44.8%	$292,117	36.3%
Real estate construction (net)	151,875	17.3	107,431	13.2
Commercial real estate	140,413	16.0	178,704	22.2
Home equity and consumer	32,752	3.7	30,125	3.7
Residential real estate	106,639	12.1	105,975	13.1
Multifamily real estate	53,389	6.1	92,372	11.5
Total loans	$878,948	100.0%	$806,724	100.0%
Deferred loan fees	(3,077)		(2,695)
Loans	$875,871		$804,029

(Loans held for sale are included in residential loans, and at less than 1% of total loans, are not considered material.)

Deposits, Other Borrowings, and Shareholder Equity

    Checking account deposits increased as the Bank continued to focus its branch activities on deposit generation in general and checking/transaction accounts in particular. In June 2005, the Bank launched its High Performance Checking (HPC) program to accelerate deposit growth. As of September 30, 2005, HPC accounts held $16.0 million of deposits. Total deposits increased by $78.1 million from $721.9 million at December 31, 2004 to $800.0 million at September 30, 2005.

    The following table reflects the Bank’s deposit mix as of the dates indicated:

	September 30,	% of	December 31,	% of
	2005	Deposits	2004	Deposits
Checking accounts	$122,135	15.3%	$112,564	15.6%
Savings & MMD	174,835	21.8	172,584	23.9
CD's	502,999	62.9	436,760	60.5
	$799,969	100.0%	$721,908	100.0%

    FHLB of Seattle advances increased by $13.0 million from $228.0 million at December 31, 2004 to $241.0 million at September 30, 2005. The primary reason for the increase was to pre-fund an advance that was maturing on October 13, 2005. Securities sold under agreements to repurchase decreased $388,000 to $20.5 million during the quarter.

    Stockholders’ equity increased by $6.4 million from $96.3 million at December 31, 2004 to $102.7 million at September 30, 2005. The increase is primarily attributable to the retention of net income for the period less dividend payments. The Corporation’s thirteenth consecutive cash dividend, which was declared September 28, 2005, reduced stockholders’ equity by $863,000. Accumulated other comprehensive loss decreased by $573,000 to a negative $1.7 million as of September 30, 2005.

Asset Quality

    Non-performing assets (non-performing loans and real estate owned) totaled $1.3 million and $1.4 million at September 30, 2005 and December 31, 2004, respectively. Non-performing loans, those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $910,000 at September 30, 2005, compared to $532,000 at December 31, 2004. Of the $910,000, $625,000 were business and construction loans, $193,000 were residential, and $92,000 were home equity and consumer loans. Real estate owned (REO) was $386,000 as of September 30, 2005 compared to $868,000 at December 31, 2004. The $482,000 decrease in REO was primarily due to the sale of two residential properties, which resulted in a gain of $33,000.

    At September 30, 2005, the Bank’s allowance for loan losses totaled $10.1 million compared to $9.6 million at December 31, 2004. The allowance for loan losses was 1.15% of total loans outstanding at September 30, 2005 compared to 1.19% at December 31, 2004. The allowance for loan losses was 1,108% of non-performing loans at September 30, 2005. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management’s projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and an increase in the portfolio of these loan types. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

    During the quarter ended September 30, 2005, loan charge-offs equaled $128,000 while recoveries were $68,000 resulting in net charge-offs of $60,000. Of those charge-offs, $34,000 represents losses sustained on checking accounts, which prior to 2005 were charged to checking fees instead of the loan loss reserve.

    The following table provides summary information concerning asset quality as of and for the three months ended September 30, 2005 and December 31, 2004 respectively:

	September 30,	December 31,
	2005	2004
Non-performing loans to total assets	0.08%	0.05%
Non-performing loans to total loans outstanding	0.10	0.07
Non-performing assets to total assets	0.11	0.13
Allowance for loan losses to non-performing loans	1,108	1,798
Allowance for loan losses to total loans	1.15	1.19
Net charge-offs to total loans	0.01	0.00

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

General

    Net income increased 7.8% to $3.3 million for the three months ended September 30, 2005 compared to $3.1 million during the comparable period in 2004. Diluted net income per share was $0.34 for the quarter ended September 30, 2005 and $0.32 per share for the quarter ended September 30, 2004, an increase of 7.6%. Net interest income before provision for loan losses increased $785,000 to $9.3 million for the quarter ended September 30, 2005. Other income increased by $326,000 to $1.6 million for the quarter ended September 30, 2005. Other expense increased $667,000 to $5.7 million for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The Bank paid $37,000 in prepayment fees on Federal Home Loan Bank (FHLB) advances during the quarter ended September 30, 2005 and no prepayment fees were incurred for the quarter ended September 30, 2004.

    Net income for the nine months ended September 30, 2005 increased 21.0% to $9.6 million compared with $8.0 million during the comparable period in 2004. Net income per diluted share was $0.98 for the nine months ended September 30, 2005, compared with $0.87 in 2004. The $3.6 million increase in net interest income more than offset the $2.2 million increase in other expense. Operating results for the nine months ended September 30, 2004 had only four months of income and expense from Issaquah Bancshares.

Net Interest Income

    Net interest income increased 9.2% or $785,000 to $9.3 million for the three months ended September 30, 2005 compared to $8.6 million for the three months ended September 30, 2004. Net interest income for the nine months ended September 30, 2005 and 2004 was $27.3 million and $23.7 million respectively. Average interest earning assets increased $111.0 million or 11.3% to $1.1 billion for the three months ended September 30, 2005 and $159.5 million or 17.4% to $1.1 billion for the nine months ended September 30, 2005 compared to the same periods in 2004. Average total loans (including loans held for sale) increased $124.1 million to $868.3 million and average investment securities decreased $36.0 million to $220.3 million for the three months September 30, 2005 compared to the same quarter of the prior year.

	At or for the		At or for the
	three months ended		nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Average interest earning assets	$1,094,529	$983,528	$1,076,419	$916,902
Average interest bearing liabilities	974,559	878,307	961,628	821,952
Yield on interest earning assets	6.33%	5.89%	6.16%	5.85%
Cost of interest bearing liabilities	3.28	2.70	3.11	2.68
Net interest spread	3.05	3.19	3.05	3.17
Net interest margin	3.41	3.48	3.38	3.45

    The net interest margin decreased 7 basis points to 3.41% for the three months ended September 30, 2005 compared to the same quarter the prior year. The yield on interest earning assets increased 44 basis points to 6.33% for the three months ended September 30, 2005, compared to 5.89% for the three months ended September 30, 2004. The cost of funds increased 58 basis points to 3.28% for the three months ended September 30, 2005 compared to 2.70% for the same period in 2004. For the nine months ended September 30, 2005, the net interest margin decreased 7 basis points from 3.45% to 3.38%. Despite the decrease in the net interest margin compared to 2004, Cascade's net interest margin margin for 2005 has improved from 3.34 for the quarter ended March 31, to 3.38 for the quarter ended June 30, to 3.41 for the quarter ended September 30.

    The yield on assets increased as the rates rose and loans increased as a percentage of earning assets. Funding costs also rose as the cost of liabilities increased and the rates paid on deposits rose with the general level of interest rates. Deposits continued to reprice to higher rates throughout the quarter.

Provision for Loan Losses

    Cascade’s provision for loan losses was $250,000 for the three months and $745,000 for the nine months ended September 30, 2005. The provision was $150,000 and $525,000 for the same periods in 2004, respectively. The provision is based on the size and composition of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience. The provision was larger in 2005 due to the overall growth in the portfolio.

Other Income

    Other income increased $326,000 or 26.3% to $1.6 million for the three months ended September 30, 2005 as compared to $1.2 million for the three months ended September 30, 2004. Other income was $4.8 million and $3.6 million for the nine months ended September 30, 2005 and September 30, 2004 respectively. For the three months ended September 30, 2005, checking fee income rose to $801,000 compared to $569,000 for the same period in the prior year. The gain on checking fees reflected more checking accounts mainly as a result of the HPC program. Gain on sale of loans increased $186,000 from $55,000 to $241,000 for the three months ended September 30, 2005, primarily due to the sale of multifamily loans. Other service fee income increased $51,000 to $252,000 for the quarter. There was no gain on the sale of investment securities compared to $129,000 for the same quarter in 2004.

    While the Corporation is pursuing many avenues to augment its other (non-interest) income, it will continue to focus on replacing the gain on sale of securities and loans with higher service fees and net interest income in the near future.

Other Expense

    Other expense was $5.7 million for the three months and $17.0 million for the nine months ended September 30, 2005 compared with $5.0 million for the three months and $14.8 million for the nine months ended September 30, 2004. The increase in other expense was primarily the result of a full quarter of operation of a new branch and expenses related to the HPC deposit generation program. Further, non-interest expense was lower than usual for the quarter ended September 30, 2004, as Cascade was able to reverse $235,000 of a termination fee for data processing services associated with the acquisition of Issaquah Bancshares in June 2004.

    Salary and employee benefit expenses decreased $44,000 to $3.0 million during the three months ended September 30, 2005 compared to the same quarter last year. Salary and employee benefit expenses were $9.2 million for the nine month period ended September 30, 2005 and $8.4 million in the same period for 2004. The remaining other operating expense categories totaled $2.6 million for the three months ended September 30, 2005 and $7.8 million for the nine months period as of the same date. For the same periods in 2004, other operating expenses, excluding merger expenses, were $1.9 million and $6.0 million respectively.

    Federal income tax expenses increased $103,000 to $1.6 million, an increase of 6.7% during the three months ended September 30, 2005 compared to the same period last year. For the three months ended September 30, 2005, the Corporation’s effective tax rate was 33%. For the nine months ended September 30, 2005, income tax expense was $4.7 million compared to $4.0 million in 2004, with an effective tax rate of 33%. Tax benefits related to bank owned life insurance and interest on tax-exempt loans accounted for the difference from the “expected” Federal income tax rate of 35% during each of the periods.

Segment Results

    The following is a summary of selected operating segment information for the three month and nine month periods ended September 30, 2005 and 2004. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.

For the three months ended September 30, 2005
	Business	Residential	Construction	Income Property	Consumer	Administration/ Treasury	Total
	(dollars in thousands)
Condensed Income Statement
Net interest income after
provision for loan losses	$3,858	$204	$2,420	$1,718	$228	$658	$9,086
Other income	16	65	3	231	966	283	1,564
Other expense	381	103	94	170	441	4,483	5,672
Contribution before overhead	3,493	166	2,329	1,779	753	(3,542)	4,978
Support transfer	1,571	416	572	855	128	(3,542)	-
Income before provision for
income tax	1,922	(250)	1,757	924	625	-	4,978
Provision for income tax	631	(82)	577	303	205		1,634
Net Income (loss)	$1,291	$(168)	$1,180	$621	$420	$-	$3,344

For the three months ended September 30, 2004
	Business	Residential	Construction	Income Property	Consumer	Administration/ Treasury	Total
	(dollars in thousands)
Condensed Income Statement
Net interest income after
provision for loan losses	$3,480	$149	$1,358	$2,181	$444	$789	$8,401
Other income	31	84	2	-	698	423	1,238
Other expense	394	211	110	239	432	3,619	5,005
Contribution before overhead	3,117	22	1,250	1,942	710	(2,407)	4,634
Support transfer	1,001	386	344	833	121	(2,685)	-
Income before provision for
income tax	2,116	(364)	906	1,109	589	278	4,634
Provision for income tax	700	(120)	299	366	194	92	1,531
Net Income (loss)	$1,416	$(244)	$607	$743	$395	$186	$3,103

For the nine months ended September 30, 2005
	Business	Residential	Construction	Income Property	Consumer	Administration/ Treasury	Total
	(dollars in thousands)
Condensed Income Statement
Net interest income after
provision for loan losses	$11,023	$563	$5,947	$6,145	$771	$2,067	$26,516
Other income	54	205	12	623	2,793	1,144	4,831
Other expense	1,150	346	322	698	1,357	13,128	17,001
Contribution before overhead	9,927	422	5,637	6,070	2,207	(9,917)	14,346
Support transfer	3,894	1,217	1,470	2,978	358	(9,917)	-
Income before provision for
income tax	6,033	(795)	4,167	3,092	1,849	-	14,346
Provision for income tax	1,983	(261)	1,369	1,016	609		4,716
Net Income (loss)	$4,050	$(534)	$2,798	$2,076	$1,240	$-	$9,630

For the nine months ended September 30, 2004
	Business	Residential	Construction	Income Property	Consumer	Administration/ Treasury	Total
	(dollars in thousands)
Condensed Income Statement
Net interest income after
provision for loan losses	$8,824	$749	$3,298	$6,064	$1,210	$3,028	$23,173
Other income	56	281	5	-	1,843	1,394	3,579
Other expense	1,080	534	286	452	1,114	11,305	14,771
Contribution before overhead	7,800	496	3,017	5,612	1,939	(6,883)	11,981
Support transfer	2,381	1,054	801	1,971	321	(6,528)	-
Income before provision for
income tax	5,419	(558)	2,216	3,641	1,618	(355)	11,981
Provision for income tax	1,766	(184)	721	1,182	526	9	4,020
Net Income (loss)	$3,653	$(374)	$1,495	$2,459	$1,092	$(364)	$7,961

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

Liquidity and Sources of Funds

    The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customer’s needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; and deposit withdrawals. As of September 30, 2005, Cascade had $74.5 million of construction loans in process, $80.8 million in unused business lines of credit and $36.1 million in unused consumer lines of credit including credit cards and $26.0 million in other un-disbursed commitments. Recent history indicates construction lines will be funded at 66% of commitments at any point in time. Historically, the Bank’s business customers use 42% of their lines at any given time. About 47% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Company’s condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2005 contributed $13.4 million to liquidity compared to $10.5 million for the nine months ended September 30, 2004.

    Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances, and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $22.5 million as of September 30, 2005 and $1.3 million at December 31, 2004. Liquidity is also provided by the Bank’s unencumbered securities portfolio. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $59.4 million at the end of the quarter and $46.0 million as of December 31, 2004. Commercial real estate loans totaling $54.0 million are being used as an alternative source of collateral.

    Subject to the availability of eligible collateral, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $415.5 million at current asset levels, subject to certain requirements. At September 30, 2005, the Bank had $241.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $174.5 million. The Bank also uses reverse repurchase agreements to provide a flexible source of funding. At September 30, 2005 the Bank had $20.5 million in reverse repurchase agreements outstanding. The Bank also has a total of $33 million in Fed funds lines with its correspondent banks and an $18 million line of credit at the Federal Reserve Bank of San Francisco, none of which were used during the quarter.

Capital Resources

    The Corporation’s usual main source of capital is the retention of its net income. The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade’s stock, which they have held for a minimum of six months to exercise options.

    At its June 2004 meeting, the Board of Directors authorized a stock repurchase program of up to 200,000 shares of the Corporation’s stock. As of May 31, 2005, the expiration date of the program, 41,791 shares had been repurchased during the year. The Board of Directors authorized a new stock repurchase program of up to 200,000 shares of the Corporation’s stock at its May 2005 meeting. As of September 30, 2005, there were 263 shares repurchased under this program. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to attempt to offset the dilution created by the exercise of stock options and other stock grants; see Part II - Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

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

    Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold capital equal to 4% of its assets and 8% of its risk-weighted assets. As of September 30, 2005, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.14 billion and $9.49 million respectively. The related excess capital amounts as of September 30, 2005 are presented in the following table (dollars in thousands):
Core capital	Amount	Percentage
Tier 1 (Core) capital	$92,514	8.14%
Less: Minimum requirement	45,462	4.00
Excess	$47,052	4.14%

Risk-based capital	Amount	Percentage
Risk-based capital	$102,595	10.81%
Less: Minimum requirement(1)	75,940	8.00
Excess	$26,655	2.81%
(1) Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,”“adequately capitalized,”“undercapitalized,”“significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of September 30, 2005, which requires a core capital to assets of at least 6% and a risk-based capital to assets of at least 10%.

    The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of September 30, 2005, the Corporation is well capitalized under Federal Reserve guidelines with a Tier 1 ratio of 8.22% and a risk-based ratio of 10.89%.

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

    Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of September 30, 2005, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and the adjusted capital/asset ratios. As of September 30, 2005, the Bank’s fair value of equity decreases 20.2% in the up 200 basis point scenario and 4.5% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 8.4% in the up 200 basis point scenario, and 9.5% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income increases 2.8% in the up 200 basis point scenario and decreases 5.8% in the down 200 basis point scenario, both are within the guideline of a 10% decline.

    The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all new 15 and 30 year fixed rate loans, it has begun selling some of its hybrid ARM residential loans as well.

    The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of September 30, 2005, $241.0 million ($25 million of which is a 3-month LIBOR adjustable) in advances had original maturities greater than one year, none had original maturities of less than one year. Currently, $38.0 million have remaining maturities less than one year. Of the total amount, $205.0 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. The FHLB would exercise this option if interest rates rise.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of September 30, 2005. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

    In the quarter ended September 30, 2005, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

    Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Cascade Financial Corporation’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting, including that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
		2005 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased(1)	Paid per Share	Announced Plan	Under the Plan (2)
July 1, 2005	July 31, 2005	-	$-	-	200,000
August 1, 2005	August 31, 2005	-	-	-	200,000
September 1, 2005	September 30, 2005	263	17.10	-	200,000
Total		263	$17.10	-	200,000

1) During the period presented, there were 263 shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.

2) In May, 2005, the Corporation announced a new stock repurchase plan to purchase up to 200,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2006.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other information.

Not applicable

Item 6. Exhibits.

(a) Exhibits
    10.1    Employment Agreement with Carol K. Nelson dated July 12, 2005
    31.1    Certificationsof the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
    31.2    Certifications of the Chief Finanial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
    32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act
________________
1Incorporated by reference to the Corporation’s Form 8-K filed on July 15, 2005.

(b)	Reports on Form 8-K

On September 20, 2005, the Corporation filed a Form 8-K reporting the resignation of Henry M. Robinett from the Board of Directors of both Cascade Financial Corporation and its banking subsidiary, Cascade Bank, effective September 20, 2005, under Item 5.02(b) of Form 8-K.

On September 28, 2005, the Corporation filed a Form 8-K reporting an amendment to Cascade’s Bylaws, under Item 5.03 and 9.01 of Form 8-K.

On October 18, 2005, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the third quarter ended September 30, 2005, under Items 2.02 and 9.01 of Form 8-K.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

November 7, 2005	/s/ Lars H. Johnson
By: Lars H. Johnson, Executive Vice President (Chief Financial Officer)