Form 10-K
period 2005-12-31
CASCADE FINANCIAL CORP
filed 2006-03-13
CIK 928911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

2828 Colby Avenue, Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 339-5500

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of Annual Report to Stockholders for the year ended December 31, 2005, including the Selected Financial Data and the Management Discussion and Analysis attached as Exhibit 13 (the “Annual Report”) (Part I, II & IV).

2.	Portions of registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) (Part III).

Cascade Financial Corporation
FORM 10-K
December 31, 2005

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

The following items are among the factors that could cause actual results to differ materially from the forward-looking statements: higher than expected loan delinquency rates; general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses and customers; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only at the date of the statement. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents the Corporation files from time to time with the Securities and Exchange Commission. There can be no assurance that any of the strategies described in this Form 10-K will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated. Sentences containing words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “should,” “projected,” or similar words may constitute such forward-looking statements.

Item 1. Description of Business

General

Cascade Financial Corporation (the “Corporation”) is a bank holding company incorporated in the state of Washington that was formed in 1994. The consolidated entity includes the Corporation and its wholly owned subsidiaries. At December 31, 2005, the Corporation’s wholly-owned subsidiaries were Cascade Bank (“Cascade” or the “Bank”), Cascade Capital Trust I and Capital Trust II. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington 98201. The telephone number is (425) 339-5500 and the web site is www.CascadeBank.com. Information on the website is not part of this Report.

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

In July of 2001, the Corporation elected to be treated as a financial holding company under the supervision of the Federal Reserve Board. In May of 2003, the Corporation transferred its state of domicile from Delaware, which it had maintained since its formation as a holding company in 1994, to Washington. Following this conversion, the Corporation changed its fiscal year end from June 30 to December 31 to align its reporting period with those of its commercial bank peers.

In June of 2004, the Corporation completed the acquisition of Issaquah Bancshares (“Issaquah”). Issaquah Bank, the only operating subsidiary of Issaquah, was merged into Cascade Bank.

The Corporation conducts its business from its main office in Everett, Washington, and eighteen other full service offices in the greater Puget Sound region. At December 31, 2005, the Corporation had total assets of $1.2 billion, total deposits of $795.8 million and stockholders’ equity of $105.2 million.

The Bank, a full-service commercial bank, offers a wide range of products and services. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to the limits specified by law.

Market Area

Headquartered in Everett, Washington, the Corporation serves its customers from nineteen full service offices, twelve in Snohomish County and seven in King County. Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years. The rebound in commercial aircraft orders and the success of Boeing’s new 787 has helped fuel an increase in economic activity in Snohomish County.

Our market area in King County includes the growing cities east of Seattle and Lake Washington. This area’s economy has been dominated by Microsoft and the Boeing Company, with other high technology companies playing an important role. The housing market has been particularly strong due to population growth in the region and the lack of affordable housing within Seattle itself.

Everett is the home port of the Navy’s carrier battle ship, the USS Abraham Lincoln. The contribution that the Navy makes to the economy is not as dependent on other trends. The economy in the Corporation’s market area has become more dependent upon the health care and biotechnology industries. Snohomish County and Northeast King County are home to numerous biotechnology companies.

As a gateway to Asia, the Bank’s market area has also benefited from the expansion of world trade. Economic weakness in either the United States or Asia could reduce that trade. Such slowdowns in the international flow of goods and services could prove detrimental to the economy of the market area and potentially the quality of our loan portfolios.

Business Strategy

The Corporation’s business plan is to increase the Bank’s emphasis on commercial banking. The Corporation is pursuing the following strategies:

•
Increasing the percentage of its assets consisting of business, construction, and commercial real estate loans with higher risk-adjusted returns, shorter maturities and rates more sensitive to interest rate fluctuations.

•	Increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network, customer service center and online banking.

•	Maintaining cost-effective operations by efficiently offering products and services.

•	Maintaining its capital position at or above the “well-capitalized” (as defined for regulatory purposes) level.

•	Exploring prudent means to grow the business internally and through acquisitions.

•	Diligently searching for additional sources of fee-based revenue.

The primary objectives of these strategies are to: enhance shareholder value measured through increasing returns, and to increase the opportunity for quality earning asset growth, deposit generation, and fee-based income activities. However, the shift in emphasis to commercial banking does inherently contain additional risks (See “LOAN PORTFOLIO” below).

Competition

The Bank competes for both loans and deposits. The Puget Sound metropolitan area has a high density of financial institutions, including major national banks, several local community banks, and credit unions.

The Bank’s primary focus for loans is small to medium sized businesses, builders and developers, and real estate investors in the Puget Sound area. The major competitors for the Bank are large commercial and community banks. The large banks often compete on the basis of competitive pricing, while the community banks compete on the basis of local decision-making, loan structuring flexibility, and promises of a higher level of service.

The Bank’s competitors for residential loans and consumer business are numerous, including banks, mortgage bankers, captive finance subsidiaries of auto companies, etc. Cascade has made a conscious decision to de-emphasize consumer lending in that intense competition has led to very low margins combined with relatively high credit risk.

Geographic location is still the primary factor in choosing a bank for the checking account relationship. As a result, the Bank’s competition for checking deposits comes primarily from the large institutions with a broad network of locations. Online banking continues to be an important convenience service to attract checking customers from larger banks. In addition, Cascade has made an arrangement with US Bank to allow customers to use US Bank ATMs without a surcharge. Community banks, savings institutions, as well as other non-banking financial institutions, provide the greatest competition for the various savings vehicles such as money market deposit accounts and certificates of deposit.

In addition to competition from other banking institutions, the Bank continues to experience increased competition from non-banking companies such as credit unions, financial services companies and brokerage firms. Recent amendments to the federal banking laws to eliminate certain barriers between banking and commercial firms are expected to result in even greater competition in the future.

The Corporation anticipates continuing opportunities to arise from the effects of substantial consolidation among financial institutions in Washington that has occurred to date. Federal law allows mergers or other combinations, relocations of a bank’s main office and branching across state lines. Several other financial institutions, which have greater resources than the Bank, compete for banking business in the Bank’s market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand.

LOAN PORTFOLIO

General. The Bank originates business, real estate and consumer loans. Total loans, which are net of loan in process, equaled $880.7 million at December 31, 2005. Total loans were adjusted by deferred loan fees and the allowance for loan losses for a net loan balance of $867.0 million. At December 31, 2005, $394.0 million or 44.8% of total loans consisted of business loans; $166.0 million or 18.8% were real estate construction loans; $141.1 million or 16.0% of loans consisted of commercial real estate; $32.2 million or 3.7% were consumer loans; $95.4 million or 10.8% of the Bank’s loans consisted of loans secured by one-to-four family residential properties; and $52.1 million or 5.9% consisted of multifamily loans. Total loans secured by first liens on residential real estate was $147.5 million or 16.8% of total loans. The Bank sells almost all its 30 year fixed-rate loans and the vast majority of its 15 year fixed-rate loans in the secondary mortgage market. The Bank had non-mandatory forward commitments totaling $157,000 and $784,000 to sell loans into the secondary market at December 31, 2005, and December 31, 2004, respectively.

Loan Portfolio Analysis. The following table sets forth the Bank’s loan portfolio by type of loan and by type of collateral at the dates indicated.
			At December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Type of Loan			(Dollars in thousands)
Real estate mortgage
One-to-four family (1)	$95,429	10.83%	$105,975	13.14%	$105,565	18.3%
Multifamily	52,057	5.91	92,372	11.45	87,212	15.12
Commercial	141,109	16.02	178,704	22.15	83,856	14.53
Construction	165,957	18.84	107,431	13.32	62,742	10.87
Business	394,034	44.75	292,117	36.21	204,446	35.43
Consumer (2)	32,160	3.65	30,125	3.73	33,163	5.75
Total loans	$880,746	100.00%	$806,724	100.00%	$576,984	100.00%
Less:
Deferred loan fees, net	3,443		2,695		2,179
Allowance for loan losses	10,254		9,563		7,711
Total loans, net	$867,049		$794,466		$567,094

Type of Collateral
Real estate mortgage
One-to-four family (2)	$279,652	31.76%	$231,504	28.7%	$190,168	32.96%
Multifamily	52,057	5.91	92,372	11.45	87,212	15.12
Commercial	141,109	16.02	178,704	22.15	83,856	14.53
Land loans	6,007	0.68	3,546	0.44	1,786	0.31
Other	401,921	45.63	300,598	37.26	213,962	37.08
Total loans	$880,746	100.00%	806,724	100.00%	576,984	100.00%
Less:
Deferred loan fees, net	3,443		2,695		2,179
Allowance for loan losses	10,254		9,563		7,711
Total loans, net	$867,049		$794,466		$567,094

	At December 31,
	2002		2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan
Real estate mortgage
One-to-four family (1)	$122,561	22.04%	$152,727	26.1%
Multifamily	94,245	16.96	109,733	18.76
Commercial	63,108	11.36	62,938	10.76
Construction	84,229	15.16	75,911	12.98
Business	142,273	25.6	125,342	21.42
Consumer (2)	49,331	8.88	58,381	9.98
Total loans	$555,747	100.00%	$585,032	100.00%
Less:
Deferred loan fees, net	2,198		2,502
Allowance for loan losses	6,872		6,304
Total loans, net	$546,677		$576,226

	At December 31,
		2002	2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Collateral
Real estate mortgage
One-to-four family (2)	$241,805	43.5%	$267,721	45.75%
Multifamily	94,245	16.96	109,733	18.76
Commercial	63,108	11.36	62,938	10.76
Land loans	1,720	0.31	2,546	0.44
Other	154,869	27.87	142,094	24.29
Total loans	$555,747	100.00%	$585,032	100.00%
Less:
Deferred loan fees, net	2,198		2,502
Allowance for loan losses	6,872		6,304
Total loans, net	$546,677		$576,226

(1) Includes construction loans converted to permanent loans and land loans.
(2) Includes home equity loans and HELOCs.

    At December 31, 2005, deferred fees were $3.4 million and the allowance for loan losses was $10.3 million.

Business Loans. Business loans increased from $292.1 million at December 31, 2004, to $394.0 million at December 31, 2005. Unsecured business loans totaled $13.2 million at December 31, 2005, compared to $11.5 million as of December 31, 2004. The Bank’s business loan portfolio consists primarily of commercial business loans to small and medium sized businesses operating in Snohomish and King counties. These loans are secured by real estate, receivables, equipment, other assets of the business and personal property, and the personal guarantee of the borrower. These loans typically have variable-rate terms or fixed-rates with maturities of up to five years. The Bank also offers secured and unsecured operating lines of credit. Business loans are underwritten by the Bank on the basis of the borrower's cash flow, ability to service debt from earnings, and the underlying collateral value. The borrower is generally required to provide the Bank with financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their financial condition; and to update this information annually. Business loans also include owner occupied real estate loans with terms comparable to the Bank’s commercial real estate loans. In addition, as the business banking activity increases, the Bank expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding.

Business loans are inherently sensitive to conditions in the economy. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In the case of loans secured by accounts receivable, the availability of funds for the repayment of such loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Accordingly, the repayment of a business loan depends primarily on the successful operation of the borrower's business and creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and potentially insufficient source of repayment.

Construction Loans. The Bank originates construction loans on one-to-four family homes either to borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have maturities of 12-18 months. The interest rates charged on construction loans are typically indexed to the prime rate and vary depending on the characteristics of the loan, particularly the credit risk inherent in the project and/or the financial strength of the borrower. All construction loans require approval by various levels of Bank personnel, depending on the size of the loan. The Bank has increased its construction loan portfolio because these loans have relatively high margins, floating interest rates and short-term maturities. The historically strong housing market in the Puget Sound area has made construction lending attractive. At December 31, 2005, and December 31, 2004, the Corporation’s construction loans were $166.0 million or 18.8% of the total loan portfolio and $107.4 million or 13.3% of the total loan portfolio, respectively. The construction loans are net of loans in process of $86.7 million at December 31, 2005 and $49.7 million at December 31, 2004. Of the total net construction loans, $161.0 million was to builders and developers, including $42.3 million for land acquisition and development, and $5.0 million was to individuals for custom home construction. The strength of the local housing market led to a rapid turnover in this portfolio as builders were able to quickly sell new homes. The Bank’s maximum outstanding commitment to one builder at December 31, 2005 totaled $18.8 million involving five construction projects, all of which are performing in accordance with their respective loan terms.

Construction loans often involve higher credit risks because loan funds are advanced upon the security of the project under construction that is of uncertain value before completion. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance additional funds to complete the development. If upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan. Delays may arise from labor problems, material shortages and other unpredictable contingencies in completing the project. Furthermore, if the estimate of value of a completed project is inaccurate, the Bank may be confronted with a project with a value that is insufficient to assure full repayment. As a result, these loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.

Commercial Real Estate Loans. Commercial real estate loans totaled $141.1 million or 16.0% of the Bank’s total loans at December 31, 2005, compared to $178.7 million or 22.2% of the portfolio at December 31, 2004. A major reason for the drop in commercial real estate loans during the year was the reclassification of $35 million in loans acquired in the merger with Issaquah in June 2004. These loans were initially classified as commercial real estate but were reclassified as business banking loans. All commercial real estate loans are secured by properties in western Washington, mainly in the Puget Sound region. Improved property including office buildings and small commercial business properties, such as strip shopping centers, secure the Bank’s commercial real estate loans. These loans are primarily fixed-rate with a maximum reset on the interest rate of five years. At December 31, 2005, the largest commercial real estate loan in the Bank’s portfolio was $11.3 million, which was performing according to its terms at that date.

Commercial real estate loans are also sensitive to local economic conditions. An economic recession can lead to increased vacancies that would lower the borrower’s ability to service the debt. Commercial real estate loans also have a degree of interest rate risk in that if rates fall borrowers may refinance, if rates rise the Bank could experience a squeeze on net interest margin if the Bank does not properly fund these loans, which often have a fixed-rate for the initial five years of the loan.

Multifamily Loans. Multifamily loans totaled $52.1 million or 5.9% of the total loan portfolio at December 31, 2005. The multifamily portfolio is principally comprised of small to medium-size apartment projects with loan-to-value ratios usually up to 75%. All new loan originations are in the Puget Sound region and have adjustable interest rates.

Multifamily residential and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family mortgage loans. However, loans secured by such properties usually are greater in amount and may involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multifamily residential and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. In addition, the low interest rate environment and robust housing market has induced many erstwhile renters to purchase houses. This has led to higher vacancy rates in some areas.

One-to-Four Family Residential Loans. At December 31, 2005, residential loans totaled $95.5 million or 10.8% of the total loan portfolio. Residential lending consists primarily of first mortgage loans secured by single-family residential properties located principally in Snohomish and King Counties. The Bank originates both fixed-rate and adjustable-rate mortgages (“ARMs”) with maturities up to 30 years. ARM loans are generally held in the Bank’s portfolio. Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury Index after an initial fixed-rate period. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the shape of the yield curve, and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

Fixed-rate residential loans are generally sold and the servicing released to one of the Bank’s correspondents. The loans are sold on a “best efforts” basis. The Bank no longer packages its loans to sell as mortgage backed securities. The Bank had $539,000 in loans held for sale at December 31, 2005, and no loans held for sale at December 31, 2004. Loans held for sale are not material and therefore the Bank does not include them as a separate line item on the balance sheet. The Bank has greatly reduced its emphasis on mortgage banking and mortgage lending in the past five years.

The Bank’s conforming residential loans meet the Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, borrower debt ratios and documentation. The Bank’s nonconforming residential loans are those that do not conform to agency underwriting guidelines, due to the size of the loan, as a result of credit histories, debt-to-income ratios, reliance on the borrower's stated income, non-owner occupied property, rural property, or other exceptions from agency guidelines.

Consumer Loans. The Bank’s consumer loan activities take two forms: home equity loans or lines of credit, and installment loans. Home equity loans are secured by a junior lien in priority on the borrower's home. Such loans may have a combined loan-to-value ratio of up to 90% of the value of the home securing the loan. Home equity loans are fixed amount loans, which may have fixed or floating interest rates. Home equity lines of credit can be drawn upon at any time by the customer up to a specific amount. These loans are at a floating-rate with a floor on that rate. The balance outstanding for both types of home equity loans increased to $24.3 million at December 31, 2005, as compared to $21.6 million at December 31, 2004. At December 31, 2005 and December 31, 2004, the total amount of unused lines of credit were $22.6 million and $22.7 million, respectively. The second category of consumer loans are installment loans in which boats, automobiles, and recreational vehicles serve as collateral. This portfolio was $7.9 million at December 31, 2005, as compared to $8.5 million outstanding at December 31, 2004. Although boat loans total $2.8 million of the Bank’s installment loans at December 31, 2005, the Bank has significantly decreased its origination of boat loans and expects this amount to decline further in the future. Since installment loans are secured by depreciating assets, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections are dependent on the borrower’s continuing financial ability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The Loan Maturity Table

The following table sets forth information at December 31, 2005 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include deferred loan fees. Construction loans are net of loans in process.
	Due in one year or less	Due in one to five years	Due after five years	Total	With variable or adjustable rate (for maturities of more than one year)	With fixed rate (for maturities of more than one year)
	(Dollars in thousands)
Business	$70,241	$133,360	$190,433	$394,034	$130,642	$193,151
Construction	63,861	84,580	17,516	165,957	101,873	223
Commercial Real Estate	1,166	11,448	128,495	141,109	126,451	13,492
Multifamily	-	2,199	49,858	52,057	49,276	2,781
Home Equity/Consumer	3,243	1,211	27,706	32,160	20,964	7,953
Residential	577	5,252	89,600	95,429	83,977	10,786

Asset Quality

Banking regulations require that each insured institution review and classify its assets regularly. In addition, bank examiners have the authority to identify problem assets and, if appropriate, require them to be adversely classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have sufficient weaknesses that make collection or payment in full, based on currently existing facts, conditions and values, questionable. There is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as “substandard” or “doubtful” require the institution to establish general allowances for loan losses. If an asset, or portion thereof, is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amounts. The Bank uses two other asset classification categories for potential problem loans. They are watch and special mention. Borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk are classified as watch. Loans on special mention represent borrowers who exhibit potential credit weaknesses or trends deserving bank management’s close attention.

Cascade established the Credit Administration Division in 2001, to help assure that the Bank maintains the quality of its loan portfolio. Management has comprehensive monthly and annual review procedures for identifying and classifying assets for weaknesses. Reserves are maintained for assets classified as substandard or doubtful. The objective of these review procedures is to identify any trends and determine the levels of loss exposure to evaluate the need for an adjustment to the reserve accounts.

Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of each loan. The Bank’s general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is usually contacted in writing. Typically, the Bank will initiate foreclosure or other corrective action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan’s principal becomes uncertain. It is intended that the Bank’s allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At December 31, 2005 and December 31, 2004, the Bank had $2.0 million and $532,000, respectively, of loans accounted for on a non-accrual basis.

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

Management measures the reasonableness of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a loss rate assigned to the total loans in each type, but unallocated to any individual loan. Adversely classified loans may be individually analyzed to determine an estimated loss amount. A loss rate is also assigned to these adversely classified loans, but at a higher rate due to the greater risk of loss. Past due and impaired loans are actively managed to minimize the potential loss. Although management has allocated a portion of the allowance to the loan categories using the method described above, the adequacy of the allowance must be considered as a whole. Loan concentrations, quality, terms, and basic underlying assumptions remained substantially unchanged during the period.

 The following table presents information with respect to the Bank’s non-performing assets and restructured loans at the dates indicated.

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Non-performing loans:
Commercial loans
Business	$958	$—	$128
Commercial real estate	842	488	—
	1,800	488	128
Residential	187	34	1,704
Consumer loans	—	10	89
Total non-performing loans	1,987	532	1,921
Other real estate and repossessed assets	101	868	474
Total non-performing assets	$2,088	$1,400	$2,395
Restructured loans	$1,467	$95	$3,467
Total non-performing loans to net loans	.23%	.07%	.34%
Total non-performing loans to total assets	.16	.05	.22
Total non-performing assets to total assets	.17	.13	.27

The Bank’s non-performing assets at December 31, 2005, consisting of non-performing loans and other real estate, totaled $2.1 million or 0.17% of total assets. This is an increase from $1.4 million or 0.13% of total assets at December 31, 2004, and a decrease from $2.4 million or 0.27% of total assets at December 31, 2003.

Loans are generally placed on non-accrual when they become past due over 90 days or when the collection of interest or principal is considered unlikely. Loans past due over 90 or 120 days, that are not on non-accrual status, must be well secured by tangible collateral and in the process of collection. The Bank does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal and interest payments are no longer in doubt.

Non-performing loans increased to $2.0 million at December 31, 2005, compared to $532,000 at December 31, 2004, and $1.9 million at December 31, 2003. The increase in non-performing loans from December 31, 2004, to December 31, 2005 is due to increases in non-performing commercial loans. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

Other real estate owned includes property acquired by the Bank through foreclosure. Other real estate is carried at the lower of the estimated fair value or the principal balance of the foreclosed loans. Non-performing other real estate was $0 at December 31, 2005, $868,000 at December 31, 2004, and $474,000 at December 31, 2003. At December 31, 2005, the Bank owned two repossessed boats totaling $101,000.

Interest income that would have been recognized for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, had non-accrual loans been current in accordance with their contractual terms, amounted to $81,500, $2,000, and $90,000, respectively.

    The following tables set forth information regarding changes in the Bank’s allowance for loan losses for the most recent three years (dollars in thousands).

	Years Ended December 31,
	2005	2004	2003
Balance at beginning of period	$9,563	$7,711	$6,872
Issaquah Bank balance at June 2004	—	1,395	—
Charge-Offs
Business	1	310	295
Commercial Real Estate	—	—	95
Single-Family Residential	116	34	59
Consumer and other	403	97	302
Recoveries:	(266)	(223)	(315)
Net charge-offs (recoveries):	254	218	436
Provision for loan losses	945	675	1,275
Balance at end of period	10,254	9,563	7,711
Average loans outstanding	$854,684	$691,372	$565,453

Ratio of net charge-offs during the period to average loans outstanding	.03%	.03%	.08%

Ratio of allowance for loan losses to average loans outstanding	1.20	1.38	1.36

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

Certain loans may meet the criteria of troubled debt restructuring as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 and No. 118, “Accounting by Creditors for Impairment of a Loan,” and “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” respectively.

The following tables set forth information concerning the Bank’s allocation of the allowance for loan losses and the percentage of loans by category at the dates indicated (dollars in thousands).

	December 31,
	2005		2004		2003
	Amount	%*	Amount	%*	Amount	%*
Business	$5,773	44.75%	$4,181	36.21%	$2,833	35.43%
Commercial Real Estate	3,020	16.02	583	22.15	787	14.53
Single-Family Residential	337	10.83	432	13.14	745	18.3
Multifamily	275	5.91	616	11.45	245	15.12
Real Estate Construction	543	18.84	1,295	13.32	642	10.87
Consumer and Other	306	3.65	513	3.73	444	5.75
Unallocated	—	—	1,943	—	2,015	—
Total allowance for loan losses	$10,254	100.00%	$9,563	100.00%	$7,711	100.00%

    * Percent of loans in each category to total loans.

The provision for loan losses for the year ended December 31, 2005, totaled $945,000 compared to $675,000 for the year ended December 31, 2004, and $1,275,000 for the year ended December 31, 2003. The increase in the provision for loan losses for the twelve month period ended December 31, 2005, was due to the increase in actual adversely classified loans (which includes the substandard and doubtful categories) under the Bank’s loan classification system. Adversely classified loans increased to $18.0 million at December 31, 2005, from $9.3 million at December 31, 2004.

ASSET AND LIABILITY MANAGEMENT ACTIVITIES

The Bank’s asset/liability management activity is the responsibility of the Asset/Liability Management Committee (ALCO) to measure and monitor interest rate risk, liquidity, and capital adequacy. The Bank uses a variety of tools to measure, monitor, and manage interest rate risk. The Audit and Finance Committee of the Board of Directors reviews the interest rate risk management activities of the Bank on a regular basis and has established policies and guidelines on the amount of risk deemed appropriate. The Bank’s net interest income and the fair value of its capital are measured under different interest rate scenarios. The Board, through the Asset/Liability Management Policy, has established targets for maximum negative impact that changes in interest rates have on the Bank’s net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios. Cascade uses a simulation model to measure rate risk and the impact on net interest income, the fair value of equity, and the fair value capital/asset ratio. In general, the Bank seeks to manage its rate risk through its balance sheet. The Bank focuses on originating more interest rate sensitive assets, such as floating-rate loans, while reducing its long-term, fixed-rate assets through the sale of long-term residential mortgages in the secondary market. The vast majority of the loans that the Bank keeps in its portfolio have rate repricing periods of five years or less. The Bank often uses FHLB advances to fund its intermediate term assets. Cascade also uses repurchase agreements to provide inexpensive funding.

Using standard interest rate shock methodology (an instantaneous uniform change in interest rates at all maturities), the Bank is well within the guidelines established by the Board of Directors for the changes in fair value of equity and the adjusted capital/asset ratios. The Bank’s fair value of equity decreases 20.8% in an up 200 bp shock scenario and decreases 5.0% in a down 200 bp shock, within the established guideline of a maximum 30% decline. The adjusted capital/asset ratio is 8.4% in the up 200 bp scenario and 9.6% in the down 200 bp scenario, both above the 5% minimum established guideline. The net interest income decreases 1.0% in the up 200 bp scenario. In the down 200 bp shock scenario, the Bank’s net income increases 0.4%, well within the guideline of a 10% decline.

To manage the rate risk in the investment portfolio, limits have been established on the final maturity of securities and limits have been initiated on the price volatility of mortgage-backed securities (MBS) (including collateralized mortgage obligations (CMOs)). Additionally, the Bank extends the maturities of its liabilities by offering long-term deposit products to customers, and obtaining longer term FHLB advances. As of December 31, 2005, $231 million of the $236 million in advances had original maturities greater than one year and $213 million have remaining maturities greater than one year.

The Bank has used interest rate swaps and has used caps and floors in the past to control the amount of its interest rate risk. During the third quarter of 2004, the Bank implemented two $25 million interest rate swaps to reduce its exposure to increasing interest rates. The first of these swaps was a 5 year pay-fixed instrument used as a cash flow hedge to offset increases in LIBOR in a $25 million FHLB advance. The second swap was a 10 year, pay-fixed instrument, originally accounted for as a fair value hedge to offset changes in value of $26 million of the Bank’s available-for-sale investment portfolio. Both of these swaps were terminated in March 2005 as the Bank sought less costly vehicles to mitigate its interest rate risk.

Another major component of asset/liability management is liquidity management. The Board of Directors has also established liquidity parameters that seek to assure that the Bank will have sufficient liquidity to meet all its customer needs for funding and/or deposit withdrawals. Liquidity levels are monitored by the ALCO with liquidity analysis reports presented to the Board on a regular basis. The ALCO also monitors and reports to the Board on the capital position of the Bank and the Corporation. Both seek to remain “well-capitalized” under FDIC and Federal Reserve guidelines.

The balance sheets and the section of Management’s Discussion and Analysis titled “Average Balances and an Analysis of Average Rates Earned and Paid” contained in the Annual Report are incorporated herein by reference.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume mix (change in rate multiplied by change in volume).

	Year Ended December 31,				Year Ended December 31,
	2005 Compared to Year Ended December 31, 2004 Increase (Decrease) Due to				2004 Compared to Year Ended December 31, 2003 Increase (Decrease) Due to
	(Dollars in thousands)
	Rate	Volume	Mix	Net	Rate	Volume	Mix	Net
Interest-earning assets
Single-family loans (1)	$(258)	$(82)	$3	$(337)	$(873)	$(406)	$48	$(1,231)
Multifamily loans (1)	172	(1,071)	(31)	(930)	(733)	317	(37)	(453)
Commercial real estate loans (1)	193	2,808	69	3,070	(521)	3,456	(340)	2,595
Construction loans (1)	1,168	2,854	598	4,620	393	632	55	1,080
Consumer loans (1)	4	(47)	—	(43)	—	(533)	—	(533)
Business loans (1)	641	6,115	238	6,994	48	4,958	21	5,027
Total loans	1,920	10,577	877	13,374	(1,686)	8,424	(253)	6,485
Securities available-for-sale	(219)	(921)	30	(1,110)	(1,243)	(1,442)	195	(2,490)
Securities held-to-maturity	(81)	62	(1)	(20)	(217)	1,301	(85)	999
Daily interest-earning deposits	117	48	79	244	33	(58)	(17)	(42)
Total net change in income on interest-earning assets	$1,737	$9,766	$985	$12,488	$(3,113)	$8,225	$(160)	$4,952

Interest-bearing liabilities
Interest-bearing deposits	$1,128	$482	$5,545	$7,155	$(1,258)	$1,616	$(172)	$186
FHLB advances	(238)	380	288	430	(504)	838	(41)	293
Other borrowings	219	(14)	567	772	(205)	(125)	17	(313)
Total net change in expenses on interest-bearing liabilities	$1,109	$848	$6,400	$8,357	$(1,967)	$2,329	$(196)	$166
Net increase in net interest income				$4,131				$4,786
(1) Does not include interest on loans 90 days or more past due.
	Year Ended December 31,
	2003 Compared to Year Ended December 31, 2002 (unaudited) Increase (Decrease) Due to
	(Dollars in thousands)
	Rate	Volume	Mix	Net
Interest-earning assets
Single-family loans (1)	$(1,396)	$(1,742)	$235	$(2,903)
Multifamily loans	(491)	(1,115)	70	(1,536)
Commercial real estate loans	(508)	813	(82)	223
Construction loans	(484)	(150)	14	(620)
Consumer loans (1)	(157)	(1,203)	46	(1,314)
Business loans (1)	(912)	3,251	(316)	2,023
Total loans	(3,948)	(146)	(33)	(4,127)
Securities available-for-sale	(1,595)	2,237	(399)	243
Securities held-to-maturity	(156)	2,426	(281)	1,989
Daily interest-earning deposits	(83)	(173)	44	(212)
Total net change in income on interest-earning assets	$(5,782)	$4,344	$(669)	$(2,107)

Interest-bearing liabilities
Interest-bearing deposits	$(3,056)	$1,984	$(484)	$(1,556)
FHLB advances	(1,364)	(530)	60	(1,834)
Other borrowings	(334)	38	(7)	(303)
Total net change in expenses on interest-bearing liabilities	$(4,754)	$1,492	$(431)	$(3,693)
Net increase in net interest income				$1,586
(1) Does not include interest on loans 90 days or more past due.

INVESTMENT PORTFOLIO

The Board of Directors sets the investment policy of the Bank. This policy dictates that investments will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Bank, as well as the return on the investment. The Bank’s policy does not permit the purchase of non-investment grade bonds. The policy permits the investment in various types of assets permissible under FDIC regulation including: United States Treasury obligations, securities of government sponsored enterprises, MBS including CMOs, state and municipal government bonds, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, investment grade corporate bonds, certain bankers’ acceptances and Federal funds. Subject to various restrictions, the Bank may also invest part of its assets in commercial paper and mutual funds, if those assets conform to FDIC regulations.

Investment securities increased to $247.6 million at December 31, 2005, from $215.6 million at December 31, 2004, a 15% increase. The investment portfolio increased at the end of the year to assist in the profitable risk-adjusted leveraging of our capital base. The investment portfolio represented 20% of total assets at December 31, 2005 compared to 20% at December 31, 2004. MBS (including CMOs) available-for-sale increased from $42.5 million to $47.4 million as of December 31, 2005. Agency notes available-for-sale also increased from $69.9 million to $93.2 million. Agency notes held-to-maturity increased from $65.8 million to $70.8 million for the year ended December 31, 2005.

The following tables set forth the Bank’s securities available-for-sale at the dates indicated.

	December 31, 2005		December 31, 2004		December 31, 2003
(Dollars in thousands)	Estimated Fair Value	Percent of Portfolio	Estimated Fair Value	Percent of Portfolio	Estimated Fair Value	Percent of Portfolio
MBS	$47,423	31.09%	$42,522	34.22%	$70,523	37.17%
Agency notes	93,173	61.09	69,882	56.23	99,240	52.30
FHLB stock	11,920	7.82	11,872	9.55	14,741	7.77
Corporate/other	—	—	—	—	5,243	2.76
Total	$152,516	100.00%	$124,276	100.00%	$189,747	100.00%

The following table sets forth the contractual or expected maturities and weighted average yields of the Bank’s securities available-for-sale at December 31, 2005. Securities with no stated maturity dates are reported as due within one year.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Estimated Fair Value	Yield	Estimated Fair Value	Yield	Estimated Fair Value	Yield	Estimated Fair Value	Yield
MBS	$-	-%	$40,620	5.08%	$6,803	5.13%	$-	-%
Agency notes	87	1.00	47,111	4.47	30,523	4.91	15,452	5.20
FHLB stock	-	-	-	-	-	-	11,920	-
Corporate/other	-	-	-	-	-	-	-	-
Total	$87		$87,731		$37,326		$27,372

The following table sets forth amortized cost and estimated fair values for the Bank’s securities held-to-maturity at the dates indicated.
	December 31, 2005			December 31, 2004			December 31, 2003
(Dollars in thousands)	Amortized Cost	Fair Value	% of Portfolio	Amortized Cost	Fair Value	% of Portfolio	Amortized Cost	Fair Value	% of Portfolio
MBS	$23,830	$23,049	25.02%	$25,083	$24,584	27.45%	$12,587	$12,328	0.14%
Agency notes	70,827	68,606	74.47	65,791	64,506	72.03	73,822	72,709	85.20
Corporate/other	465	465	0.51	465	465	0.52	310	307	0.36
Total	$95,122	$92,120	100.00%	$91,339	$89,555	100.00%	$86,719	$85,344	100.00%

The following table sets forth the contractual or expected maturities and weighted average yields of the Bank’s securities held-to-maturity at December 31, 2005. Securities with no stated maturity dates are reported as due within one year.
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Estimated		Estimated		Estimated		Estimated
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
MBS	$-	-%	$15,065	4.63%	$7,984	5.14%	$-	-%
Agency notes	-	-	15,712	4.52	17,422	4.62	35,472	4.97
Corporate/other	-	-	-	-	-	-	465	-
Total	$-		$30,777		$25,406		$35,937

     For further information concerning the Bank’s securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements contained in the Annual Report listed in Item 15.

DEPOSITS

The Bank’s primary source of funds is customer deposits. In addition to checking accounts, the Bank offers a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Bank’s need for funds.

Deposits increased to $795.8 million at December 31, 2005, from $721.9 million at December 31, 2004, an increase of 10.2% during this period. Deposits at December 31, 2003 were $564.3 million. The market for retail deposits remains fiercely competitive. Previously, the Bank paid rates at the higher end of the competitive range of financial institutions in its market area. In an attempt to lower the absolute and relative cost of funds, the Bank modified its deposit pricing strategy by pricing its deposits in the middle of that range.

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2005, 2004, and 2003 (dollars in thousands).

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity at December 31, 2005. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

	Average Deposits by Type
	December 31, 2005		December 31, 2004		December 31, 2003
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$77,226	—%	$59,050	—%	$38,243	—%
Interest-bearing demand deposits	39,618	0.62	29,562	0.31	21,854	0.48
Money market deposit	170,641	1.91	145,626	1.29	113,263	1.32
Savings	15,465	0.44	14,895	0.29	11,828	0.46
Time certificates	467,388	3.16	401,620	2.28	357,955	2.60
	$770,338		$650,753		$543,143

   The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity at December 31, 2005. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Jumbo Certificates of Deposit
(Dollars in thousands)
Three months or less	$100,387
Over three through six months	68,304
Over six through twelve months	88,283
Over twelve months	37,176
Total	$294,150

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies. The Bank’s deposits are obtained primarily from the areas in which its branches are located. The Bank relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. In the coming year, the Bank will focus on its deposit gathering activities, especially the growth in demand deposits through its High Performance Checking program. In the event the Bank were liquidated, certain depositors would be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders.

RETURN ON EQUITY AND ASSETS

The section entitled “Selected Financial Data” of the Annual Report listed in Item 15 is incorporated herein by reference.

BORROWINGS

The Bank relies on advances from the Federal Home Loan Bank of Seattle (FHLB-Seattle) to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank’s first mortgage residential loans, investment securities and other eligible mortgages secured by real estate. FHLB advances were $236.0 million at December 31, 2005, compared to $228.0 million at December 31, 2004, a 4.0% increase. FHLB advances were $200.0 million at December 31, 2003.

The Bank enters into repurchase agreements with its correspondent banks. Repurchase agreements are accounted for as borrowings by the Bank and are secured by designated investments, primarily the notes of federal agencies and mortgage-backed securities guaranteed by those agencies. The proceeds of these transactions are used to meet the cash flow and interest rate risk management needs of the Bank. Repurchase agreements increased to $51.1 million at December 31, 2005, from $20.9 million at December 31, 2004.

Cascade Bank has established Fed funds borrowing lines with three of its correspondent banks. Cascade used two of these lines during the year, one of which was to test the operational aspects of the facility as part of our liquidity planning process. The Bank also opened a line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2005, there were no outstanding balances in any of these lines.

The following table sets forth certain information regarding borrowings by the Bank at the end of, and during, the periods indicated.

	At or for the years ended December 31,

	2005	2004	2003
	(Dollars in thousands)
Weighted average rate on:
Securities sold under agreements to repurchase	2.35%	2.23%	1.17%
FHLB advances	4.42	4.59	4.85

Maximum amount of borrowings outstanding at any month end:
Securities sold under agreements to repurchase	$51,058	$40,251	$40,587
FHLB advances	251,000	237,500	211,750

Approximate average borrowings outstanding with respect to:
Securities sold under agreements to repurchase	$24,051	$31,085	$35,334
FHLB advances	239,896	210,023	194,229

Approximate weighted average rate paid on:
Other interest-bearing liabilities*	4.89%	2.79%	3.39%
FHLB advances	4.60	5.05	5.31
* Including Trust Preferred Securities.

Junior Subordinated Debentures Payable (Trust Preferred Securities). On March 1, 2000, $10 million of 11% Capital Securities due March 1, 2030, were issued by a wholly owned business Trust whose common equity is 100% owned by Cascade Financial Corporation. The Trust exists for the exclusive purposes of issuing and selling the capital securities, using the proceeds from the sale of the capital securities to acquire junior subordinated debentures issued by Cascade Financial Corporation, and engaging in only those other activities necessary, advisable, or incidental to the above. The Corporation used the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. At December 31, 2003, as a result of the adoption of FIN 46R, the Trust was deconsolidated and all periods in the consolidated financial statements have been restated to reflect this change. The $10.3 million of junior subordinated debentures issued by the Corporation to the Trust were reflected as junior subordinated debentures payable in the consolidated balance sheet at December 31, 2004. The Trust will redeem the trust preferred securities when the junior subordinated debentures are paid at maturity or upon any earlier redemption of the junior subordinated debentures.

Prior to December 31, 2003, the Trust was consolidated and was included in liabilities in the consolidated balance sheet, as “Trust Preferred Securities.” The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

On December 15, 2004, Cascade Financial Corporation issued $5 million of 5.82% Capital Securities due January 7, 2035. The proceeds from the issuance were invested in Cascade Bank, which used the increased capital for general corporate purposes.

Subsidiary Activity

The Corporation has three subsidiaries: Cascade Bank, Cascade Capital Trust I and Capital Trust II. The activities of the Corporation are primarily conducted through the Bank. Accordingly, this Form 10-K principally discusses the Bank’s operations.

Cascade Capital Trust I was formed for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the proceeds to acquire junior subordinated debentures issued by the Corporation. The junior subordinated debentures total $10.2 million, have an interest rate of 11.00%, mature on March 1, 2030, and are the sole assets of Cascade Capital Trust I. The junior subordinated debentures are prepayable, in whole or in part, at the Corporation’s option on or after March 1, 2010, at declining premiums to maturity. Proceeds totaling approximately $9.2 million from the issuance of the junior subordinated debentures were used to increase the capital level of the Bank.

Cascade Capital Trust II incorporates the same structure for the same purposes as Capital Trust I. The junior subordinated debentures issued under Capital Trust II equals $5.2 million and has a rate of 5.82% for the first 5 years of the security, and floats at the three-month LIBOR plus 190 bp thereafter. The debentures are callable at par on a quarterly basis beginning January 7, 2010.

Personnel

At December 31, 2005, the Corporation had 206 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation’s relationship with its employees is good. The employees are not represented by a collective bargaining unit.

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

The Corporation is subject to extensive regulation, supervision and examination. Such regulation and supervision govern the activities in which the institution can engage and is intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities, which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight could have an adverse material impact on the Corporation, Cascade and their respective operations.

The Corporation

The Corporation is a bank holding company that has elected to be treated as a financial holding company with the Board of Governors of the Federal Reserve Board (the “FRB”). The Bank Holding Company Act of 1956, as amended (“BHCA”) subjects the Corporation and its subsidiaries to supervision and examination by the FRB. The Corporation files quarterly and annual reports of operations with the FRB.

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

Financial Holding Company Election/Affiliations. In 2001, the Corporation elected to be treated as a financial holding company with the FRB, as permitted under the Gramm-Leach-Bliley Financial Services Modernization Act (the “GLB”). This election allows the Corporation to conduct activities that previously were unavailable to bank holding companies, provided that notice requirements are generally required before engaging in any such activities.

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

Securities Registration and Reporting. The Corporation’s common stock is registered as a class with the SEC under the Securities Exchange Act of 1934 and thus the Corporation is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by the Corporation under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC. In addition, the securities issued by the Corporation are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

The Corporation is listed as a NASDAQ/Capital Market. As such, it is subject to the listing and reporting requirements of NASDAQ. Failure to meet these requirements could lead to a delisting of the Corporation’s stock.

Disclosure Controls and Procedures. The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which affect corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as the Corporation now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things.

Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the Corporation’s net income for the past year is sufficient to cover both the cash dividend and a rate of retention consistent with the Corporation’s capital needs. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow to pay dividends.

Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements the FDIC has for the Bank. The FRB regulations provided that capital standards will be applied on a consolidated basis in the case of a bank holding company with more than $150 million in total consolidated assets. The Corporation’s total risk based capital must equal 8% of risk weighted assets and 4% must consist of Tier 1 capital.

Stock Repurchases. Bank holding companies, except for certain “well-capitalized” and highly rated companies, are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption is equal to or greater than 10% of consolidated net worth during the preceding twelve months. The FRB may disapprove any such purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice.

Cascade Bank

General. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons. The Federal Deposit Insurance Corporation ("FDIC") has authority to prohibit banks under its supervision from engaging in what it considers to be unsafe or unsound practices in conducting their business. Cascade Bank is a state-charted commercial bank subject to extensive regulation and supervision by both the Washington Department of Financial Institutions (“DFI”) and the FDIC. The federal laws that apply to Cascade Bank regulate, among other things, the scope of its business, its investments, the timing of the availability of deposited funds and the nature and amount of collateral for loans. The laws and regulations governing Cascade Bank generally have been promulgated to protect depositors and not to protect shareholders of such institutions or their holding companies.

CRA. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance. Cascade Bank received a “satisfactory” CRA rating at the last examination.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits (“Guidelines”). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If a federal banking agency determines that a financial institution fails to meet any standard prescribed by the Guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is not aware of any conditions relating to these safety and soundness standards which would require the submission of a plan of compliance.

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

FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of the Corporation believes that Cascade Bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect the Corporation's business operations currently.

Loans to One Borrower. Cascade Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20% of unimpaired capital and surplus. At December 31, 2005, the Bank had no borrowers with balances in excess of the loans-to-one-borrower limit.

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

Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above. At December 31, 2005, the Bank had Tier 1 capital equal to $95.1 million or 8.15% of average total assets, which is $48.4 million above the minimum leverage requirement of 4% as in effect on that date.

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

Reference is made to Note 13 of the Notes to the Consolidated Financial Statements in the Annual Report, which is listed as an exhibit under Item 15, for additional information concerning regulatory capital.

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

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination, unless insured to such ratio by an insurer approved by FNMA or FHLMC, have been assigned a risk weight of 50%.

On December 31, 2005, the Bank had total risk-based capital of approximately $105.4 million, including $95.1 million in Tier I capital and $10.3 million in qualifying supplementary capital (the allowance for loan losses), and risk-weighted assets of $978.5 million, or total capital of 10.77% of risk-weighted assets. This amount was $27.1 million above the 8% requirement in effect on that date.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital of not less than 4%, and a leverage ratio of not less than 4%. Any institution which fails to meet these levels will be considered undercapitalized.

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

At December 31, 2005, Cascade was a “well-capitalized” institution under the prompt corrective action regulations of the FDIC and the Federal Reserve Board.

TAXATION

Federal Taxation

The Corporation reports its income on a fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Cascade’s reserve for bad debts as discussed below. In 2001, the Corporation’s fiscal year was changed to the calendar year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

Tax Bad Debt Reserves

The reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. As a result, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income method. Instead, Cascade is required to compute its deduction based on specific charge-offs during the taxable year.

Distributions

To the extent that the Bank makes “non-dividend distributions” to the Corporation that are considered as made (i) from the reserve for losses as of June 30, 1988, or (ii) from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in Cascade’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of Cascade’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for Cascade. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Cascade makes a “non-dividend distribution,” then approximately one and one-half times the amount so used would be included in gross income for federal income tax purposes.

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

Washington Tax

The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.5% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties and interest on obligations issued or guaranteed by the United States are not presently subject to the tax. On August 15, 1994, the Department of Revenue of the State of Washington began an audit of the Corporation’s records for compliance regarding the business and occupation tax. The Department of Revenue has issued a tax billing for approximately $148,000 of which the Corporation has accrued $104,000 and paid $16,000. The Corporation has filed an appeal with the Department of Revenue. A determination has been issued reversing two of the three billing issues in the audit. The Corporation has filed another appeal regarding the final issue.

Availability of Filings

You may access, free of charge, copies of the following reports of the Corporation on the SEC’s website at www.sec.gov, or the Bank’s website at www.cascadebank.com:

1)	Annual Reports on Form 10-K; and
2)	Quarterly Reports on Form 10-Q; and
3)	Current Reports on Form 8-K.

These documents are generally posted within 24 hours after the Corporation files these documents electronically with the Securities and Exchange Commission. The Corporation is also willing to provide electronic or paper copies of its filings upon reasonable request.

Item 1A. Risk Factors

The Bank, like all financial institutions, is subject to a number of risks as it conducts its business. The Management Committee, consisting of the Bank’s senior officers, serves as the integrated body that oversees the management enterprise risk bank wide. Within each division, processes are in place to ensure risk is measured, monitored, and managed within the parameters established by the relevant Bank policies and consistent with stated goals and strategies.

Credit Risk

Credit risk, the possibility that our borrowers will be unwilling or unable to repay their obligations when due, is the most important risk in that credit losses will most likely have the most profound impact on the bank’s earnings and financial health. The ability of our customers to repay their obligations will be impacted by the general economic conditions impacting our market area and factors specific to the borrowers’ businesses, as well as the underlying financial strength of the borrower and any other guarantors.

While the Bank has successfully lent on commercial real estate in the Puget Sound area of Washington State for a number of years, it is exposed to credit losses if that market experiences a significant and prolonged downturn.

Interest Rate Risk

The Bank is subject to fluctuations in interest rates in that its interest-bearing liabilities reprice on different terms than its interest-earning assets. Such asymmetrical changes can have a major impact on the Bank’s net interest income, which is its primary source of earnings.

The Bank measures, monitors, and manages interest rate through a variety of tools including simulation modeling. There is a chance that the Bank’s efforts will not effectively capture the asset/liability relationships and thereby not effectively mitigating changes in interest rates on the Bank’s income.

Further, the Bank has used derivatives, including interest rate swaps, in the management of interest rate risk. However, given the complicated nature of the accounting for derivatives, such instruments may lead to volatility in GAAP earnings even when successfully hedging the Bank’s balance sheet from changes in rates.

Liquidity Risk

As a financial intermediary, the Bank must have adequate liquidity (cash and/or borrowing capacity) to meet its customers’ needs for loans and conversely, have adequate funds to meet any demands for their deposits. Inadequate liquidity could lead to a loss of business and revenue if the Bank were precluded from pursuing potential borrowers due to a lack of lendable funds.
The Bank establishes guidelines as to various measures of liquidity, including the sources and uses of funds, eligible collateral for pledging for secured borrowings, and the ability to borrow against its FHLB line of credit. However, the inability to tap these sources of funds, for whatever reason, would have a profoundly negative effect on the Bank’s ability to meet its customer’s needs.

Transaction Risk

The Bank is in the business of processing financial transactions for its customers. In the course of that business, it may be subject to fraud, embezzlement, or even honest mistakes in processing transactions. Such incidents expose the Bank to financial loss. In addition, improper processing of transactions could lead to regulatory sanctions and have a negative impact on Cascade’s reputation and relationships with its customers.

Compliance/Regulatory Risk

As a commercial bank, Cascade is subject to extensive examination and regulation at both the bank and holding company level. Failure to comply with any of the relevant statutes and regulations could lead to severe restrictions on our ability to conduct business and/or lead to material fines and penalties. The level of regulation has increased dramatically in recent years due to the Bank Secrecy Act and the privacy requirements of Gramm-Leach-Bliley Act. Assuring that the Bank has adequate resources to meet its new regulatory requirements could increase the Bank’s operating expenses.

Strategic Risk

Financial services, in general, and banking, in particular, are mature, highly competitive businesses. There is fierce competition for both loans and deposits from a wide array of providers. Many providers are seeking to penetrate the Bank’s existing market. The result has been margin compression as the relative price of lending has been pushed down and the relative price of deposits has been bid up.

Reputation Risk

As a provider of services to the public, the reputation of the Bank for competence, honesty, and integrity is of great importance. The loss of that reputation through poor customer service, misfeasance or malfeasance on the part of the Bank’s staff could have a profoundly negative impact on Cascade’s ability to successfully implement its business plan.

Business Continuity Risk

Like all businesses, Cascade is exposed to earthquakes, floods, and other natural or man-made disasters that can cause an interruption in its operations. The Bank has established a Business Continuity Plan to guide the restoration of business process departments in similar disruptions and tests the Plan on an annual basis. However, a major event could have a material impact on the Bank’s business and its earnings.

The Bank also runs the risk that it is not adequately insured against such events. Again, a lack of insurance or being under-insured would have an impact on the Bank’s profitability.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation owns eight full service branch locations and leases eleven full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at December 31, 2005, including leasehold improvements, furniture and fixtures, of $12.3 million. The Corporation leases approximately 5% of its main office, approximately 25% of its Marysville office, and 50% of its Issaquah West office to non-affiliated parties. See Note 5 of the Notes to the Consolidated Financial Statements contained in the Annual Report which is listed in Item 15.

Item 3. Legal Proceedings

The Corporation is not engaged in any legal proceedings of a material nature at the present time. Periodically, there have been various claims and lawsuits involving the Corporation and the Bank, principally as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Corporation’s business. In the opinion of management and the Corporation’s legal counsel, no significant loss is expected from any of such pending claims or lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)
Cascade Financial Corporation’s common stock is traded on the NASDAQ/Capital Market under the symbol CASB. The table below indicates the high/low trading range of Cascade stock over the last eight quarters:

Quarter Ended	High	Low
March 31, 2004	$20.63	$16.52
June 30, 2004	21.28	15.30
September 30, 2004	17.98	15.25
December 31, 2004	19.72	16.62

March 31, 2005	$20.00	$17.46
June 30, 2005	18.75	15.75
September 30, 2005	18.60	16.02
December 31, 2005	19.75	17.00

(b)
Cascade Financial Corporation has only one class of stock outstanding, which is common stock. At December 31, 2005, there were 9,603,787 shares outstanding which were held of record by approximately 1,014 shareholders.

(c)	The Table below indicates the cash dividends paid on each share of its common stock:

Quarter Ended	Dividend Declared	Record Date	Payment Date
December 2004	$.08	01/13/05	01/27/05
March 2005	.08	04/06/05	04/20/05
June 2005	.08	07/06/05	07/20/05
September 2005	.09	10/12/05	10/26/05

Issuer Purchases of Equity Securities

2005 PLAN
Period Beginning	Ending	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publily Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (2)
June 1, 2005	June 30, 2005	-	$ -	-	200,000
July 1, 2005	July 31, 2005	-	-	-	200,000
August 1, 2005	August 31, 2005	-	-	-	200,000
September 1, 2005	September 30, 2005	638	16.93	638	199,362
October 1, 2005	October 31, 2005	-	-	-	199,362
November 1, 2005	November 30, 2005	-	-	-	199,362
December 1, 2005	December 31, 2005	1,476	18.99	-	199,362
Total		2,114	$ 17.96	638	199,362

1) During the period presented, there were 1,476 shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.

2) In May, 2005, the Corporation announced a new stock repurchase plan to purchase up to 200,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2006.

Item 6. Selected Financial Data

The information contained in the section entitled “Selected Financial Data” of the Annual Report listed in Item 15 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report listed in Item 15 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under the section captioned “Market Risk” in the Management’s Discussion and Analysis section of the Annual Report listed in Item 15 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data in the Annual Report listed in Item 15 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management effective December 31, 2005. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (“the SEC’s”) rules and forms.

(b)
Changes in Internal Controls: In the year ended December 31, 2005, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation's reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with generally accepted accounting principles.

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

Management’s Report on Internal Control Over Financial Reporting. Management of Cascade Financial Corporation is responsible for preparing the Corporation’s annual financial statements. Management is also responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and regulatory reporting in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The Corporation’s internal controls contain monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

It is also management’s responsibility to ensure satisfactory compliance with all designated laws and regulations, and in particular, those laws and regulations concerning loans to insiders and dividend restrictions.

Management assessed the Corporation’s internal control over financial reporting presented in conformity with both U.S. generally accepted accounting principles and call report instructions as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Corporation maintained effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and call report instructions. Management also believes that there was satisfactory compliance during 2005 with the designated laws and regulations.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, has been audited by Moss Adams LLP, the Corporation’s independent registered public accounting firm who audits the Corporation’s consolidated financial statements. The attestation report of Moss Adams LLP expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the section captioned “Proposal I--Election of Directors” contained in the Corporation’s Definitive Proxy Statement for the Corporation’s Annual Meeting of Stockholders (the “Proxy Statement”), is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act, and to the section therein captioned “COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT”.

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name	Age (a)	Position
Carol K. Nelson (b)	49	President, Chief Executive Officer and Director of Cascade Bank and Cascade Financial Corporation

Robert G. Disotell	51	Executive Vice President, Chief Credit Officer

Steven R. Erickson(b)	50	Executive Vice President, Real Estate Lending

Lars H. Johnson(b)	52	Executive Vice President, Chief Financial Officer

LeAnne M. Frank	36	Executive Vice President, Chief Administrative Officer

Robert F. Wojcik	56	Executive Vice President, Business Banking

Debbie E. McLeod	40	Executive Vice President, Retail Banking

(a) At December 31, 2005.
(b) Officer of the Corporation and Bank.

The principal occupation of each executive officer of the Corporation and Bank is set forth in the Proxy Statement or below. There are no family relationships among or between the executive officers listed above.

CAROL K. NELSON was appointed Chief Executive Officer of the Company commencing May 1, 2002. She has served as President of the Company and President and Chief Executive Officer of the Bank since February 2001. She was previously Senior Vice President and Northern Region Executive of Bank of America from 1996 to 2001. Ms. Nelson holds a Bachelor’s degree in Business Finance and a Master’s degree in Business Administration from Seattle University. Ms. Nelson is a past Chair of the Board of United Way of Snohomish County and chaired the 1999 Community Campaign. She serves on the Board of Directors of the Boys and Girls Club of Snohomish County, Washington Bankers Association, the Washington Roundtable, the Washington State Major League Baseball Stadium Public Facilities District, and the Executive Advisory Board of the Albers School of Business and Economics at Seattle University. She is a past President of the Puget Sound Council of Camp Fire Boys and Girls. Ms. Nelson also serves as Vice Chair of the Company’s Executive Committee and as a member of the Bank’s Loan Committee. Ms. Nelson is a resident of Edmonds, Washington.

ROBERT G. DISOTELL has been employed by Cascade Bank since 1977 and currently serves as Executive Vice President of Credit Administration. He is responsible for overseeing the credit quality of the Bank’s loan portfolios. Mr. Disotell has managed a variety of business groups in his tenure at Cascade, including Mortgage Banking, Loan Servicing, Secondary Marketing, Retail Banking, and Community Reinvestment Act (CRA) activities. Mr. Disotell is a resident of Arlington, Washington.

STEVEN R. ERICKSON is the Executive Vice President of Real Estate Lending for the Bank, responsible for managing commercial and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board for Big Brothers and Big Sisters of Snohomish County, Advisory Board Member for Snohomish County’s Pre-Diversion Program, and Trustee of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

LARS H. JOHNSON is the Executive Vice President, Chief Financial Officer of the Bank and Corporation and also serves as the corporate secretary. Mr. Johnson joined Cascade in April 2000. Mr. Johnson has 31 years of financial management experience, including 16 years with the Federal Home Loan Bank of Seattle. He serves as Treasurer of the Downtown Everett Association. Mr. Johnson is a resident of Edmonds, Washington.

LEANNE M. FRANK is the Executive Vice President and Chief Administrative Officer for the Bank. She has 19 years of consumer banking experience starting with Rainier Bank and Bank of America, where she served as Vice President and Region Service Manager. Ms. Frank joined Cascade in February 2001. She is a 2002 graduate of Leadership Snohomish County and a member of the Board for the Snohomish County Red Cross. Ms. Frank is a resident of Everett, Washington.

ROBERT F. WOJCIK is the Executive Vice President of Business Banking for the Bank, responsible for managing business relationships consisting of business loans, business deposits, lines of credit, owner occupied commercial real estate and other business services. Mr. Wojcik joined Cascade Bank in August 2004. He has 27 years of commercial banking experience, recently retiring from Bank of America after 25 years in commercial banking. Mr. Wojcik is a member of the Board for the Snohomish County Junior Achievement and a Trustee for the Snohomish County YMCA. He has been involved in numerous other community organizations as a board member, coach and volunteer. Mr. Wojcik resides in Lake Stevens, Washington.

DEBBIE E. McLEOD is Executive Vice President of Retail Banking for the Bank. Ms. McLeod joined Cascade Bank in February 2001. She has over 18 years of commercial banking experience and was previously Vice President and Northern Region Sales Manager for Bank of America. Ms. McLeod is a past Board Chair for United Way of Skagit County and is a Director of United Way of Snohomish County. Ms. McLeod resides in Burlington, Washington.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

(c)	Changes in Control

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the section captioned “Transactions with Management and Others” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “INDEPENDENT AUDITORS” of the Proxy Statement.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)(2) Reports of Independent Registered Public Accounting Firms
Consolidated Financial Statements
(a)	Consolidated Balance Sheets at December 31, 2005, and December 31, 2004.
(b)	Consolidated Statements of Income for the year ended December 31, 2005, 2004 and 2003.
(c)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2005, 2004 and 2003.
(d)	Consolidated Statements of Cash Flows for the year ended December 31, 2005, 2004 and 2003.
(e)	Notes to Consolidated Financial Statements

    All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

(3)  Exhibits

3.1 (i)	Certificate of Incorporation of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Proxy statement on Form S-4 (File No. 33-83200)).
3.2 (ii)	Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Registration Statement on Form S-4 (File No. 33-83200)).
3.3 (ii)	Amendment to the Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Form 8-K filed September 27, 2005 (File No. 0-25286)).
10.1	Cascade Financial Corporation 1994 Employee Stock Purchase Plan (Incorporated by reference to the Corporation’s Registration Statement on Form S-4 (File No. 33-83200)).
10.2	Cascade Financial Corporation 1992 Stock Option and Incentive Plan (Incorporated by reference to the Corporation’s Form 10-KSB for the period ending June 30, 1995).
10.3	Cascade Financial Corporation Employee Stock Ownership Plan (Incorporated by reference to the Corporation’s Annual Report on Form 10-KSB for the period ending June 30, 1995).
10.4	Cascade Financial Corporation 1997 Stock Option Plan (Incorporated by reference to Appendix E to the Prospectus included in the Corporation’s Registration Statement on Form S-4 (File No. 333-24203)).
10.5	Form of Change of Control Agreement entered into between the Bank and its executive officers.
(Incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K for the period ending December 31, 2001).
10.6	Cascade Financial Corporation 1997 Elective Equity Plan. (Incorporated by reference to Exhibit 10.7 of the Corporation’s Form 10-K for the period ending December 31, 2001).
10.7	Employment Agreement Extension with Carol K. Nelson dated July 12, 2005 (Incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q for the period ending September 30, 2005).
13	Cascade Financial Corporation December 31, 2005 Annual Report to Stockholders, including the Selected Financial Data and Management Discussion and Analysis.
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 25, 2006, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the fourth quarter ended December 31, 2005, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

Date: March 13, 2006	By: /s/ Carol K Nelson
Carol K. Nelson
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lars H. Johnson	By:	/s/ D. R. Murphy
	Lars H. Johnson Executive Vice President (Chief Financial Officer)		D. R. Murphy Director
Date:	March 13, 2006	Date:	March 13, 2006

By:	/s/ David W. Duce	By:	/s/ Ronald E Thompson
	David W. Duce Chairman		Ronald E. Thompson Director
Date:	March 13, 2006	Date:	March 13, 2006

By:	/s/ Janice Halladay	By:	/s/ G. Brandt Westover
	Janice Halladay Director		G. Brandt Westover Director
Date:	March 13, 2006	Date:	March 13, 2006

By:	/s/ Craig Skotdal	By:	/s/ Dwayne Lane
	Craig Skotdal Director		Dwayne Lane Director
Date:	March 13, 2006	Date:	March 13, 2006

By:	/s/ David O’Connor	By:	/s/ Richard Anderson
	David O’Connor Director		Richard Anderson Director
Date:	March 13, 2006	Date:	March 13, 2006