Form 10-Q
period 2006-03-31
CASCADE FINANCIAL CORP
filed 2006-05-08
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

(425) 339-5500
(Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐

Indicate by a check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer, (as defined in Rule 12b-2 of the Act).     Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2006
Common Stock ($.01 par value)	9,642,758

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2006

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
ASSETS	2006	2005

Cash on hand and in banks	$15,762	$16,616
Interest-bearing deposits in other institutions	1,976	14,493
Securities available-for-sale	142,030	140,596
Securities held-to-maturity	98,221	95,122
Federal Home Loan Bank (FHLB) Stock	11,920	11,920
Loans, net	910,052	867,049
Goodwill and intangibles, net	26,083	26,121
Premises and equipment, net	12,169	12,270
Cash surrender value of bank-owned life insurance	17,473	17,313
Deferred tax asset	1,082	568
Accrued interest receivable and other assets	9,741	9,716
TOTAL ASSETS	$1,246,509	$1,211,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$779,993	$795,768
Federal Home Loan Bank advances	251,000	236,000
Securities sold under agreements to repurchase	72,047	51,058
Junior subordinated debentures payable	25,206	15,212
Advance payments by borrowers for taxes and insurance	403	689
Dividends payable	867	864
Accrued interest payable, expenses and other liabilities	10,072	7,000
TOTAL LIABILITIES	1,139,588	1,106,591

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 9,641,195 shares at March 31,
2006 and 9,603,787 shares at December 31, 2005	96	96
Additional paid-in capital	38,599	38,149
Retained earnings, substantially restricted	71,154	68,945
Accumulated other comprehensive income (loss)	(2,928)	(1,997)
TOTAL STOCKHOLDERS’ EQUITY	106,921	105,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,246,509	$1,211,784

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$15,924	$13,156
Securities held-to-maturity	1,112	1,076
Securities available-for-sale	1,694	1,302
FHLB stock dividends	-	48
Interest-earning deposits	57	18
Total interest income	18,787	15,600

Interest expense:
Deposits	5,933	3,544
FHLB advances and repurchase agreements	3,007	3,009
Junior subordinated debentures	327	273
Total interest expense	9,267	6,826

Net interest income	9,520	8,774
Provision for loan losses	250	245
Net interest income after provision for loan losses	9,270	8,529

Other income:
Gain on sale of loans	39	30
Gain on sale of securities available-for-sale	-	12
Net (loss) gain on sale of REO	(27)	33
Checking service fees	756	776
Other service fees	256	212
Bank-owned life insurance	187	188
Other	114	349
Total other income	1,325	1,600

Other expenses:
Salaries and employee benefits	3,221	3,159
Occupancy	888	807
Marketing	253	84
Data processing	103	145
Other	1,410	1,358
Total other expenses	5,875	5,553

Income before provision for federal income taxes	4,720	4,576
Provision for federal income taxes	1,548	1,505
Net income	$3,172	$3,071

Net income per common share, basic	$0.33	$0.32
Weighted average number of shares	9,616,978	9,574,296

Net income per share, diluted	$0.32	$0.31
Weighted average number of shares	9,874,958	9,874,799

Dividends declared per share	$0.09	$0.08

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Net Income	$3,172	$3,071
Increase in unrealized (loss) on securities
available-for-sale, net of tax (benefit) of
$(501) and $(668) for the three months ended
March 31, 2006 and 2005, respectively.	(931)	(1,240)
Increase in unrealized gain on swaps available-
for-sale, net of tax expense of $0 and $111
for the three months ended March 31, 2006
and 2005, respectively.	-	215
Less reclassification adjustment for gains on
securities included in net income, net of tax
expense of $0 and $4 for the three months
ended March 31, 2006 and 2005, respectively.	-	8
Less reclassification adjustment for gains on
swaps included in net income, net of tax expense
(benefit) of $0 and $(94) for the three months ended
March 31, 2006 and 2005, respectively.	-	(181)

Comprehensive Income	$2,241	$1,873

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,172	$3,071
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of premises and equipment	500	459
Provision for losses on loans	250	245
Increase in cash surrender value of bank-owned life insurance	(160)	(164)
Amortization of retained servicing rights	3	9
Amortization of core deposit intangible	35	35
Deferred federal income taxes	(13)	-
Deferred loan fees, net of amortization	(64)	178
Stock-based compensation	62	-
Net gain on sales of securities available-for-sale	-	12
Net (loss) gain on sales of real estate owned, investment property and
other repossessed assets	(27)	33
Federal Home Loan Bank stock dividend received	-	(48)
Excess tax benefits from share-based payment arrangements	(76)	(201)
Net (increase) decrease in accrued interest receivable and other assets	(315)	1,624
Net increase in accrued interest payable, expenses and other liabilities	3,149	2,241
Net cash provided by operating activities	6,516	7,494

Cash flows from investing activities:
Loans originated, net of principal repayments	(43,273)	(38,735)
Purchases of securities held-to-maturity	(3,744)	(5,054)
Principal repayments on securities held-to-maturity	645	1,082
Principal repayments on securities available-for-sale	2,851	5,510
Purchases of securities available-for-sale	(5,716)	(20,000)
Proceeds from sales of securities available-for-sale	-	1,519
Purchases of premises and equipment	(400)	(376)
Proceeds from sales/retirements of premises and equipment	-	21
Proceeds from loan participations sold	83	(12)
Net cash used in investing activities	(49,554)	(56,045)

Subtotal, carried forward	$(43,038)	$(48,551)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Three Months Ended
	March 31,
	2006	2005

Subtotal, brought forward	$(43,038)	$(48,551)

Cash flows from financing activities:
Proceeds from issuance of common stock	317	296
Excess tax benefits from share-based payment arrangements	76	201
Dividends paid	(864)	(766)
Repurchase of common stock	(100)	(857)
Net (decrease) increase in deposits	(15,775)	59,890
Net increase in Federal Home Loan Bank advances	15,000	(7,000)
Net increase (decrease) in securities sold under agreements to repurchase	20,989	(33)
Proceeds from Trust Preferred Securities issued	10,310	-
Net (decrease) in advance payments by borrowers for taxes and insurance	(286)	(203)
Net cash provided by financing activities	29,667	51,528
Net (decrease) increase in cash and cash equivalents	(13,371)	2,977

Cash and cash equivalents at beginning of period	31,109	13,029
Cash and cash equivalents at end of period	$17,738	$16,006

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$9,395	$6,630
Federal income taxes	210	100

Supplemental schedule of noncash investing activities:
Mark-to-market on securities available-for-sale	1,432	1,895

Retirement of common stock in retained earnings	95	-
Dividends declared	867	-

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

1.   Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), its subsidiary, Cascade Bank (the “Bank” or “Cascade”) and the Bank’s subsidiary, Cascade Investment Services, Inc. All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

    Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2005 have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation’s December 31, 2005 Annual Report on Form 10-K.

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

3.   Junior Subordinated Debentures Payable (Trust Preferred Securities)

    On March 30, 2006, Cascade Capital Trust III issued $10 million in par value junior subordinated debentures. These securities have a fixed coupon of 6.65% for the first 5 years and then float at 3-month LIBOR plus 1.40% for the remaining 25 years. In accordance with FIN 46R, the Trust is not consolidated in the Corporation’s financial statements.

4.   Stockholders’ Equity

  a) Earnings Per Share

    The following table presents the computation of basic and diluted net income per share for the three month period ended March 31:

	Three Months Ended
	March 31,
	2006	2005
	Dollars in thousands, except share and per share amounts
Numerator:
Net income	$3,172	$3,071

Denominator:
Denominator for basic net income per share-
Weighted average shares	9,616,978	9,574,296
Effect of dilutive securities:
Stock options	257,980	300,503
Denominator for diluted net income per share-
Weighted average shares and assumed
conversion of dilutive stock options	9,874,958	9,874,799

Basic net income per share	$0.33	$0.32
Diluted net income per share	$0.32	$0.31

For the quarter ended March 31, 2006 and 2005, there were anti-dilutive options to purchase shares of 111,496 and 109,792 respectively, excluded from the above calculation.

b) Cash Dividend Declared

                On March 29, 2006, the Corporation announced its fifteenth consecutive quarterly cash dividend payment. The dividend was $0.09 per share and was paid on April 26, 2006 to shareholders of record as of April 12, 2006.

                 c) Stock-based Compensation

                 Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes the cost for options granted prior to but not vested as of December 31, 2005, and options granted and vested in 2006. Therefore results for prior periods have not been restated.

      The adoption of SFAS No. 123(R) resulted in compensation expense of approximately $62,000 for the three months ended March 31, 2006. There was no tax benefit recorded for the three months ended March 31, 2006.

The Corporation previously accounted for its stock option plan in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As none of the Corporation’s stock option grants have ever been granted at a price less than market value, no compensation cost has been recognized for its stock option plans.

Changes in total options outstanding for the three months ended March 31, 2006 are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2005	587,157	$9.67	5.86	$-
Granted	76,830	18.75	9.99	-
Exercised	(38,998)	6.42	-	-
Forfeited/Canceled	(1,355)	-	-	-
Outstanding on March 31, 2006	623,634	$10.98	6.21	$5,054,421

Exercisable on March 31, 2006	336,449	$7.86	4.77	$3,763,013

     76,830 options were granted during the three month period ended March 31, 2006. The unrecognized share-based compensation cost related to stock option expense at March 31, 2006 is $721,000, which will be recognized over the expected term of approximately five years.

      Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date. Incentive stock options granted to employees vest over a five year period. Non-qualified options granted to Directors vest over a four year period. . Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted-average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2006 follows.

Expected price volatility	24.0%
Risk-free interest rate	4.5%
Dividend yield on underlying stock	2.0%
Weighted-average expected life in years	5.1

     The total options authorized were 1,100,445. Options granted in this period were 76,830, with a fair value of $9.99 per option. The total intrinsic value of options exercised during the three months ended March 31, 2006, was $465,000. The total intrinsic value of options exercised during the three months ended March 31, 2005 was $675,000.

      SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are expected to vest. As a result, for most awards, recognized stock compensation expense was reduced by estimated forfeitures primarily based on historical forfeiture rates of 6.9%. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

      The following pro forma disclosures present the Corporation’s consolidated net income and diluted earnings per share, determined as if the Corporation had recognized compensation expense for its employee stock options based on the estimated fair value of the option at the date of grant amortized over the vesting period of options:

(Dollars in thousands, except per share amounts)	Three Months Ended March 31, 2005
Net Income, as reported	$3,071
Less pro forma expense related to options granted, net of tax	(53)

Pro forma net income	$3,018

Pro forma net income per share:
Basic - as reported	$0.32
Basic - pro forma	0.32

Diluted - as reported	$0.31
Diluted - pro forma	0.31

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and accompanying notes, and the December 31, 2005 audited consolidated financial statements and accompanying notes included in our recent Annual Report on Form 10-K.

This section contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of national and regional economic trends on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank’s ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the Bank’s market area; fluctuation in demand for the Bank’s products and services; the Corporation’s ability to attract and retain qualified people, and other factors. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed since the audited statements, please see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the three months ended March 31,
	2006	2005
Return on average assets	1.04%	1.10%
Return on average stockholders’ equity	12.03	12.82
Average stockholders’ equity to average assets	8.65	8.60
Other expenses to average assets	1.93	1.99
Efficiency ratio	54.17	53.53
Average interest-bearing assets to average interest-bearing liabilities	111.91	111.79

CHANGES IN FINANCIAL CONDITION

    Total assets increased 2.9% or $34.7 million to $1.25 billion at March 31, 2006, compared to $1.21 billion at December 31, 2005. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 5.0% or $43.1 million to $910.1 million at March 31, 2006, from $867.0 million at December 31, 2005.

    Investment securities increased $4.6 million to $252.2 million at March 31, 2006, compared to $247.6 million at December 31, 2005. The investment portfolio is concentrated in the securities of Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the three months ended March 31, 2006, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and agency notes in the portfolio as of March 31, 2006, are rated AAA.

(Dollars in thousands)	MARCH 31, 2006
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$50,721	$134	$11	$76	$813	$49,977
Agency notes	95,813	-	-	682	3,078	92,053
	$146,534	$134	$11	$758	$3,891	$142,030

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$26,611	$-	$2	$55	$1,215	$25,343
Agency notes	70,835	-	-	419	2,930	67,486
Corporate/other	775	-	-	-	-	775
	$98,221	$-	$2	$474	$4,145	$93,604

(Dollars in thousands)	DECEMBER 31, 2005
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$47,847	$16	$14	$71	$383	$47,423
Agency notes	95,822	-	-	2,258	391	93,173
	$143,669	$16	$14	$2,329	$774	$140,596

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$23,830	$-	$8	$188	$601	$23,049
Agency notes	70,827	-	-	376	1,845	68,606
Corporate/other	465	-	-	-	-	465
	$95,122	$-	$8	$564	$2,446	$92,120

    We currently hold 22 securities in our available-for-sale portfolio and 18 securities in our held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses are due to increases in interest rates and are not related to credit deterioration. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time we believe to be sufficient for a market price recovery. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

    At March 31, 2006, the Bank held Federal Home Loan Bank (FHLB) of Seattle stock of $11.9 million. In December 2004, the FHLB of Seattle abandoned its practice of repurchasing stock that was not needed to support outstanding advances and announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board. In May 2005, the Finance Board accepted the Seattle bank’s three-year plan. To meet the Finance Board’s conditions under the three-year plan, the Seattle bank’s board adopted a resolution that suspends dividends on all classes of stock. The Seattle bank anticipates a period of low or negative profitability that may last up to three years. Since December 2004, the Seattle bank board has suspended all Class B(1) stock repurchases and allowed limited Class B(2) stock repurchases.

Loan Portfolio

    Virtually all the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area for a wide array of purposes. Included in the business loan total are loans secured by real estate where the borrower is the primary tenant of the property. Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The vast majority of these projects focus on entry-level homes and/or first trade-up homes. Commercial real estate loans fund small, non-owner occupied buildings. Home equity and consumer loans are primarily second mortgages on the borrower’s primary residence. These loans comprise 77% of the home equity and consumer portfolio. The balance of this category is non-residential, e.g. automobiles, credit cards, or boats.

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

    As displayed in the following table, net loans increased by $43.1 million to $910.1 million as of March 31, 2006, compared to $867.0 million at December 31, 2005. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans, grew $47.6 million to $748.7 million as of March 31, 2006, compared to $701.1 million as of December 31, 2005

    Consumer loans decreased $1.6 million to $30.5 million. Residential loans increased by $7.4 million to $102.8 million. Multifamily loans decreased $10.1 million to $41.9 million.

    The following summary reflects the Bank’s loan portfolio as of the dates indicated:

Types of Loans	March 31,	% of	December 31,	% of
(Dollars in thousands)	2006	Portfolio	2005	Portfolio

Business	$423,954	45.9%	$394,034	44.8%
Real estate construction (net)	177,158	19.2	165,957	18.8
Commercial real estate	147,549	16.0	141,109	16.0
Consumer	30,531	3.3	32,160	3.7
Residential real estate	102,799	11.1	95,429	10.8
Multifamily real estate	41,949	4.5	52,057	5.9
Total loans	$923,940	100.0%	$880,746	100.0%
Deferred loan fees	(3,379)		(3,443)
Loans	$920,561		$877,303

(Loans held for sale are included in residential loans, and at less than 1% of total loans, are not considered material.)

Deposits, Other Borrowings, and Shareholder Equity

    Checking account deposits increased as the Bank continued to focus its branch activities on deposit generation in general and checking/transaction accounts in particular. In June 2005, the Bank launched its High Performance Checking (HPC) program to accelerate deposit growth. As of March 31, 2006, HPC accounts held $24.7 million of checking deposits. Total deposits decreased by $15.1 million from $795.8 million at December 31, 2005 to $780.0 million at March 31, 2006. Most of the decrease occurred in CD’s as the Bank chose to let some balances run off, replacing them with non-deposit sources of funds, rather than pay higher rates offered in the deposit market.

    The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	March 31,	% of	December 31,	% of
	2006	Deposits	2005	Deposits
Checking accounts	$121,359	15.6%	$120,468	15.1%
Savings & MMDA	199,872	25.6	196,790	24.8
CD's	458,762	58.8	478,510	60.1
	$779,993	100.0%	$795,768	100.0%

    FHLB of Seattle advances increased by $15.0 million from $236.0 million at December 31, 2005 to $251.0 million at March 31, 2006. Securities sold under agreements to repurchase increased $2.1 million to $72.0 million during the quarter. The Bank used structured advances and repurchase agreements to obtain lower rates.

    Stockholders’ equity increased by $1.7 million from $105.2 million at December 31, 2005 to $106.9 million at March 31, 2006. The increase is primarily attributable to the retention of net income for the period less dividend payments. The Corporation’s fifteenth consecutive cash dividend, which was declared March 29, 2006, reduced stockholders’ equity by $867,000. Accumulated other comprehensive income decreased by $931,000 due to a mark-to-market adjustment of the available-for-sale securities portfolio, to a negative $2.9 million as of March 31, 2006.

Asset Quality

    Non-performing assets (non-performing loans and real estate owned) totaled $660,000 and $2.1 million at March 31, 2006 and December 31, 2005, respectively. Non-performing loans, which are those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, decreased to $660,000 at March 31, 2006, compared to $2.0 million at December 31, 2005. Of the $660,000, $653,000 were business and construction loans, none were residential, and $7,000 were consumer loans. There was no real estate owned (REO) and other repossessed assets as of March 31, 2006 compared to $101,000 at December 31, 2005.

    At March 31, 2006, the Bank’s allowance for loan losses totaled $10.5 million compared to $10.3 million at December 31, 2005. The allowance for loan losses was 1.14% of total loans outstanding at March 31, 2006 compared to 1.16% at December 31, 2005. The allowance for loan losses was 1,592% of non-performing loans at March 31, 2006. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management’s projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and an increase in the portfolio of these loan types. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

    During the quarter ended March 31, 2006, loan charge-offs equaled $47,000 while recoveries were $52,000 resulting in net recoveries of $5,000.

    The following table provides summary information concerning asset quality as of and for the three months ended March 31, 2006 and December 31, 2005, respectively:

	March 31,	December 31,
	2006	2005
Non-performing loans to total assets	0.05%	0.16%
Non-performing loans to total loans outstanding	0.07	0.23
Non-performing assets to total assets	0.05	0.17
Allowance for loan losses to non-performing loans	1,592	516
Allowance for loan losses to total loans	1.14	1.16
Net charge-offs to total loans	0.00	0.00

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2006 and 2005

General

    Net income increased 3.3% to $3.2 million for the three months ended March 31, 2006 compared to $3.1 million during the comparable period in 2005. Diluted net income per share was $0.32 for the quarter ended March 31, 2006 and $0.31 per share for the quarter ended March 31, 2005, an increase of 3.2%. Net interest income before provision for loan losses increased $746,000 to $9.5 million for the quarter ended March 31, 2006. Other income decreased by $275,000 to $1.3 million for the quarter ended March 31, 2006. Other expense increased $322,000 to $5.9 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

Net Interest Income

    Net interest income increased 8.5% or $746,000 to $9.5 million for the three months ended March 31, 2006 compared to $8.8 million for the three months ended March 31, 2005. Average interest earning assets increased $98.8 million or 9.4% to $1.2 billion for the three months ended March 31, 2006 compared to the same period in 2005. Average total loans (including loans held for sale) increased $74.7 million to $898.2 million and average investment securities decreased $20.1 million to $248.5 million for the three months March 31, 2006 compared to the same quarter of the prior year.
	At or for the three months ended March 31,
	2006	2005
	(dollars in thousands)
Average interest earning assets	$1,151,619	$1,052,860
Average interest bearing liabilities	1,029,080	941,853
Yield on interest earning assets	6.53%	5.97%
Cost of interest bearing liabilities	3.60	2.94
Net interest spread	2.93	3.03
Net interest margin	3.31	3.34

    The net interest margin decreased 3 basis points to 3.31% for the three months ended March 31, 2006 compared to the same quarter the prior year. The yield on interest earning assets increased 56 basis points to 6.53% for the three months ended March 31, 2006, compared to 5.97% for the three months ended March 31, 2005. The cost of funds increased 66 basis points to 3.60% for the three months ended March 31, 2006 compared to 2.94% for the same period in 2005.

    The yield on assets increased as the rates rose and loans increased as a percentage of earning assets. Funding costs also rose as the cost of liabilities increased and the rates paid on deposits rose with the level of short-term interest rates. Deposits continued to reprice to higher rates throughout the quarter.

Provision for Loan Losses

    Cascade’s provision for loan losses was $250,000 for the three months ended March 31, 2006. The provision was $245,000 for the same period in 2005. The provision is based on the size and composition of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience. The provision was larger in 2006 due to the overall growth in the portfolio.

Other Income

    Other income decreased $275,000 or 17.2% to $1.3 million for the three months ended March 31, 2006 as compared to $1.6 million for the three months ended March 31, 2005. Other income for the first quarter of 2005 benefited from a $225,000 gain on the termination of interest rate swaps. For the three months ended March 31, 2006, checking fee income declined to $756,000 compared to $776,000 for the same period in the prior year. The results for the first quarter of 2005 contained $96,000 in back payments from a vendor. Gain on sale of loans increased $9,000 from $30,000 to $39,000 for the three months ended March 31, 2006. Other service fee income increased $44,000 to $256,000 for the quarter. There was no gain on the sale of investment securities compared to $12,000 for the same quarter in 2005.

    While the Corporation is pursuing many avenues to augment its other (non-interest) income, it will continue to focus on replacing the gain on sale of securities and loans with higher service fees and net interest income in the near future.

Other Expense

    Other expense was $5.9 million for the three months ended March 31, 2006 compared with $5.6 million for the three months ended March 31, 2005.

    Salary and employee benefit expenses increased $62,000 to $3.2 million during the three months ended March 31, 2006 compared to the same quarter last year, which is the amount of option expense taken in the first quarter of 2006. The remaining other operating expense categories totaled $2.7 million for the three months ended March 31, 2006. For the same period in 2005, other operating expenses were $2.4 million.

    Federal income tax expenses increased $43,000 to $1.5 million, an increase of 2.9% during the three months ended March 31, 2006 compared to the same period last year. For the three months ended March 31, 2006, the Corporation’s effective tax rate was 33%. Tax benefits related to bank-owned life insurance and interest on tax-exempt loans accounted for the difference from the “expected” Federal income tax rate of 35% during each of the periods.

Segment Results

    The following is a summary of selected operating segment information for the three month periods ended March 31, 2006 and 2005. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. All amounts are in thousands.

For the three months ended March 31, 2006
	BUSINESS	RESI- DENTIAL	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,680	$283	$2,987	$1,171	$247	$902	$9,270
Other income	44	67	7	-	904	303	1,325
Other expense	322	105	86	85	447	4,830	5,875
Contribution before overhead	3,402	245	2,908	1,086	704	(3,625)	4,720
Support transfer	1,563	397	754	782	129	(3,625)	-
Income before provision for federal income tax	1,839	(152)	2,154	304	575	-	4,720
Provision for federal income taxes	604	(50)	706	99	189	-	1,548
Net income (loss)	$1,235	$(102)	$1,448	$205	$386	$-	$3,172

Inome Property includes Commercial Real Estate and Multifamily lending.

For the three months ended March 31, 2005

	BUSINESS	RESI- DENTIAL	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,807	$132	$1,633	$2,006	$273	$678	$8,529
Other income	36	77	4	-	893	590	1,600
Other expense	392	130	117	246	440	4,228	5,553
Contribution before overhead	3,451	79	1,520	1,760	726	(2,960)	4,576
Support transfer	1,065	379	398	1,012	106	(2,960)	—
Income before provision for federal income tax	2,386	(300)	1,122	748	620	—	4,576
Provision for federal income taxes	785	(99)	369	246	204	—	1,505
Net income (loss)	$1,601	$(201)	$753	$502	$416	$—	$3,071

Inome Property includes Commercial Real Estate and Multifamily lending.

    Interest income is assigned based upon the loans held by that line of business. Investment income is assigned to Administration. Interest expense is allocated based upon the Corporation’s cost of funds and the average maturity of the line of business’s assets. Overhead is allocated on the basis of average total assets.

Liquidity and Sources of Funds

    The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; and deposit withdrawals. As of March 31, 2006, Cascade had $93.3 million of construction loans in process, $79.6 million in unused business lines of credit, $24.8 million in unused consumer lines of credit including credit cards and $29.6 million in other un-disbursed commitments. Recent history indicates construction lines will be funded at 66% of commitments at any point in time. Historically, the Bank’s business customers use 43% of their lines at any given time. About 45% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Corporation’s condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2006 contributed $6.5 million to liquidity compared to $7.7 million for the three months ended March 31, 2005.

    Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances, and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $251.0 million as of March 31, 2006, and $236.0 million at December 31, 2005.

    Subject to the availability of eligible collateral, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $436 million at current asset levels, subject to certain requirements. At March 31, 2006, the Bank had $251 million in advances and an unused line of credit from the FHLB-Seattle of approximately $185 million. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a flexible source of funding. At March 31, 2006 the Bank had $72.0 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $19.7 million at the end of the quarter and $45.4 million as of December 31, 2005. Commercial real estate loans totaling $359.1 million are being used as an alternative source of collateral. The Bank also has a total of $33.0 million in Fed funds lines with its correspondent banks and a $17.8 million line of credit at the Federal Reserve Bank of San Francisco, none of which were used during the quarter.

Capital Resources

    The Corporation’s usual main source of capital is the retention of its net income. The Corporation also receives capital through the exercise of options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade’s stock, which they have held for a minimum of six months, to exercise options.

    At its June 2004 meeting, the Board of Directors authorized a stock repurchase program of up to 200,000 shares of the Corporation’s stock. As of May 31, 2005, the expiration date of the program, 41,791 shares had been repurchased during the year. The Board of Directors authorized a new stock repurchase program of up to 200,000 shares of the Corporation’s stock at its May 2005 meeting. While there were approximately 5,500 shares tendered by an employee to exercise options, as of March 31, 2006, there were no shares repurchased under this program. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to attempt to offset the dilution created by the exercise of stock options and other stock grants; see Part II - Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

    On March 30, 2006, Cascade Capital Trust III issued $10 million in par value junior subordinated debentures. These securities have a fixed coupon of 6.65% for the first 5 years and then float at 3-month LIBOR plus 1.40% for the remaining 25 years. Cascade Capital Trust III is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation.

    On December 15, 2004, Cascade Capital Trust II issued $5 million in par value junior subordinated debentures. These securities have a fixed coupon of 5.82% for the first 5 years and then float at 3-month LIBOR plus 1.90% for the remaining 25 years. The structure of Cascade Capital Trust II is identical to Cascade Capital Trust III.

    On March 1, 2000, Cascade Capital Trust I issued $10 million par value trust preferred securities. The structure of Cascade Capital Trust I is identical to Cascade Capital Trust III. In keeping with the adoption of FIN 46R, the Corporation’s balance sheet has replaced “trust preferred securities” with “junior subordinated debentures payable,” although there have been no changes in terms of the underlying obligations. The Trust has been deconsolidated upon adoption of FIN 46R at December 31, 2003 and did not have a significant impact on the Corporation’s financial condition or results of operations.

Capital Requirements

    Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold capital equal to 4% of its assets and 8% of its risk-weighted assets. As of March 31, 2006, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.19 billion and $1.03 billion respectively. The related excess capital amounts as of March 31, 2006 are presented in the following table (dollars in thousands):

Core capital	Amount	Percentage
Tier 1 (Core) capital	$107,669	9.03%
Less: Minimum requirement	47,679	4.00
Excess	$59,990	5.03%

Risk-based capital	Amount	Percentage
Risk-based capital	$118,178	11.51%
Less: Minimum requirement(1)	82,109	8.00
Excess	$36,069	3.51%
(1) Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of March 31, 2006, which requires a core capital to assets of at least 6% and a risk-based capital to assets of at least 10%.

    The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of March 31, 2006, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 9.13% and a risk-based ratio of 11.61%.

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

    Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of March 31, 2006, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and the adjusted capital/asset ratios. As of March 31, 2006, the Bank’s fair value of equity decreases 20.3% in the up 200 basis point scenario and 4.7% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 8.9% in the up 200 basis point scenario and 10.1% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income decreases 5.4% in the up 200 basis point scenario and increases 0.8% in the down 200 basis point scenario, both are within the guideline of a 10% decline.

    The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all 15 and 30 year fixed rate loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Banks loan portfolio by rate type at March 31, 2006.

Type	Percentage
Variable	27%
Adjustable	44%
Fixed	29%

    The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of March 31, 2006, $241.0 million ($25 million of which is a 3-month LIBOR adjustable) in long-term advances had original maturities greater than one year, none had original maturities of less than one year. Currently, $5.0 million in long-term advances and $10 million cash management advances have remaining maturities less than one year. Of the total amount, $212.0 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. The FHLB would exercise this option as interest rates rise.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of March 31, 2006. The Registrant's Chief Executive
Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

    In the quarter ended March 31, 2006, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

    The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A. Risk Factors

    Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2005 for further information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased(1)	Paid per Share	Announced Plan	Under the Plan(2)
January 1, 2006	January 31, 2006	-	$-	-	199,362
February 1, 2006	February 28, 2006	-	-	-	199,362
March 1, 2006	March 31, 2006	5,473	18.27	-	199,362
Total		5,473	$18.27	-	199,362

1) During the period presented, there were 5,473 shares purchased, which were acquired at current market value as consideration for the exercise of fully vested options.
2) In May 2005, the Corporation announced a new stock repurchase plan to purchase up to 200,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2006.

Item 3. Defaults upon Senior Securities

    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5. Other information

    Not applicable

Item 6. Exhibits

(a) Exhibits
3.1 (i)	Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Registration Statement on Form S-4 (File No. 33-83200)).
3.2 (ii)	Amendment to the Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Form 8-K filed September 27, 2005 (File No. 0-25286)).
3.3 (ii)	Amended and restated Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Form 8-K filed March 29, 2006 (File No. 0-25286)).
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
(b) Reports on Form 8-K

    On January 25, 2006, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the fourth quarter ended December 31, 2005, under Items 2.02 and 9.01 of Form 8-K.

    On March 29, 2006, the Corporation filed a Form 8-K reporting an amendment and restatement to Cascade’s Bylaws, under Item 5.03 and 9.01 of Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION
May 8, 2006	/s/ Lars H. Johnson
By: Lars H. Johnson,
Its: Executive Vice President
(Chief Financial Officer)