Form 10-Q/A
period 2006-03-31
CASCADE FINANCIAL CORP
filed 2006-06-15
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A
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

CASCADE FINANCIAL CORPORATION
June 15, 2006	/s/ Lars H. Johnson
By: Lars H. Johnson,
Its: Executive Vice President
(Chief Financial Officer)