Form 10-Q
period 2006-06-30
CASCADE FINANCIAL CORP
filed 2006-08-04
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2006
Common Stock ($.01 par value)	12,076,793

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2006

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Cash on hand and in banks	$25,699	$16,616
Interest-bearing deposits in other institutions	11,057	14,493
Securities available-for-sale	136,380	140,596
Securities held-to-maturity	97,858	95,122
Federal Home Loan Bank (FHLB) Stock	11,920	11,920
Loans, net	943,338	867,049
Goodwill and intangibles, net	26,044	26,121
Premises and equipment, net	12,023	12,270
Cash surrender value of bank-owned life insurance	17,637	17,313
Deferred tax asset	1,619	568
Accrued interest receivable and other assets	10,794	9,716
TOTAL ASSETS	$1,294,369	$1,211,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$845,711	$795,768
Federal Home Loan Bank advances	233,000	236,000
Securities sold under agreements to repurchase	70,995	51,058
Junior subordinated debentures payable	24,970	15,212
Advance payments by borrowers for taxes and insurance	949	689
Dividends payable	905	864
Accrued interest payable, expenses and other liabilities	9,317	7,000
TOTAL LIABILITIES	1,185,847	1,106,591

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 12,068,200 shares at June 30,
2006, and 9,603,787 shares at December 31, 2005	121	96
Additional paid-in capital	38,773	38,149
Retained earnings, substantially restricted	73,529	68,945
Accumulated other comprehensive (loss)	(3,901)	(1,997)
TOTAL STOCKHOLDERS’ EQUITY	108,522	105,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,294,369	$1,211,784

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Loans	$17,280	$14,147	$33,203	$27,303
Securities available-for-sale	1,729	1,391	3,424	2,693
Securities held-to-maturity	1,155	1,092	2,268	2,167
FHLB stock dividends	-	-	-	49
Interest-earning deposits	85	36	141	54
Total interest income	20,249	16,666	39,036	32,266
Interest expense:
Deposits	6,849	4,302	12,782	7,846
FHLB advances and repurchase agreements	3,203	2,918	6,209	5,927
Junior subordinated debentures	509	295	836	568
Total interest expense	10,561	7,515	19,827	14,341
Net interest income	9,688	9,151	19,209	17,925
Provision for loan losses	300	250	550	495
Net interest income after provision for loan losses	9,388	8,901	18,659	17,430
Other income:
Gain on sale of loans	42	434	81	464
Gain on sale of securities available-for-sale	-	-	-	13
Net (loss) gain on sale of REO	-	-	(27)	33
Checking service fees	862	767	1,618	1,543
Other service fees	360	207	616	420
BOLI	191	190	377	378
Other	118	69	232	416
Total other income	1,573	1,667	2,897	3,267
Other expenses:
Salaries and employee benefits	3,092	3,012	6,250	6,180
Option expense	76	-	139	-
Occupancy	853	823	1,742	1,630
Marketing	272	268	526	353
Data processing	103	172	206	317
Prepayment fees on FHLB advances	-	73	-	73
Other	1,640	1,428	3,048	2,776
Total other expenses	6,036	5,776	11,911	11,329
Income before provision for federal income taxes	4,925	4,792	9,645	9,368
Provision for federal income taxes	1,598	1,577	3,145	3,082
Net income	$3,327	$3,215	$6,500	$6,286

Net income per common share, basic	$0.28	$0.27	$0.54	$0.53
Weighted average number of shares outstanding, basic	12,058,708	11,966,470	12,038,318	11,968,400

Net income per share, diluted	$0.27	$0.26	$0.53	$0.51
Weighted average number of shares outstanding, diluted	12,370,324	12,288,856	12,355,573	12,317,831

Dividends declared per share	$0.075	$0.064	$0.147	$0.128

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three months ended		Six months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income	$3,327	$3,215	$6,500	$6,286
Increase in unrealized (loss) gain on securities
available-for-sale, net of tax (benefit) expense
of $(524) and $874 for the three months
ended June 30, 2006, and 2005, respectively,
and $(1,025) and $233 for the six months
June 30, 2006, and 2005, respectively	(973)	1,623	(1,904)	399
Increase in unrealized gain on swaps
Available-for-sale, net of tax expense
of $0 and $0 for the three months
ended June 30, 2006, and 2005, respectively,
and $0 and $114 for the six months
June 30, 2006, and 2005, respectively	-	-	-	212
Less reclassification adjustment for (loss) on securities
included in net income, net of tax (benefit) of $0
and $0 for the three months ended June 30, 2006,
and 2005, respectively, and $0 and $(4)
for the six months ended June 30, 2006, and
2005, respectively.	-	-	-	(8)
Less reclassification adjustment for (loss) on swaps
included in net income, net of tax (benefit) of
$0 and $0 for the three months ended June 30,
2006, and 2005, respectively, and $0 and $(96)
for the six months ended June 30, 2006, and
2005, respectively.	-	-	-	(179)
Comprehensive Income	$2,354	$4,838	$4,596	$6,710

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,500	$6,286
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of premises and equipment	990	922
Provision for losses on loans	550	495
Increase in cash surrender value of bank-owned life insurance	(324)	(329)
Amortization of retained servicing rights	6	-
Amortization of core deposit intangible	71	88
Deferred federal income taxes	(26)	(17)
Deferred loan fees, net of amortization	(2)	411
Stock-based compensation	139	-
Net gain on sales of securities available-for-sale	-	(13)
Net (loss) gain on sales of real estate owned, investment property and
other repossessed assets	(27)	(33)
Federal Home Loan Bank stock dividend received	-	(49)
Excess tax benefits from share-based payment arrangements	(104)	-
Net (increase) decrease in accrued interest receivable and other assets	(1,604)	1,333
Net increase in accrued interest payable, expenses and other liabilities	2,421	308
Net cash provided by operating activities	8,590	9,402

Cash flows from investing activities:
Loans originated, net of principal repayments	(76,964)	(52,871)
Purchases of securities held-to-maturity	(3,744)	(5,054)
Principal repayments on securities held-to-maturity	1,008	2,659
Principal repayments on securities available-for-sale	7,004	11,693
Purchases of securities available-for-sale	(5,716)	(20,000)
Proceeds from sales of securities available-for-sale	-	1,532
Purchases of premises and equipment	(925)	(1,031)
Proceeds from sales/retirements of premises and equipment	183	26
Proceeds from loan participations sold	125	(1,268)
Net cash used in investing activities	(79,029)	(64,314)

Subtotal, carried forward	$(70,439)	$(54,912)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months Ended
	June 30,
	2006	2005

Subtotal, brought forward	$(70,439)	$(54,912)

Cash flows from financing activities:
Proceeds from issuance of common stock	414	613
Excess tax benefits from share-based payment arrangements	104	-
Dividends paid	(1,732)	(1,530)
Repurchase of common stock	(150)	(827)
Net increase in deposits	49,943	68,709
Net decrease in Federal Home Loan Bank advances	(3,000)	(5,000)
Net increase in securities sold under agreements to repurchase	19,937	144
Proceeds from Trust Preferred Securities issued	10,310	-
Net increase in advance payments by borrowers for taxes and insurance	260	338
Net cash provided by financing activities	76,086	62,447
Net increase in cash and cash equivalents	5,647	7,535

Cash and cash equivalents at beginning of period	31,109	13,029
Cash and cash equivalents at end of period	$36,756	$20,564

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$25,032	$17,302
Federal income taxes	3,600	3,245

Supplemental schedule of noncash investing activities:
Mark-to-market on securities available-for-sale	2,929	1,111
Tax benefit of non-qualified options exercised	104	-
Retirement of common stock in retained earnings	142	-
Dividends declared	1,772	1,532

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

1.  Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its subsidiary, Cascade Bank (the “Bank” or “Cascade). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

    Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2005, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation’s December 31, 2005 Annual Report on Form 10-K.

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

3.  Trust Preferred Securities

    On March 30, 2006, Cascade Capital Trust III issued $10 million in par value trust preferred securities. These securities have a fixed coupon of 6.65% for the first 5 years and then float at 3-month LIBOR plus 1.40% for the remaining 25 years. In accordance with FIN 46R, the Trust is not consolidated in the Corporation’s financial statements.

4.   Stockholders’ Equity

    a) Earnings Per Share

    The following table presents the computation of basic and diluted net income per share for the three and six-month period ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands, except share and per share amounts)
Numerator:
Net income	$3,327	$3,215	$6,500	$6,286

Denominator:
Denominator for basic net income per share-
Weighted average shares	12,058,708	11,966,470	12,038,318	11,968,400
Effect of dilutive securities:
Stock options	311,616	322,386	317,255	349,431
Denominator for diluted net income per share-
Weighted average shares and assumed
conversion of dilutive stock options	12,370,324	12,288,856	12,355,573	12,317,831

Basic net income per share	$0.28	$0.27	$0.54	$0.53
Diluted net income per share	$0.27	$0.26	$0.53	$0.51

    For the quarters ended June 30, 2006, and 2005, there were anti-dilutive options to purchase shares of 216,818 and 135,635 respectively, excluded from the above calculation. For the six month periods ended June 30, 2006, and 2005, there were anti-dilutive options to purchase shares of 171,471 and 106,228 respectively, excluded from the above calculation.

    b) Dividends

    On June 21, 2006, the Corporation announced its sixteenth consecutive quarterly cash dividend payment. The dividend was $0.075 per share and was paid on July 26, 2006, to shareholders of record as of July 12, 2006.

    On April 25, 2006, the Corporation declared a 5-for-4 stock split payable on May 19, 2006, to shareholders of record as of May 5, 2006. Average shares outstanding, stock options, net income per share and book value per share for all periods presented have been retroactively adjusted to reflect the stock split.

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

Changes in total options outstanding for the six months ended June 30, 2006, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2005	732,253	$7.72	5.85	$-
Granted	96,037	15.00	9.99	-
Exercised	(48,748)	5.14	-	-
Forfeited/Canceled	-	-	-	-
Outstanding on March 31, 2006	779,542	$8.78	6.21	$5,054,421
Granted	-	-	-	-
Exercised	(19,739)	4.87	-	-
Forfeited/Canceled	(6,233)	9.04	-	-
Outstanding on June 30, 2006	753,570	$8.88	6.00	$4,995,360

Exercisable on June 30, 2006	403,900	$6.35	4.53	$3,695,187

    All amounts have been adjusted retroactively to reflect the 5-for-4 stock split paid in May 2006.

    There were 96,037 options granted during the six month period ended June 30, 2006. The unrecognized share-based compensation cost related to stock option expense at June 30, 2006, is $575,719, which will be recognized over the expected term of approximately five years.

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

Key assumptions used in determining the fair value of options granted during the six months ended June 30, 2006, follows:

Expected price volatility	24.0%
Risk-free interest rate	4.5%
Dividend yield on underlying stock	2.0%
Weighted-average expected life in years	5.1

    The total options authorized were 1,355,509. There were no options granted during the three months ended June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006, was $682,000. The total intrinsic value of options exercised during the six months ended June 30, 2005, was $746,000.

    Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The Bank uses historical information for its key assumptions. The Bank has collected a long history of option activity and feels that this historical information presents the best basis for future projections. The risk-free interest rate was selected based upon U.S. Treasury issues with a term equal to the expected life of the option being valued at the time of the grant.

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

    The following pro forma disclosures present the Corporation’s consolidated net income and diluted earnings per share, determined as if the Corporation had recognized compensation expense for its employee stock options based on the estimated fair value of the option at the date of grant amortized over the vesting period of options:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income	(dollars in thousands, except per share amounts)
As reported	$3,215	$6,286
Less FAS 123 compensation costs	30	84
Pro forma	$3,185	$6,202

Net income per common share
Basic
As reported	$0.27	$0.53
Pro forma	0.26	0.52
Diluted
As reported	$0.26	$0.51
Pro forma	0.26	0.50

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

Selected Financial Data

    The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2006	2005	2006	2005
Return on average assets	1.05%	1.12%	1.05%	1.11%
Return on average stockholders’ equity	12.42	13.27	12.23	13.04
Average stockholders’ equity to average assets	8.46	8.45	8.55	8.52
Other expenses to average assets	1.91	2.01	1.92	2.00
Efficiency ratio	53.60	53.39	53.89	53.46
Average interest-bearing assets to
average interest-bearing liabilities	111.71	111.71	111.81	111.75

CHANGES IN FINANCIAL CONDITION

    Total assets increased 6.6% or $82.6 million to $1.29 billion at June 30, 2006, compared to $1.21 billion at December 31, 2005. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 8.8% or $76.3 million to $943.3 million at June 30, 2006, from $867.0 million at December 31, 2005.

    Total investment securities decreased $1.4 million to $246.2 million at June 30, 2006, compared to $247.6 million at December 31, 2005. The investment portfolio is concentrated in the securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the six months ended June 30, 2006, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE securities in the portfolio as of June 30, 2006, are rated AAA.

(Dollars in thousands)	JUNE 30, 2006
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$46,588	$-	$6	$239	$1,097	$45,258
Agency notes	95,793	-	-	933	3,738	91,122
	$142,381	$-	$6	$1,172	$4,835	$136,380

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$26,238	$-	$1	$114	$1,563	$24,562
Agency notes	70,845	-	-	556	3,494	66,795
Corporate/other	775	-	-	-	-	775
	$97,858	$-	$1	$670	$5,057	$92,132

(Dollars in thousands)	DECEMBER 31, 2005
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$47,847	$16	$14	$71	$383	$47,423
Agency notes	95,822	-	-	2,258	391	93,173
	$143,669	$16	$14	$2,329	$774	$140,596

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$23,830	$-	$8	$188	$601	$23,049
Agency notes	70,827	-	-	376	1,845	68,606
Corporate/other	465	-	-	-	-	465
	$95,122	$-	$8	$564	$2,446	$92,120

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

    At June 30, 2006, the Bank held Federal Home Loan Bank (FHLB) of Seattle stock of $11.9 million. In December 2004, the FHLB of Seattle abandoned its practice of repurchasing stock that was not needed to support outstanding advances and announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board. In May 2005, the Finance Board accepted the Seattle bank’s three-year plan. To meet the Finance Board’s conditions under the three-year plan, the Seattle bank’s board adopted a resolution that suspends dividends on all classes of stock. Although the Seattle bank showed a modest profit for the first six months of 2006, it anticipates a period of low profitability or losses that may last up to three years.

Loan Portfolio

    Virtually all of the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area for a wide array of purposes. Included in the business loan total are loans secured by real estate where the borrower is the primary tenant of the property. Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The vast majority of these projects focus on entry-level homes and/or first trade-up homes. Commercial real estate loans fund small, non-owner occupied buildings.

    Retail loans consist of residential, home equity and consumer loans. Residential loans, held in the Bank’s portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells almost all of those loans into the secondary market on a best efforts, servicing released basis. Home equity and consumer loans, which are primarily second mortgages on the borrower’s primary residence, comprise ---77.1% of the home equity and consumer portfolio. The balance of this category is non-residential, e.g. automobiles, credit cards, or boats. Multifamily loans are usually adjustable rate loans secured by mortgages on properties with five or more units.

    Net loans increased by $76.3 million to $943.3 million as of June 30, 2006, compared to $867.0 million at December 31, 2005. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans, grew $85.4 million to $786.5 million as of June 30, 2006, compared to $701.1 million as of December 31, 2005.

    Retail loans increased $3.4 million as consumer loans decreased $2.2 million to $30.0 million and residential loans increased by $5.6 million to $101.1 million. Multifamily loans decreased $12.1 million to $40.0 million.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

Types of Loans	June 30,	% of	December 31,	% of
(Dollars in thousands)	2006	Portfolio	2005	Portfolio

Business	$433,679	45.3%	$394,034	44.8%
Real estate construction (net)	213,614	22.3	165,957	18.8
Commercial real estate	139,178	14.5	141,109	16.0
Retail	131,040	13.7	127,589	14.5
Multifamily real estate	40,007	4.2	52,057	5.9
Total loans	$957,518	100.0%	$880,746	100.0%
Deferred loan fees	(3,442)		(3,443)
Loans	$954,076		$877,303

     (Loans held for sale are included in retail loans, and at less than 1% of total loans, are not considered material.)

Deposits, Other Borrowings, and Shareholder Equity

    Checking account deposits increased as the Bank continued to focus its branch activities on deposit generation in general and checking/transaction accounts in particular. In June 2005, the Bank launched its High Performance Checking (HPC) program to accelerate deposit growth. As of June 30, 2006, HPC accounts held $28.5 million of checking deposits. Total deposits increased by $49.9 million from $795.8 million at December 31, 2005, to $845.7 million at June 30, 2006. Most of the decrease occurred in CDs as the Bank chose to let some balances run off, replacing them with Money Market Deposit Accounts (MMDA) and/or non-deposit sources of funds, rather than pay higher rates offered in the deposit market.

    The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	June 30,	% of	December 31,	% of
	2006	Deposits	2005	Deposits
Checking accounts	$123,680	14.6%	$120,468	15.1%
Savings & MMDA	268,321	31.7	196,790	24.8
CDs	453,710	53.7	478,510	60.1
	$845,711	100.0%	$795,768	100.0%

    FHLB of Seattle advances decreased by $3.0 million from $236.0 million at December 31, 2005, to $233.0 million at June 30, 2006. Securities sold under agreements to repurchase increased $19.9 million to $71.0 million for the six months ended June 30, 2006. The Bank used structured advances and repurchase agreements to obtain lower rates.

    On March 30, 2006, Cascade Financial Corporation issued $10 million in par value junior subordinated debentures. The proceeds from the issuance were invested in Cascade Bank, which used the increased capital for general corporate purposes.

    Stockholders’ equity increased by $3.3 million from $105.2 million at December 31, 2005, to $108.5 million at June 30, 2006. The increase is primarily attributable to the retention of net income for the period less dividend payments. The Corporation’s sixteenth consecutive cash dividend, which was declared June 21, 2006, reduced stockholders’ equity by $905,000. Accumulated other comprehensive income decreased by $1.9 million due to a mark-to-market adjustment of the available-for-sale securities portfolio, to a negative $3.9 million as of June 30, 2006.

Asset Quality

    Non-performing assets (non-performing loans, real estate owned and other repossessed property) totaled $392,000 and $2.1 million at June 30, 2006, and December 31, 2005, respectively. Non-performing loans, which are those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, decreased to $392,000 at June 30, 2006, compared to $2.0 million at December 31, 2005. Of the $392,000, $363,000 were business and construction loans, none were residential, and $29,000 were consumer loans. There was no real estate owned (REO) and other repossessed assets as of June 30, 2006, compared to $101,000 at December 31, 2005.

    At June 30, 2006, the Bank’s allowance for loan losses totaled $10.7 million compared to $10.3 million at December 31, 2005. The allowance for loan losses was 1.12% of total loans outstanding at June 30, 2006, compared to 1.16% at December 31, 2005. The allowance for loan losses was 2,739% of non-performing loans at June 30, 2006. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management’s projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and an increase in the portfolio of these loan types. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

    During the quarter ended June 30, 2006, loan charge-offs equaled $89,000 while recoveries were $18,000 resulting in net charge-offs of $71,000. For the six months ended June 30, 2006, net charge-offs equaled $66,000.

    The following table provides summary information concerning asset quality as of and for the quarter ended June 30, 2006, and December 31, 2005, respectively:

	June 30,	December 31,
	2006	2005
Non-performing loans to total assets	0.03%	0.16%
Non-performing loans to total loans outstanding	0.04	0.23
Non-performing assets to total assets	0.03	0.17
Allowance for loan losses to non-performing loans	2,739	516
Allowance for loan losses to total loans	1.12	1.16
Net charge-offs to total loans	0.01	0.00

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2006, and 2005
General

    Net income increased 3.1% to $3.3 million for the three months ended June 30, 2006, compared to $3.2 million during the comparable period in 2005. Diluted net income per share was $0.27 for the quarter ended June 30, 2006, and $0.26 per share for the quarter ended June 30, 2005, an increase of 3.8%. Net interest income before provision for loan losses increased $500,000 million to $9.7 million for the three months ended June 30, 2006. Other income decreased by $100,000 to $1.6 million for the quarter ended June 30, 2006. Other expense increased $200,000 to $6.0 million for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005.

    Net income for the six months ended June 30, 2006, was $6.5 million compared with $6.3 million during the comparable period in 2005. Net income per diluted share was $0.53 for the six months ended June 30, 2006, compared with $0.51 in 2005.

Net Interest Income

    Net interest income increased 5.4% or $500,000 to $9.7 million for the three months ended June 30, 2006, compared to $9.2 million for the three months ended June 30, 2005. Average interest earning assets increased $116.0 million or 10.7% to $1.20 billion for the three months ended June 30, 2006, compared to the same period in 2005. Average total loans (including loans held for sale) increased $89.0 million to $941.3 million and average investment securities increased $22.9 million to $249.6 million for the three months ended June 30, 2006, compared to the same quarter of the prior year.

	At or for the
	three months ended
	June 30,
	2006	2005
	(dollars in millions)
Average interest earning assets	$1,198	$1,082
Average interest bearing liabilities	1,072	968
Yield on interest earning assets	6.76%	6.17%
Cost of interest bearing liabilities	3.94	3.11
Net interest spread	2.82	3.06
Net interest margin	3.24	3.38

     The net interest margin decreased 14 basis points to 3.24% for the three months ended June 30, 2006, compared to the same quarter the prior year. The yield on interest earning assets increased 59 basis points to 6.76% for the three months ended June 30, 2006, compared to 6.17% for the three months ended June 30, 2005. The cost of funds increased 83 basis points to 3.94% for the three months ended June 30, 2006, compared to 3.11% for the same period in 2005. For the six months ended June 30, 2006, the net interest margin decreased 9 basis points from 3.36% to 3.27%.

    The yield on assets increased as the rates rose and loans increased as a percentage of earning assets and prime based loans repriced upward as short-term rates continued to increase. Funding costs also rose as the rates paid on deposits also rose with the level of short-term interest rates. Most of our deposit growth occurred in a MMDA product, which is offered to municipalities and is subject to weekly repricing based upon money market rates.

Provision for Loan Losses

    Cascade’s provision for loan losses was $300,000 for the three months and $550,000 for the six months ended June 30, 2006. The provision was $250,000 and $495,000 for the same period in 2005, respectively. The provision is based on the size and composition of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience. The provision was larger in 2006 due to the overall growth in the portfolio.

Other Income

    Other income decreased $100,000 or 5.9% to $1.6 million for the three months ended June 30, 2006, as compared to $1.7 million for the three months ended June 30, 2005. Other income was $2.9 million and $3.3 million for the six months ended June 30, 2006, and June 30, 2005, respectively. For the three months ended June 30, 2006, checking fee income grew to $862,000 compared to $767,000 for the same period in the prior year. Gain on sale of loans decreased $392,000 from $434,000 to $42,000 for the three months ended June 30, 2006. The results for the second quarter of 2005 were augmented by the gain on sale of multi-family loans, which netted $391,000 before tax. Other service fee income increased $153,000 to $360,000 for the quarter. There was no gain on the sale of investment securities for the three months ended June 30, 2006, and June 30, 2005.

    While the Corporation is pursuing many avenues to augment its other (non-interest) income, it will continue to focus on replacing the gain on sale of securities and loans, which enhanced earnings in prior years, with higher checking and service fees and net interest income.

Other Expense

    Other expense was $6.0 million for the three months and $11.9 million for the six months ended June 30, 2006, compared with $5.8 million for the three months and $11.3 million for the six months ended June 30, 2005.

    Salary and employee benefit expenses increased $80,000 to $3.1 million during the three months ended June 30, 2006, compared to the same quarter last year. A large portion of that increase can be attributed to the expensing of employee stock options, which is required beginning this year. Option expense was $76,000 and $139,000 for the second quarter and first half of 2006. Salary and employee benefit expenses were $6.3 million for the six month ended June 30, 2006, and $6.2 million in the same period for 2005. The remaining other operating expense categories totaled $2.9 million for the three months ended and $5.5 for the six months ended June 30, 2006. For the same period in 2005, other operating expenses were $2.8 million and $5.1 million, respectively.

    Federal income tax expenses increased $21,000 to $1.6 million, an increase of 1.3% during the three months ended June 30, 2006, compared to the same period last year. For the three months ended June 30, 2006, the Corporation’s effective tax rate was 32%. For the six months ended June 30, 2006, income tax expense was $3.1 million compared to $3.1 million in 2005, with an effective tax rate of 33%. Tax benefits related to bank-owned life insurance and interest on tax-exempt loans accounted for the difference from the “expected” Federal income tax rate of 35% during each of the periods.

Segment Results

    The following is a summary of selected operating segment information for the three and six month periods ended June 30, 2006, and 2005. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. The income property category includes commercial real estate and multifamily lending. All amounts are in thousands.

For the three months ended June 30, 2006
	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,703	$3,373	$1,143	$459	$710	$9,388
Other income	121	34	-	1,108	310	1,573
Other expense	309	103	104	555	4,965	6,036
Contribution before overhead	3,515	3,304	1,039	1,012	(3,945)	4,925
Support transfer	1,687	920	786	552	(3,945)	—
Income before provision for federal income tax	1,828	2,384	253	460	—	4,925
Provision for federal income taxes	593	774	82	149	—	1,598
Net income (loss)	$1,235	$1,610	$171	$311	$—	$3,327

For the three months ended June 30, 2005
	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,357	$1,894	$2,420	$498	$732	$8,901
Other income	2	6	391	997	271	1,667
Other expense	377	112	282	588	4,417	5,776
Contribution before overhead	2,982	1,788	2,529	907	(3,414)	4,792
Support transfer	1,258	499	1,111	546	(3,414)	—
Income before provision for federal income tax	1,724	1,289	1,418	361	—	4,792
Provision for federal income taxes	567	424	467	119	—	1,577
Net income (loss)	$1,157	$865	$951	$242	$—	$3,215

For the six months ended June 30, 2006
	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$7,383	$6,360	$2,313	$991	$1,612	$18,659
Other income	165	41	-	2,078	613	2,897
Other expense	631	189	189	1,106	9,796	11,911
Contribution before overhead	6,917	6,212	2,124	1,963	(7,571)	9,645
Support transfer	3,250	1,674	1,568	1,079	(7,571)	—
Income before provision for federal income tax	3,667	4,538	556	884	—	9,645
Provision for federal income taxes	1,196	1,480	180	289	—	3,145
Net income (loss)	$2,471	$3,058	$376	$595	$—	$6,500

For the six months ended June 30, 2005
	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$7,164	$3,527	$4,426	$903	$1,410	$17,430
Other income	38	10	391	1,967	861	3,267
Other expense	769	229	528	1,158	8,645	11,329
Contribution before overhead	6,433	3,308	4,289	1,712	(6,374)	9,368
Support transfer	2,323	897	2,123	1,031	(6,374)	—
Income before provision for federal income tax	4,110	2,411	2,166	681	—	9,368
Provision for federal income taxes	1,352	793	713	224	—	3,082
Net income (loss)	$2,758	$1,618	$1,453	$457	$—	$6,286

    Interest income is assigned based upon the loans held by that line of business. Investment income is assigned to Administration. Interest expense is allocated based upon the Corporation’s cost of funds and the average maturity of the line of business’s assets. Overhead is allocated on the basis of average total assets.

Liquidity and Sources of Funds

    The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; and deposit withdrawals. As of June 30, 2006, Cascade had $103.2 million of construction loans in process, $73.6 million in unused business lines of credit, $37.0 million in unused consumer lines of credit including credit cards and $13.6 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 67% of commitments at any point in time. Historically, the Bank’s business customers use 48% of their lines at any given time. About 45% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Corporation’s condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2006, contributed $8.6 million to liquidity compared to $9.4 million for the six months ended June 30, 2005.

    Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $11.1 million as of June 30, 2006, and $1.5 million at June 30, 2005.

    Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $452.9 million at current asset levels. At June 30, 2006, the Bank had $233.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $219.9 million. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a flexible source of funding. At June 30, 2006, the Bank had $71.0 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $20.4 million at the end of the quarter and $45.4 million as of December 31, 2005. Commercial real estate loans totaling $345.5 million are being used as a source of collateral at the FHLB. The Bank also has a total of $33.0 million in Fed funds lines with its correspondent banks and a $17.7 million line of credit at the Federal Reserve Bank of San Francisco, none of which were used during the quarter.

Capital Resources

    The Corporation’s usual main source of capital is the retention of its net income. The Corporation also receives capital through the exercise of stock options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade’s stock, which they have held for a minimum of six months, to exercise options.

    The Board of Directors authorized a stock repurchase program of up to 375,000 shares of the Corporation’s stock at its May 2006 meeting. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to attempt to offset the dilution created by the exercise of stock options and other stock grants; see Part II - Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

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

    On March 1, 2000, Cascade Capital Trust I issued $10 million par value trust preferred securities. The structure of Cascade Capital Trust I is identical to Cascade Capital Trust III. In keeping with the adoption of FIN 46R, the Corporation’s balance sheet has replaced “trust preferred securities” with “junior subordinated debentures payable,” although there have been no changes in terms of the underlying obligations. The Trust has been deconsolidated upon adoption of FIN 46R at December 31, 2003, and did not have a significant impact on the Corporation’s financial condition or results of operations.

Capital Requirements

    Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold capital equal to 4% of its assets and 8% of its risk-weighted assets. As of June 30, 2006, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.24 billion and $1.07 billion respectively. The related excess capital amounts as of June 30, 2006, are presented in the following table (dollars in thousands):

Core capital	Amount	Percentage
Tier 1 (Core) capital	$110,476	8.91%
Less: Minimum requirement	49,592	4.00
Excess	$60,884	4.91%

Risk-based capital	Amount	Percentage
Risk-based capital	$121,214	11.35%
Less: Minimum requirement(1)	85,472	8.00
Excess	$35,742	3.35%
(1) Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of June 30, 2006, which requires a core capital to assets of at least 6% and a risk-based capital to assets of at least 10%.

    The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of June 30, 2006, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 8.98% and a risk-based ratio of 11.43%.

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

    The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all 15 and 30 year fixed rate loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at June 30, 2006.

Type	Percentage
Variable	30%
Adjustable	43%
Fixed	27%

    The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of June 30, 2006, the entire portfolio of $233.0 million ($35 million of which is a 3-month LIBOR adjustable) in long-term advances had original maturities greater than one year, none had original maturities of less than one year. However, $35 million will be terminated in July and another $22.0 million in long-term advances have remaining maturities less than one year. Of the total amount, $194.0 million of these advances have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing. The FHLB would exercise this option as interest rates rise.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of June 30, 2006. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

    In the quarter ended June 30, 2006, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

    The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A. Risk Factors

    Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2005, for further information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2005 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased (1)	Paid per Share	Announced Plan	Under the Plan (2)
April 1, 2006	April 30, 2006	-	$ -	-	199,362
May 1, 2006	May 31, 2006	3,125	$15.95	-	199,362
Total		3,125	$15.95	-	199,362

1) During the period presented, there were 3,125 shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.
2) The 2005 Plan, announced in May 2005, ended on May 31, 2006.

Issuer Purchases of Equity Securities (continued)
		2006 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased (1)	Paid per Share	Announced Plan	Under the Plan (2)
June 1, 2006	June 30, 2006	-	$ -	-	375,000
Total		-	$ -	-	375,000

1) During the period presented there were not shares purchased, which would be acquired at current market values as consideration for the exercise of fully vested options.

2) In May 2006, the Corporation announced a new stock repurchase plan to purchase up to 375,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2007.

Item 3. Defaults upon Senior Securities
    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Shareholders Meeting of the Corporation was held on April 25, 2006. The shareholders re-elected four incumbent directors. Dwayne R. Lane, Dennis R. Murphy, Ronald E. Thompson and G. Brandt Westover were re-elected for terms expiring in 2009. The only issues voted on was the election of directors.

NOMINEE	FOR	AGAINST/WITHHELD
Dwayne R. Lane	8,035,129	164,454
Dennis R. Murphy	7,927,247	380,218
Ronald E. Thompson	8,003,102	228,508
G. Brandt Westover	8,044,036	146,640

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

On April 25, 2006, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the first quarter ended March 31, 2006, under Items 2.02 and 9.01 of Form 8-K.

On April 26, 2006, the Corporation filed a Form 8-K reporting a 5-for-4 stock split of the common stock of Cascade, under Item 8.01 and 9.01 of Form 8-K.

On May 26, 2006, the Corporation filed a Form 8-K reporting the repurchase of up to 375,000 shares of its common stock, under Item 8.01 and 9.01 if Form 8-K.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

August 4, 2006	/s/ Lars H. Johnson
By: Lars H. Johnson,
Executive Vice President
(Chief Financial Officer)