Form 10-Q
period 2006-09-30
CASCADE FINANCIAL CORP
filed 2006-11-07
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2006
Common Stock ($.01 par value)	12,087,202

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2006

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Cash on hand and in banks	$15,004	$16,616
Interest-bearing deposits in other institutions	12,808	14,493
Securities available-for-sale	133,747	140,596
Securities held-to-maturity	97,317	95,122
Federal Home Loan Bank (FHLB) Stock	11,920	11,920
Loans, net	977,413	867,049
Goodwill and intangibles, net	26,008	26,121
Premises and equipment, net	12,016	12,270
Cash surrender value of bank-owned life insurance	17,805	17,313
Deferred tax asset	773	568
Accrued interest receivable and other assets	10,339	9,716
TOTAL ASSETS	$1,315,150	$1,211,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$840,106	$795,768
Federal Home Loan Bank advances	233,000	236,000
Securities sold under agreements to repurchase	95,700	51,058
Junior subordinated debentures payable	25,353	15,212
Advance payments by borrowers for taxes and insurance	957	689
Dividends payable	967	864
Accrued interest payable, expenses and other liabilities	6,580	7,000
TOTAL LIABILITIES	1,202,663	1,106,591

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 12,086,890 shares at September 30,
2006, and 12,004,734 shares at December 31, 2005	121	120
Additional paid-in capital	39,294	38,125
Retained earnings, substantially restricted	75,377	68,945
Accumulated other comprehensive (loss), net of tax	(2,305)	(1,997)
TOTAL STOCKHOLDERS’ EQUITY	112,487	105,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,315,150	$1,211,784

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Loans	$18,532	$14,949	$51,735	$42,253
Securities available-for-sale	1,675	1,310	5,099	4,003
Securities held-to-maturity	1,151	1,061	3,418	3,228
FHLB stock dividends	-	-	-	49
Interest-earning deposits	38	71	179	124
Total interest income	21,396	17,391	60,431	49,657
Interest expense:
Deposits	7,683	4,860	20,465	12,706
FHLB advances and repurchase agreements	3,238	2,890	9,447	8,817
Junior subordinated debentures	519	305	1,355	873
Total interest expense	11,440	8,055	31,267	22,396
Net interest income	9,956	9,336	29,164	27,261
Provision for loan losses	300	250	850	745
Net interest income after provision for loan losses	9,656	9,086	28,314	26,516
Other income:
Gain on sale of loans	97	241	177	705
Gain on sale of securities available-for-sale	-	-	-	13
Net (loss) gain on sale of REO	-	-	(27)	33
Checking service fees	911	801	2,529	2,344
Other service fees	281	252	898	672
BOLI	195	194	572	572
Other	132	76	365	492
Total other income	1,616	1,564	4,514	4,831
Other expenses:
Salaries and employee benefits	3,275	3,039	9,525	9,217
Option expense	73	-	212	-
Occupancy	866	823	2,607	2,453
Marketing	263	193	789	546
Data processing	99	187	305	503
Prepayment fees on FHLB advances	-	37	-	110
Other	1,773	1,393	4,822	4,172
Total other expenses	6,349	5,672	18,260	17,001
Income before provision for federal income taxes	4,923	4,978	14,568	14,346
Provision for federal income taxes	1,609	1,634	4,755	4,716
Net income	$3,314	$3,344	$9,813	$9,630

Net income per common share, basic	$0.27	$0.28	$0.81	$0.80
Weighted average number of shares outstanding, basic	12,078,088	11,979,563	12,051,238	11,972,201

Net income per share, diluted	$0.27	$0.27	$0.79	$0.78
Weighted average number of shares outstanding, diluted	12,366,497	12,310,925	12,358,862	12,315,409

Dividends declared per share	$0.08	$0.072	$0.23	$0.20

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005
Net Income	$3,314	$3,344		$9,813	$9,630
Increase in unrealized gain (loss) on securities
available-for-sale, net of tax expense (benefit)
of $859 and $(537) for the three months
ended September 30, 2006, and 2005, respectively,
and $(166) and $(322) for the nine months
ended September 30, 2006, and 2005, respectively.	1,596	(998)		(308)	(598)
Increase in unrealized gain on swaps
Available-for-sale, net of tax expense
of $0 and $0 for the three months ended
September 30, 2006, and 2005, respectively,
and $0 and $114 for the nine months
ended September 30, 2006, and 2005, respectively.	-	-		-	212
Less reclassification adjustment for (loss) on
securities included in net income, net of tax (benefit)
of $0 and $0 for the three months ended
September 30, 2006, and 2005, respectively,
and $0 and $(4) for the nine months ended
September 30, 2006, and 2005, respectively.	-	-		-	(8)
Less reclassification adjustment for (loss) on swaps
included in net income, net of tax (benefit)
of $0 and $0 for the three months ended
September 30, 2006, and 2005, respectively, and
$0 and $(96) for the nine months ended
September 30, 2006, and 2005, respectively.	-	-	-	-	(179)

Comprehensive Income	$4,910	$2,346		$9,505	$9,057

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,813	$9,630
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of premises and equipment	1,468	1,384
Provision for losses on loans	850	745
Increase in cash surrender value of bank-owned life insurance	(492)	(498)
Amortization of retained servicing rights	7	-
Amortization of core deposit intangible	106	197
Deferred federal income taxes	(39)	468
Deferred loan fees, net of amortization	(4)	382
Stock-based compensation	163	-
Net gain on sales of securities available-for-sale	-	(13)
Net (loss) gain on sales of real estate owned, investment property and
other repossessed assets	-	(33)
Federal Home Loan Bank stock dividend received	-	(49)
Net (increase) decrease in accrued interest receivable and other assets	(932)	766
Net increase in accrued interest payable, expenses and other liabilities	(136)	435
Net cash provided by operating activities	10,804	13,414

Cash flows from investing activities:
Loans originated, net of principal repayments	(110,922)	(69,917)
Purchases of securities held-to-maturity	(3,744)	(5,054)
Principal repayments on securities held-to-maturity	1,549	5,046
Principal repayments on securities available-for-sale	12,091	18,857
Purchases of securities available-for-sale	(5,716)	(20,000)
Proceeds from sales of securities available-for-sale	-	1,519
Purchases of premises and equipment	(1,407)	(1,244)
Proceeds from sales/retirements of premises and equipment	191	29
Proceeds from loan participations sold	(289)	(2,536)
Net cash used in investing activities	(108,247)	(73,300)

Subtotal, carried forward	$(97,443)	$(59,886)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Subtotal, brought forward	$(97,443)	$(59,886)

Cash flows from financing activities:
Proceeds from issuance of common stock	754	621
Dividends paid	(2,638)	(2,299)
Repurchase of common stock	(528)	(789)
Net increase in deposits	44,338	78,061
Net (decrease) increase in Federal Home Loan Bank advances	(3,000)	13,000
Net increase (decrease) in securities sold under agreements to repurchase	44,642	(388)
Proceeds from Trust Preferred Securities issued	10,310	-
Net increase in advance payments by borrowers for taxes and insurance	268	429
Net cash provided by financing activities	94,146	88,635
Net (decrease) increase in cash and cash equivalents	(3,297)	28,749

Cash and cash equivalents at beginning of period	31,109	13,029
Cash and cash equivalents at end of period	$27,812	$41,778

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$32,694	$26,074
Federal income taxes	5,200	4,445

Supplemental schedule of noncash investing activities:
Mark-to-market on securities available-for-sale	474	882
Tax benefit of non-qualified options exercised	284	201
Retirement of common stock in retained earnings	-	(43)
Dividends declared	(2,739)	(2,395)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1.     Presentation of Financial Information

     The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its subsidiary, Cascade Bank (the “Bank” or “Cascade). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

3.     Trust Preferred Securities (Junior Subordinated Debentures)

     On March 30, 2006, Cascade Capital Trust III issued $10 million in par value trust preferred securities. These securities have a fixed coupon of 6.65% for the first 5 years and then float at 3-month LIBOR plus 1.40% for the remaining 25 years. In accordance with FIN 46R, the Trust is not consolidated in the Corporation’s financial statements. The Corporation fully and unconditionally guaranteed the trust preferred securities.

4.    Stockholders’ Equity

     a) Earnings Per Share

     The following table presents the computation of basic and diluted net income per share for the three and nine-month period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands, except share and per share amounts)
Numerator:
Net income	$3,314	$3,344	$9,813	$9,630

Denominator:
Denominator for basic net income per share-
Weighted average shares	12,078,088	11,979,563	12,051,238	11,972,201
Effect of dilutive securities:
Stock options	288,409	331,362	307,624	343,208
Denominator for diluted net income per share-
Weighted average shares and assumed
conversion of dilutive stock options	12,366,497	12,310,925	12,358,862	12,315,409

Basic net income per share	$0.27	$0.28	$0.81	$0.80
Diluted net income per share	$0.27	$0.27	$0.79	$0.78

     For the quarters ended September 30, 2006, and 2005, there were anti-dilutive options to purchase shares of 216,569 and 142,226 respectively, excluded from the above calculation. For the nine-month periods ended September 30, 2006, and 2005, there were anti-dilutive options to purchase shares of 186,669 and 152,798 respectively, excluded from the above calculation.

     b) Dividends

     On September 27, 2006, the Corporation announced its seventeenth consecutive quarterly cash dividend payment. The dividend was $0.08 per share and was paid on October 25, 2006, to shareholders of record as of October 11, 2006.

     On April 25, 2006, the Corporation declared a 5-for-4 stock split payable on May 19, 2006, to shareholders of record as of May 5, 2006. Certain share and per share amounts have been restated to reflect the 5-for-4 stock split.

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

     The adoption of SFAS No. 123(R) resulted in compensation expense of approximately $212,000 for the nine months ended September 30, 2006. There was no tax benefit recorded for the nine months ended September 30, 2005.

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

     Changes in total options outstanding for the nine months ended September 30, 2006, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2005	732,253	$7.72	5.85	$-
Granted	96,037	15.00	9.99	-
Exercised	(48,748)	5.14	-	-
Forfeited/Canceled	-	-	-	-
Outstanding on March 31, 2006	779,542	$8.78	6.21	$5,054,421
Granted	-	-	-	-
Exercised	(19,739)	4.87	-	-
Forfeited/Canceled	(6,233)	9.04	-	-
Outstanding on June 30, 2006	753,570	$8.88	6.00	$4,995,360
Granted	10,000	16.15	9.99
Exercised	(52,014)	5.63	-
Forfeited/Canceled	(263)	15.92	-
Outstanding on September 30, 2006	711,293	9.22	6.00	$5,099,279

Exercisable on September 30, 2006	384,336	$6.70	4.64	$3,724,305

     All amounts have been adjusted retroactively to reflect the 5-for-4 stock split paid in May 2006.

     There were 106,037 options granted during the nine month period ended September 30, 2006. The unrecognized share-based compensation cost related to stock option expense at September 30, 2006, is $541,265, which will be recognized over the estimated average life of the options of approximately five years.

     Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date. Incentive stock options granted to employees vest over a five year period. Non-qualified options granted to directors vest over a four year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2006, are as follows:

Expected price volatility	24.0%
Risk-free interest rate	4.5%
Dividend yield on underlying stock	2.0%
Weighted-average expected life in years	5.1

     The total options authorized were 1,303,493. There were 10,000 options granted during the three months ended September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006, was $1,205,200. The total intrinsic value of options exercised during the nine months ended September 30, 2005, was $857,300.

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

     SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are expected to vest. As a result, for most awards, recognized stock compensation expense was reduced by estimated forfeitures primarily based on historical forfeiture rates of 6.19%. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

     The following pro forma disclosures present the Corporation’s consolidated net income and diluted earnings per share, determined as if the Corporation had recognized compensation expense for its employee stock options based on the estimated fair value of the option at the date of grant amortized over the vesting period of options:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	(dollars in thousands, except per share amounts)
As reported	$3,344	$9,630
Less FAS 123 compensation costs	35	119
Pro forma	$3,309	$9,511

Net income per common share
Basic
As reported	$0.28	$0.80
Pro forma	0.28	0.79
Diluted
As reported	$0.27	$0.78
Pro forma	0.27	0.78

5.    Recently Issued Accounting Standards

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 is not expected to have a material impact on the Company.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company.

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

Financial Statement Contingency

     In October 2003, Cascade Financial Corporation initiated an interest rate swap with a notional amount of $10 million to hedge the fair value of $10 million of Junior Subordinated Debentures (Trust Preferred Securities), which the Company had issued in March 2000. The swap has been accounted for as a fair value hedge under Paragraph 68 of FAS 133 (commonly referred to as the “short cut method”).

     The Company has become aware that, in light of recent informal technical interpretations, the short cut method may not be the proper method of accounting for interest rate swaps hedging such debt instruments. Due to the lack of definitive pronouncements on this issue, we have inquired of the SEC’s Office of Chief Accountant for guidance concerning the accounting treatment.

     For the quarter ended September 30, 2006, we have continued to account for the interest rate swap as fair value hedge. For the quarter ended September 30, 2006, the fair value on the interest rate swap was a loss of $421,000 (pre-tax), which was an adjustment to the carrying value of the Junior Subordinated Debentures. We would have recognized the loss through our income statement if the interest rate swap did not meet the requirements of FAS 133’s short cut method of accounting.

Selected Financial Data

      The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2006	2005	2006	2005
Return on average assets	1.02%	1.15%	1.04%	1.13%
Return on average stockholders’ equity	12.05	13.12	12.23	13.09
Average stockholders’ equity to average assets	8.45	8.74	8.52	8.60
Other expenses to average assets	1.97	1.95	1.93	1.98
Efficiency ratio	54.87	52.04	54.22	52.98
Average interest-bearing assets to
average interest-bearing liabilities	111.77	112.31	111.79	111.94

CHANGES IN FINANCIAL CONDITION

     Total assets increased 8.5% or $103.4 million to $1.32 billion at September 30, 2006, compared to $1.21 billion at December 31, 2005. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 12.7% or $110.4 million to $977.4 million at September 30, 2006, from $867.0 million at December 31, 2005.

     Total investment securities decreased $4.6 million to $243.0 million at September 30, 2006, compared to $247.6 million at December 31, 2005. There has been limited activity in the portfolio. This decrease represents payments on the mortgage back securities (MBS) and collateralized mortgage obligations (CMO) portfolios. The investment portfolio is concentrated in the securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the nine months ended September 30, 2006, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE securities in the portfolio as of September 30, 2006, are rated AAA.

(Dollars in thousands)	SEPTEMBER 30, 2006
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$41,511	$33	$2	$(104)	$(693)	$40,749
Agency notes	95,783	-	-	(65)	(2,720)	92,998
	$137,294	$33	$2	$(169)	$(3,413)	$133,747

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$25,692	$6	$-	$(23)	$(936)	$24,739
Agency notes	70,850	-	-	(43)	(2,220)	68,587
Corporate/other	775	-	-	-	-	775
	$97,317	$6	$-	$(66)	$(3,156)	$94,101
(Dollars in thousands)	DECEMBER 31, 2005
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$47,847	$16	$14	$(71)	$(383)	$47,423
Agency notes	95,822	-	-	(2,258)	(391)	93,173
	$143,669	$16	$14	$(2,329)	$(774)	$140,596

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$23,830	$-	$8	$(188)	$(601)	$23,049
Agency notes	70,827	-	-	(376)	(1,845)	68,606
Corporate/other	465	-	-	-	-	465
	$95,122	$-	$8	$(564)	$(2,446)	$92,120

     We currently hold 28 securities in our available-for-sale portfolio and 20 securities in our held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses are due to increases in interest rates and are not related to credit deterioration. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time we believe to be sufficient for a market price recovery. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

     At September 30, 2006, the Bank held Federal Home Loan Bank (FHLB) of Seattle stock of $11.9 million. In December 2004, the FHLB of Seattle suspended its practice of repurchasing stock that was not needed to support outstanding advances and announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board. In May 2005, the Finance Board accepted the Seattle bank’s three-year plan. To meet the Finance Board’s conditions under the three-year plan, the Seattle bank’s board adopted a resolution that suspends dividends on all classes of stock. Although the Seattle bank showed a modest profit for the first six months of 2006, it anticipates a period of low profitability or losses that may last up to three years.

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

     Net loans increased by $110.4 million to $977.4 million as of September 30, 2006, compared to $867.0 million at December 31, 2005. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans, grew $125.8 million to $826.9 million as of September 30, 2006, compared to $701.1 million as of December 31, 2005. The Company has emphasized construction lending as it provides the most favorable trade-off between risk and returns.

     Retail loans decreased $3.7 million as consumer loans decreased $2.9 million to $29.2 million and residential loans decreased by $739,000 to $94.7 million. Multifamily loans decreased $11.0 million to $41.1 million. The intense pricing pressure and the commodity like nature of these loans have rendered them less attractive assets.

     The following summary reflects the Bank’s loan portfolio as of the dates indicated:

Types of Loans	September 30,	% of	December 31,	% of
(Dollars in thousands)	2006	Portfolio	2005	Portfolio

Business	$440,586	44.4%	$394,034	44.8%
Real estate construction(1)	241,951	24.4	165,957	18.8
Commercial real estate	144,313	14.5	141,109	16.0
Retail(2)	123,937	12.5	127,589	14.5
Multifamily real estate	41,070	4.2	52,057	5.9
Total loans	$991,857	100.0%	$880,746	100.0%
Deferred loan fees	(3,439)		(3,443)
Allowance for loan losses	(11,005)		(10,254)
Loans, net	$977,413		$867,049
___________________
(1)	Real estate construction loans are net of loans in process.
(2)	Loans held for sale are included in retail loans, and at less than 1% of total loans, are not considered material.

Deposits, Other Borrowings, and Shareholder Equity

     Checking account deposits increased as the Bank continued to focus its branch activities on deposit generation in general and checking/transaction accounts in particular. In June 2005, the Bank launched its High Performance Checking (HPC) program to accelerate deposit growth. As of September 30, 2006, HPC accounts held $34.8 million of checking deposits. Total deposits increased by $44.3 million from $795.8 million at December 31, 2005, to $840.1 million at September 30, 2006. The increase occurred in Money Market Deposit Accounts (MMDA) and checking accounts as the Bank chose to let some CDs balances run off, rather than pay higher rates offered in the deposit market.

     The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	September 30,	% of	December 31,	% of
	2006	Deposits	2005	Deposits
Checking accounts	$137,466	16.4%	$120,468	15.1%
Savings & MMDA	262,206	31.2	196,790	24.8
CDs	440,434	52.4	478,510	60.1
	$840,106	100.0%	$795,768	100.0%

     FHLB of Seattle advances decreased by $3.0 million from $236.0 million at December 31, 2005, to $233.0 million at September 30, 2006. Securities sold under agreements to repurchase increased $44.6 million to $95.7 million for the nine months ended September 30, 2006. The Bank used structured advances and repurchase agreements to obtain lower rates.

     On March 30, 2006, Cascade Financial Corporation issued $10 million in par value junior subordinated debentures (Trust Preferred Securities). The proceeds from the issuance were invested in Cascade Bank, which used the increased capital for general corporate purposes.

     Stockholders’ equity increased by $7.3 million from $105.2 million at December 31, 2005, to $112.5 million at September 30, 2006. The increase is primarily attributable to the retention of net income for the period less dividend payments. The Corporation’s seventeenth consecutive cash dividend, which was declared September 27, 2006, reduced stockholders’ equity by $967,000. Accumulated other comprehensive income decreased by $300,000 due to a mark-to-market adjustment of the available-for-sale securities portfolio, to a negative $2.3 million as of September 30, 2006.

Asset Quality

     Non-performing assets (non-performing loans, real estate owned and other repossessed property) totaled $112,000 and $2.1 million at September 30, 2006, and December 31, 2005, respectively. Non-performing loans, which are those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, decreased to $112,000 at September 30, 2006, compared to $2.0 million at December 31, 2005. Of the $112,000, $79,000 were business and construction loans, $24,000 were residential, and $9,000 were consumer loans. There was no real estate owned (REO) and other repossessed assets as of September 30, 2006, compared to $101,000 at December 31, 2005.

     At September 30, 2006, the Bank’s allowance for loan losses totaled $11.0 million compared to $10.3 million at December 31, 2005. The allowance for loan losses was 1.11% of total loans outstanding at September 30, 2006, compared to 1.16% at December 31, 2005. The allowance for loan losses was 9,826% of non-performing loans at September 30, 2006. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management’s projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and an increase in the portfolio of these loan types. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

     During the quarter ended September 30, 2006, loan charge-offs equaled $96,000 while recoveries were $63,000 resulting in net charge-offs of $33,000. For the nine months ended September 30, 2006, net charge-offs equaled $99,000.

     The following table provides summary information concerning asset quality as of and for the quarters ended September 30, 2006, and December 31, 2005, respectively:

	September 30, 2006	December 31, 2005
Non-performing loans to total assets	0.01%	0.16%
Non-performing loans to total loans outstanding	0.01	0.23
Non-performing assets to total assets	0.01	0.17
Allowance for loan losses to non-performing loans	9,826	516
Allowance for loan losses to total loans	1.11	1.16
Net charge-offs to total loans	0.00	0.00

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2006, and 2005

General

     Net income was flat at $3.3 million for the three months ended September 30, 2006, compared to $3.3 million during the comparable period in 2005. Diluted net income per share was $0.27 for the quarter ended September 30, 2006, and $0.27 per share for the quarter ended September 30, 2005. Net interest income before provision for loan losses increased $700,000 to $10.0 million for the three months ended September 30, 2006. Other income remained flat at $1.6 million for the quarter ended September 30, 2006. Other expense increased $600,000 to $6.3 million for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005.

     Net income for the nine months ended September 30, 2006, was $9.8 million compared with $9.6 million during the comparable period in 2005. Net income per diluted share was $0.79 for the nine months ended September 30, 2006, compared with $0.78 in 2005.

Net Interest Income

     Net interest income increased 6.6% or $700,000 to $10.0 million for the three months ended September 30, 2006, compared to $9.3 million for the three months ended September 30, 2005. Net interest income for the nine months ended September 30, 2006 and 2005 was $29.2 and $27.3 million, respectively. Average interest earning assets increased $128.0 million or 11.0% to $1.29 billion for the three months ended September 30, 2006, compared to the same periods in 2005. Average total loans (including loans held for sale) increased $106.5 million to $974.8 million and average investment securities increased $22.1 million to $242.5 million for the three months ended September 30, 2006, compared to the same quarter of the prior year.

	At or for the		At or for the
	three months ended		nine months ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005

Average interest earning assets	$1,220,900	$1,094,529	$1,190,362	$1,076,419
Average interest bearing liabilities	1,092,375	974,559	1,064,794	961,628
Yield on interest earning assets	6.95%	6.33%	6.79%	6.16%
Cost of interest bearing liabilities	4.15	3.28	3.93	3.11
Net interest spread	2.80	3.05	2.86	3.05
Net interest margin	3.24	3.41	3.28	3.38

     The net interest margin decreased 17 basis points to 3.24% for the three months ended September 30, 2006, compared to the same quarter the prior year. The yield on interest earning assets increased 62 basis points to 6.95% for the three months ended September 30, 2006, compared to 6.33% for the three months ended September 30, 2005. The cost of funds increased 87 basis points to 4.15% for the three months ended September 30, 2006, compared to 3.28% for the same period in 2005. For the nine months ended September 30, 2006, the net interest margin decreased 10 basis points from 3.38% to 3.28%.

     The yield on assets increased as the rates rose and loans increased as a percentage of earning assets and prime based loans repriced upward as short-term rates continued to increase. Funding costs also rose as the rates paid on deposits rose with the level of short-term interest rates. Most of our deposit growth occurred in a MMDA product, which is offered to municipalities and is subject to weekly repricing based upon money market rates.

Provision for Loan Losses

     Cascade’s provision for loan losses was $300,000 for the three months and $850,000 for the nine months ended September 30, 2006. The provision was $250,000 and $745,000 for the same periods in 2005, respectively. The provision is based on the size and composition of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience. The provision was larger in 2006 due to the overall growth in the portfolio.

Other Income

     Other income remained flat at $1.6 million for the three months ended September 30, 2006, and 2005. Other income was $4.5 million and $4.8 million for the nine months ended September 30, 2006, and September 30, 2005, respectively. For the three months ended September 30, 2006, checking fee income grew to $911,000 compared to $801,000 for the same period in the prior year. Gain on sale of loans decreased $144,000 from $241,000 to $97,000 for the three months ended September 30, 2006. Other service fee income increased $29,000 to $281,000 for the quarter. There was no gain on the sale of investment securities for the quarter ended September 30, 2006, and September 30, 2005.

     While the Corporation is pursuing many avenues to augment its other (non-interest) income, it will continue to focus on replacing the gain on sale of securities and loans, which enhanced earnings in prior years, with additional service fees and net interest income.

Other Expense

     Other expense was $6.3 million for the three months and $18.3 million for the nine months ended September 30, 2006, compared with $5.7 million for the three months and $17.0 million for the nine months ended September 30, 2005.

     Salary and employee benefit expenses and option expenses increased $309,000 to $3.3 million during the three months ended September 30, 2006, compared to the same quarter last year. A large portion of that increase can be attributed to the expensing of employee stock options, which is required beginning this year. Option expense was $73,000 and $212,000 for the three and nine months ended September 30, 2006. Salary and employee benefit expenses were $9.5 million for the nine months ended September 30, 2006, and $9.2 million for the nine month period in 2005. The remaining other operating expense categories totaled $3.0 million for the three months ended and $8.5 for the nine months ended September 30, 2006. For the same period in 2005, other operating expenses were $2.6 million and $7.8 million, respectively.

     Federal income tax expenses decreased by $25,000 to $1.6 million, a decrease of 1.5% during the three months ended September 30, 2006, compared to the same period last year. For the three months ended September 30, 2006, the Corporation’s effective tax rate was 33%. For the nine months ended September 30, 2006, income tax expense was $4.8 million compared to $4.7 million in 2005, with an effective tax rate of 33%. Tax benefits related to bank-owned life insurance and interest on tax-exempt loans accounted for the difference from the “expected” Federal income tax rate of 35% during each of the periods.

Segment Results

     The following is a summary of selected operating segment information for the three and nine month periods ended September 30, 2006, and 2005. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. The income property category includes commercial real estate and multifamily lending. All amounts are in thousands.

For the three months ended September 30, 2006
	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,853	$3,870	$1,124	$340	$469	$9,656
Other income	88	9	-	1,193	326	1,616
Other expense	387	82	82	581	5,217	6,349
Contribution before overhead	3,554	3,797	1,042	952	(4,422)	4,923
Support transfer	1,865	1,148	835	574	(4,422)	—
Income before provision for federal income tax	1,689	2,649	207	378	—	4,923
Provision for federal income taxes	552	866	68	123	—	1,609
Net income	$1,137	$1,783	$139	$255	$—	$3,314

For the three months ended September 30, 2005
	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,858	$2,420	$1,718	$432	$658	$9,086
Other income	16	3	231	1,031	283	1,564
Other expense	381	94	170	544	4,483	5,672
Contribution before overhead	3,493	2,329	1,779	919	(3,542)	4,978
Support transfer	1,571	572	855	544	(3,542)	—
Income before provision for federal income tax	1,922	1,757	924	375	—	4,978
Provision for federal income taxes	631	577	303	123	—	1,634
Net income	$1,291	$1,180	$621	$252	$—	$3,344

For the nine months ended September 30, 2006
	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$11,235	$10,230	$3,437	$1,330	$2,082	$28,314
Other income	253	49	—	3,272	940	4,514
Other expense	1,017	271	271	1,687	15,014	18,260
Contribution before overhead	10,471	10,008	3,166	2,915	(11,992)	14,568
Support transfer	5,115	2,822	2,403	1,652	(11,992)	—
Income before provision for federal income tax	5,356	7,186	763	1,263	—	14,568
Provision for federal income taxes	1,478	2,345	248	414	—	4,755
Net income	$3,608	$4,841	$515	$849	$—	$9,813

For the nine months ended September 30, 2005
	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$11,023	$5,947	$6,145	$1,334	$2,067	$26,516
Other income	54	12	623	2,998	1,144	4,831
Other expense	1,150	322	698	1,703	13,128	17,001
Contribution before overhead	9,927	5,637	6,070	2,629	(9,917)	14,346
Support transfer	3,894	1,470	2,978	1,575	(9,917)	—
Income before provision for federal income tax	6,033	4,167	3,092	1,054	—	14,346
Provision for federal income taxes	1,983	1,369	1,016	348	—	4,716
Net income	$4,050	$2,798	$2,076	$706	$—	$9,630

     Interest income is assigned based upon the loans held by that line of business. Investment income is assigned to Administration. Interest expense is allocated based upon the Corporation’s cost of funds and the average maturity of the line of business’s assets. Overhead is allocated on the basis of average total assets.

Liquidity and Sources of Funds

     The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of FHLB advances. As of September 30, 2006, Cascade had $119.7 million of construction loans in process, $67.8 million in unused business lines of credit, $37.2 million in unused consumer lines of credit including credit cards and $17.7 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 67% of commitments at any point in time. Historically, the Bank’s business customers use 50% of their lines at any given time. About 45% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Corporation’s condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2006, contributed $10.5 million to liquidity compared to $13.4 million for the nine months ended September 30, 2005.

     Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $12.8 million as of September 30, 2006, and $22.5 million at September 30, 2005.

     Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $459.9 million at current asset levels. At September 30, 2006, the Bank had $233.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $226.9 million. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a flexible source of funding. At September 30, 2006, the Bank had $96.0 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $37.1 million at the end of the quarter and $45.4 million as of December 31, 2005. Commercial real estate loans totaling $357.6 million are being used as a source of collateral at the FHLB. The Bank also has a total of $33.0 million in Fed funds lines with its correspondent banks and a $16.0 million line of credit at the Federal Reserve Bank of San Francisco, none of which were used during the quarter.

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

     On March 30, 2006, Cascade Capital Trust III issued $10 million in par value junior subordinated debentures (Trust Preferred Securities). These securities have a fixed coupon of 6.65% for the first 5 years and then float at 3-month LIBOR plus 1.40% for the remaining 25 years. Cascade Capital Trust III is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation.

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

Capital Requirements

     Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold capital equal to 4% of its assets and 8% of its risk-weighted assets. As of September 30, 2006, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.26 billion and $1.11 billion respectively. The related excess capital amounts as of September 30, 2006, are presented in the following table (dollars in thousands):

	Adequately Capitalized		Well Capitalized
Core capital	Amount	Percentage	Amount	Percentage
Tier 1 (Core) capital	$112,780	8.92%	$112,780	8.92%
Less: Minimum requirement	50,548	4.00	75,600	6.00
Excess	$62,232	4.92%	$37,180	2.92%

Risk-based capital	Amount	Percentage	Amount	Percentage
Risk-based capital	$123,785	11.18%	$123,785	11.18%
Less: Minimum requirement(1)	88,568	8.00	111,000	10.00
Excess	$35,217	3.18%	$12,785	1.18%
(1) Based on risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of September 30, 2006, which requires a core capital to assets of at least 6% and a risk-based capital to assets of at least 10%.

     The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of September 30, 2006, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 9.00% and a risk-based ratio of 11.26%.

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

     Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of September 30, 2006, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and the adjusted capital/asset ratios. As of September 30, 2006, the Bank’s fair value of equity decreases 18.2% in the up 200 basis point scenario and 9.8% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 9.4% in the up 200 basis point scenario and 9.9% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income decreases 4.7% in the up 200 basis point scenario and 5.1% in the down 200 basis point scenario, both are within the guideline of a 10% decline.

     The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all 15 and 30 year fixed rate loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at September 30, 2006.

Type	Percentage
Variable	31%
Adjustable	40%
Fixed	29%

     The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of September 30, 2006, the entire portfolio of $233.0 million ($25 million of which is a 3-month LIBOR adjustable) in long-term advances had original maturities greater than one year, none had original maturities of less than one year. Of the remaining $208.0 million, $4.0 million are fixed rate, $139.0 million have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing and $65.0 million begin as LIBOR based advances but converted to a fixed rate borrowing after a specified time.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of September 30, 2006. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

     In the quarter ended September 30, 2006, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A. Risk Factors

     There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2005, except as set forth below.

     On September 18, 2006, the Company converted its core processing system. The goal of the conversion was to enhance the Company’s level of customer service and internal efficiency. The Company will need to affirm that the new system will meet all the business requirements for which it was purchased and institute sufficient internal controls to assure compliance with the mandates of Sarbanes-Oxley Section 404.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2006 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased (1)	Paid per Share	Announced Plan	Under the Plan (2)
July 1, 2006	July 31, 2006	-	$ -	-	375,000
August 1, 2006	August 31, 2006	33,300	15.58	33,300	341,700
September 1, 2006	September 30, 2006	-	-	-	341,700
Total		33,300	$15.58	33,300	341,700

1) During the period presented there were no shares purchased, which would be acquired at current market values as consideration for the exercise of fully vested options.

2) In May 2006, the Corporation announced a new stock repurchase plan to purchase up to 375,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2007.

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other information

     Not applicable

Item 6. Exhibits

(a) Exhibits

3.1 (i)	Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Registration Statement on Form S-4 (File No. 33-83200)).
3.2 (ii)	Amendment to the Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Form 8-K filed September 27, 2005 (File No. 0-25286)).
3.3 (ii)	Amended and restated Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Form 8-K filed March 29, 2006 (File No. 0-25286)).
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

     On July 25, 2006, the Corporation filed a Form 8-K reporting an attached press release announcing financial results for the three and six months ended June 30, 2006, under Items 2.02 and 9.01 of Form 8-K.

(b) Reports on Form 8-k  (continued)

     On September 29, 2006, the Corporation filed a Form 8-K announcing the election of two new members to the Board of Directors of the Company, under Item 5.02 and 9.01 of Form 8-K.

     On October 24, 2006, The Corporation filed a Form 8-K reporting an attached press release announcing financial results for the three and nine months ended September 30, 2006, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION
November 7, 2006	/s/ Lars H. Johnson
By: Lars H. Johnson,
Executive Vice President (Chief Financial Officer)