Form 10-K
period 2006-12-31
CASCADE FINANCIAL CORP
filed 2007-03-14
CIK 928911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of Common Stock held by non-affiliates of registrant at March 1, 2007 was $214.4 million (based on the last reported sale on such date). The number of shares of registrant’s Common Stock outstanding at March 1, 2007, was 12,112,560.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of Annual Report to Stockholders for the year ended December 31, 2006, including the Selected Financial Data and the Management Discussion and Analysis attached as Exhibit 13 (the “Annual Report”) (Part I, II & IV).

2.	. Portions of registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) (Part III).

Cascade Financial Corporation
FORM 10-K
December 31, 2006

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Cascade Financial Corporation of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained herein are subject to factors, risks and uncertainties that may cause actual results to differ materially from those projected.

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

Item 1. Business

General

Cascade Financial Corporation (the “Corporation”) is a bank holding company incorporated in the state of Washington that was formed in 1994. The consolidated entity includes the Corporation and its wholly owned subsidiaries. At December 31, 2006, the Corporation’s wholly owned subsidiaries were Cascade Bank (“Cascade” or the “Bank”), Cascade Capital Trust I, II, and III. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington 98201. The telephone number is (425) 339-5500 and the website is www.cascadebank.com. Information on the website is not part of this Report.

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

The Corporation conducts its business from its main office in Everett, Washington, and eighteen other full-service offices in the greater Puget Sound Region. At December 31, 2006, the Corporation had total assets of $1.3 billion, total deposits of $855.4 million and stockholders’ equity of $115.2 million.

The Bank, a full-service commercial bank, offers a wide range of products and services. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to the limits specified by law.

Market Area

Headquartered in Everett, Washington, the Corporation serves its customers from nineteen full-service offices, twelve in Snohomish County and seven in King County. Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years. The rebound in commercial aircraft orders and the success of Boeing’s new 787 has helped fuel an increase in economic activity in Snohomish County.

Our market area in King County includes the growing cities east of Seattle and Lake Washington. This area’s economy has been dominated by Microsoft and the Boeing Company, with other high technology companies playing an important role. The housing market has been particularly strong due to population growth in the region and the lack of affordable housing within Seattle itself.

Everett is the homeport of the Navy’s carrier battle ship, the USS Abraham Lincoln. The contribution that the Navy makes to the economy is not as dependent on other trends. The economy in the Corporation’s market area has become more dependent upon the health care and biotechnology industries. Snohomish County and Northeast King County are home to numerous biotechnology companies.

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

Business Strategy

The Corporation’s business plan is to increase the Bank’s emphasis on commercial banking. The Corporation is pursuing the following strategies:

•
Increasing the percentage of its assets consisting of business, construction, and commercial real estate loans with higher risk-adjusted returns, shorter maturities and rates more sensitive to interest rate fluctuations

•	Increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network, customer service center and online banking

•	Maintaining cost-effective operations by efficiently offering products and services

•	Maintaining its capital position at or above the “well-capitalized” (as defined for regulatory purposes) level

•	Exploring prudent means to grow the business internally and through acquisitions

•	Searching for additional sources of fee-based revenue

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

The Bank’s primary focus for loans is small to medium sized businesses, builders and developers, and real estate investors in the Puget Sound area. The major competitors for the Bank in these loan markets are large commercial and community banks. The large banks often compete on the basis of competitive pricing, while the community banks compete on the basis of local decision making, loan structuring flexibility, and promises of a higher level of service. The general pricing remains very intense as financial institutions scramble to meet their growth goals.

The Bank’s competitors for retail loans, which include residential real estate and consumer loans, are numerous, including banks, mortgage bankers, captive finance subsidiaries of automobile companies, etc. Cascade has made a conscious decision to de-emphasize consumer lending in that intense competition has led to very low margins combined with relatively high credit risk.

On the deposit side, geographic location is still the primary factor in choosing a bank for the checking account relationship. As a result, the Bank’s competition for checking deposits comes primarily from the large institutions with a broad network of locations. Online Banking continues to be an important convenience service to attract checking customers from larger banks. In addition, Cascade has made an arrangement with US Bank to allow customers to use US Bank ATMs without a surcharge. Community banks, savings institutions, as well as other non-banking financial institutions, provide the greatest competition for the various savings vehicles such as money market deposit accounts and certificates of deposit. Two de novo banks opened in Everett in the past year, which has added to an already intense level of pricing pressure for deposits.

In addition to competition from other banking institutions, the Bank continues to experience increased competition from non-banking companies such as credit unions, financial services companies and brokerage firms. Many credit unions, including a large one in Cascade’s market area, have expanded their eligible membership by amending their charters.

LOAN PORTFOLIO

General. The Bank originates business, real estate and consumer loans. Total loans, which are net of loans in process, equaled $1.0 billion at December 31, 2006. Total loans were adjusted by deferred loan fees and the allowance for loan losses for a net loan balance of $996.0 million. At December 31, 2006, $442.4 million or 43.8% of total loans consisted of business banking loans; $290.0 million or 28.7% were real estate construction loans; $119.3 million or 11.8% of loans consisted of commercial real estate; $27.7 million or 2.7% were consumer loans; $96.4 million or 9.5% of the Bank’s loans consisted of loans secured by one-to-four family residential properties; and $34.7 million or 3.5% consisted of multifamily loans. Total loans secured by first liens on residential real estate were $131.1 million or 13.0% of total loans. The Bank sells almost all its 30 year fixed-rate loans and the vast majority of its 15 year fixed-rate loans in the secondary mortgage market. The Bank had non-mandatory forward commitments totaling $364,000 and $157,000 to sell loans into the secondary market at December 31, 2006, and December 31, 2005, respectively.

Loan Portfolio Analysis. The following table sets forth the Bank’s loan portfolio by type of loan and by type of collateral at the dates indicated.

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan
Real estate mortgage
Residential (1)	$96,350	9.53%	$95,429	10.83%	$105,975	13.14%
Multifamily	34,719	3.44	52,057	5.91	92,372	11.45
Commercial real estate	119,298	11.81	141,109	16.02	178,704	22.15
Construction	289,993	28.70	165,957	18.84	107,431	13.32
Business banking	442,391	43.78	394,034	44.75	292,117	36.21
Consumer (2)	27,686	2.74	32,160	3.65	30,125	3.73
Total loans	$1,010,437	100.00%	$880,746	100.00%	$806,724	100.00%
Less:
Deferred loan fees, net	3,434		3,443		2,695
Allowance for loan losses	10,988		10,254		9,563
Total loans, net	$996,015		$867,049		$794,466

Type of Collateral
Real estate mortgage
One-to-four family (3)	$402,415	39.83%	$279,652	31.76%	$231,504	28.70%
Multifamily	34,719	3.44	52,057	5.91	92,372	11.45
Commercial real estate	119,298	11.81	141,109	16.02	178,704	22.15
Land loans	5,094	0.50	6,007	0.68	3,546	0.44
Other	448,911	44.42	401,921	45.63	300,598	37.26
Total loans	$1,010,437	100.00%	$880,746	100.00%	$806,724	100.00%
Less:
Deferred loan fees, net	3,434		3,443		2,695
Allowance for loan losses	10,988		10,254		9,563
Total loans, net	$996,015		$867,049		$794,466

	At December 31,
	2003		2002
	Percent	Amount	Amount	Percent
Type of Loan	(Dollars in thousands)
Real estate mortgage
Residential (1)	$105,565	18.30%	$122,561	22.04%
Multifamily	87,212	15.12	94,245	16.96
Commercial real estate	83,856	14.53	63,108	11.36
Construction	62,742	10.87	84,229	15.16
Business banking	204,446	35.43	142,273	25.60
Consumer (2)	33,163	5.75	49,331	8.88
Total loans	$576,984	100.00%	$555,747	100.00%
Less:
Deferred loan fees, net	2,179		2,198
Allowance for loan losses	7,711		6,872
Total loans, net	$567,094		$546,677

	At December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Collateral
Real estate mortgage
One-to-four family (3)	$190,168	32.96%	$241,805	43.50%
Multifamily	87,212	15.12	94,245	16.96
Commercial real estate	83,856	14.53	63,108	11.36
Land loans	1,786	0.31	1,720	0.31
Other	213,962	37.08	154,869	27.87
Total loans	$576,984	100.00%	$555,747	100.00%
Less:
Deferred loan fees, net	2,179		2,198
Allowance for loan losses	7,711		6,872
Total loans, net	$567,094		$546,677

(1) Includes construction loans converted to permanent loans and land loans
(2) Includes home equity loans and home equity lines of credit (“HELOC”)
(3) Includes residential home equity loans, HELOC’s and construction loans

At December 31, 2006, deferred fees were $3.4 million and the allowance for loan losses was $11.0 million.

Business Banking Loans. Business banking loans increased from $394.0 million at December 31, 2005, to $442.4 million at December 31, 2006. Unsecured business banking loans totaled $22.3 million at December 31, 2006, compared to $13.2 million as of December 31, 2005. The Bank’s business banking loan portfolio consists primarily of commercial business loans to small and medium sized businesses operating in Snohomish and King counties. These loans are generally secured by real estate, receivables, equipment, other assets of the business and personal property, and the personal guarantee of the borrower. These loans typically have variable-rate terms or fixed-rates with maturities of up to five years. The Bank also offers secured and unsecured operating Lines of Credit. Business banking loans are underwritten by the Bank on the basis of the borrower's cash flow, ability to service debt from earnings, and the underlying collateral value. The borrower is generally required to provide the Bank with financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their financial condition; and to update this information annually. Business banking loans also include owner occupied real estate loans with terms comparable to the Bank’s commercial real estate loans. In addition, as the business banking activity increases, the Bank expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding.

Business banking loans are inherently sensitive to conditions in the economy. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In the case of loans secured by accounts receivable, the availability of funds for the repayment of such loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Accordingly, the repayment of a business loan depends primarily on the successful operation of the borrower's business and creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and potentially insufficient source of repayment.

Construction Loans. The Bank originates construction loans to fund the building of one-to-four family homes either to borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have maturities of 12-18 months. The interest rates charged on construction loans are typically indexed to the prime rate and vary depending on the characteristics of the loan, particularly the credit risk inherent in the project and/or the financial strength of the borrower. All construction loans require approval by various levels of Bank personnel, depending on the size of the loan. The Bank has increased its construction loan portfolio because these loans have relatively high margins, floating interest rates and short-term maturities. The historically strong housing market in the Puget Sound Area has made construction lending attractive. At December 31, 2006, and December 31, 2005, the Corporation’s construction loans were $290.0 million or 28.7% of the total loan portfolio and $166.0 million or 18.8% of the total loan portfolio, respectively. The construction loans are net of loans in process of $99.9 million at December 31, 2006, and $86.7 million at December 31, 2005. Of the total net construction loans, $284.2 million was to builders and developers, including $64.0 million for land acquisition and development, and $5.8 million was to individuals for custom home construction. The strength of the local housing market led to a rapid turnover in this portfolio as builders were able to quickly sell new homes. The Bank’s maximum outstanding commitment to one builder at December 31, 2006 totaled $16.5 million involving one construction project, which is performing in accordance with the loan terms.

Construction loans may involve higher credit risks because loan funds are advanced upon the security of the project under construction that is of uncertain value before completion. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance additional funds to complete the development. If upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan. Delays may arise from labor problems, material shortages and other unpredictable contingencies in completing the project. Furthermore, if the estimate of value of a completed project is inaccurate, the Bank may be confronted with a project with a value that is insufficient to assure full repayment. As a result, these loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.

Commercial Real Estate Loans. Commercial real estate loans totaled $119.3 million or 11.8% of the Bank’s total loans at December 31, 2006, compared to $141.1 million or 16.0% of the portfolio at December 31, 2005. All commercial real estate loans are secured by properties in western Washington, mainly in the Puget Sound Region. Improved property including office buildings and small commercial business properties, such as strip shopping centers, secure the Bank’s commercial real estate loans. These loans are primarily adjustable-rate with a maximum term until reset on the interest rate of five years. At December 31, 2006, the largest commercial real estate loan in the Bank’s portfolio was $8.5 million, which was performing according to its terms at that date.

Commercial real estate loans are also sensitive to local economic conditions. An economic recession can lead to increased vacancies that would lower the borrower’s ability to service the debt. Commercial real estate loans also have a degree of interest rate risk in that if rates fall, borrowers may refinance, and if rates rise, the Bank could experience a squeeze on net interest margin if the Bank does not properly fund these loans, which often have a fixed-rate for the initial five years of the loan.

Multifamily Loans. Multifamily loans totaled $34.7 million or 3.5% of the total loan portfolio at December 31, 2006. The multifamily portfolio is principally comprised of small to medium-size apartment projects with loan-to-value ratios usually up to 75%. All new loan originations are in the Puget Sound Region and have adjustable interest rates.

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

One-to-Four Family Residential Loans. At December 31, 2006, residential loans totaled $96.4 million or 9.5% of the total loan portfolio. Residential lending consists primarily of first mortgage loans secured by single-family residential properties located principally in Snohomish and King Counties. The Bank originates both fixed-rate and adjustable-rate mortgages (“ARMs”) with maturities up to 30 years. ARM loans are generally held in the Bank’s portfolio. Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury Index after an initial fixed-rate period. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the shape of the yield curve, and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

Fixed-rate residential loans are generally sold and the servicing released to one of the Bank’s correspondents. The loans are sold on a “best efforts” basis. The Bank no longer packages its loans to sell as mortgage-backed securities. The Bank had $311,000 in loans held for sale at December 31, 2006, and $539,000 in loans held for sale at December 31, 2005. Loans held for sale are not material and therefore the Bank does not include them as a separate line item on the balance sheet. The Bank has greatly reduced its emphasis on mortgage banking and mortgage lending in the past five years.

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

Consumer Loans. The Bank’s consumer loan activities take three forms: home equity loans or Lines of Credit, installment loans, and visa card loans. Home equity loans are secured by a junior lien in priority on the borrower's home. Such loans may have a combined loan-to-value ratio of up to 90% of the value of the home securing the loan. Home equity loans are fixed amount loans, which may have fixed or floating interest rates. Home equity Lines of Credit can be drawn upon at any time by the customer up to a specific amount. These loans are at a floating-rate with a floor on that rate. The balance outstanding for both types of home equity loans decreased to $21.2 million at December 31, 2006, as compared to $24.3 million at December 31, 2005. At December 31, 2006 and December 31, 2005, the total amount of unused Lines of Credit were $24.0 million and $22.6 million, respectively. The second category of consumer loans are installment loans in which boats, automobiles, and recreational vehicles serve as collateral. This portfolio was $6.5 million at December 31, 2006, as compared to $7.9 million outstanding at December 31, 2005. Although boat loans total $1.8 million of the Bank’s installment loans at December 31, 2006, the Bank has significantly reduced its origination of boat loans. Since installment loans are secured by depreciating assets, any repossessed collateral for a defaulted loan is unlikely to provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections are dependent on the borrower’s continuing financial ability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The Loan Maturity Table

The following table sets forth information at December 31, 2006 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include deferred loan fees. Construction loans are net of loans in process.

	Due in one year or less	Due in one to five years	Due after five years	Total	With variable or adjustable rate (for maturities of more than one year)	With fixed rate (for maturities of more than one year)
	(Dollars in thousands)
Business banking	$83,755	$122,607	$236,029	$442,391	$144,182	$214,454
Construction	149,162	97,574	43,257	289,993	139,893	938
Commercial Real Estate	5,056	8,791	105,451	119,298	113,072	1,170
Multifamily	-	2,024	32,695	34,719	30,678	4,041
Consumer	591	7,992	19,103	27,686	18,498	8,597
Residential	1,721	4,324	90,305	96,350	85,022	9,607

Asset Quality

Banking regulations require that each insured institution review and classify its assets regularly. In addition, bank examiners have the authority to identify problem assets and, if appropriate, require them to be adversely classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have sufficient weaknesses that make collection or payment in full, based on currently existing facts, conditions and values, questionable. There is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as “substandard” or “doubtful” require the institution to establish allowances for loan losses. If an asset, or portion thereof, is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amounts. The Bank uses two other asset classification categories for potential problem loans. They are watch and special mention. Borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk are classified as watch. Loans on special mention represent borrowers who exhibit potential credit weaknesses or trends deserving Bank management’s close attention.

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

Delinquencies. A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of each loan. The Bank’s general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 15 to 30 days. When the loan is over 30 days delinquent, the borrower is usually contacted in writing. Typically, the Bank will initiate foreclosure or other corrective action against the borrower when principal and interest become 90 days or more delinquent. In any event, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectibility of the loan’s principal becomes uncertain. It is intended that the Bank’s allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At December 31, 2006 and December 31, 2005, the Bank had $851,000 and $2.0 million, respectively, of loans accounted for on a non-accrual basis.

Allowance for Loan Losses/Nonperforming Loans

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

The following table presents information with respect to the Bank’s nonperforming assets and restructured loans at the dates indicated.

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Nonperforming loans:
Commercial loans
Business banking	$731	$958	$—
Commercial real estate	—	842	488
	731	1,800	488
Residential	—	187	34
Consumer loans	120	—	10
Total nonperforming loans	851	1,987	532
Other real estate and repossessed assets	—	101	868
Total nonperforming assets	$851	$2,088	$1,400
Restructured loans	$115	$1,467	$95
Total nonperforming loans to net loans	0.08%	0.23%	0.07%
Total nonperforming loans to total assets	0.06	0.16	0.05
Total nonperforming assets to total assets	0.06	0.17	0.13

The Bank’s nonperforming assets at December 31, 2006, consisting of nonperforming loans and other real estate owned, totaled $851,000 or 0.06% of total assets. This is a decrease from $2.1 million or 0.17% of total assets at December 31, 2005, and a decrease from $1.4 million or 0.13% of total assets at December 31, 2004.

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

Nonperforming loans decreased to $851,000 at December 31, 2006, compared to $2.0 million at December 31, 2005, and $532,000 at December 31, 2004. The decrease in nonperforming loans from December 31, 2005, to December 31, 2006, is due to decreases in nonperforming commercial loans. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on nonperforming loans.

Other real estate owned includes property acquired by the Bank through foreclosure. Other real estate is carried at the lower of the estimated fair value or the principal balance of the foreclosed loans. Nonperforming other real estate and repossessed assets was $0 at December 31, 2006, $101,000 at December 31, 2005, and $868,000 at December 31, 2004.

Interest income that would have been recognized for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, had non-accrual loans been current in accordance with their contractual terms, amounted to $27,175, $81,500, and $2,000, respectively.

    The following tables set forth information regarding changes in the Bank’s allowance for loan losses for the most recent five years.
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Balance at beginning of period	$10,254	$9,563	$7,711	$6,872	$6,304
Issaquah Bank balance at June 2004	-	-	1,395	-	-
Charge-Offs
Business banking	47	1	310	295	1,028
Commercial real estate	-	-	-	95	-
Residential	-	116	34	59	249
Consumer and other	367	403	97	302	164
Recoveries:	(148)	(266)	(223)	(315)	(114)
Net charge-offs (recoveries):	266	254	218	436	1,327
Provision for loan losses	1,000	945	675	1,275	1,895
Balance at end of period	10,988	10,254	9,563	7,711	6,872
Average total loans outstanding	$955,692	$854,684	$691,372	$565,453	$566,302

Ratio of net charge-offs during the period to average loans outstanding	0.03%	0.03%	0.03%	0.08%	0.23%

Ratio of allowance for loan losses to average loans outstanding	1.15	1.2	1.38	1.36	1.21

Ratio of all to total loans outstanding	1.09	1.16	1.19	1.34	1.24

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

The following tables set forth information concerning the Bank’s allocation of the allowance for loan losses and the percentage of loans by category at the dates indicated.

	December 31,
	2006		2005		2004
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*
Business banking	$7,221	43.78%	$5,773	44.75%	$4,181	36.21%
Commercial real estate	2,159	11.81	3,020	16.02	583	22.15
Residential	255	9.53	337	10.83	432	13.14
Multifamily	271	3.44	275	5.91	616	11.45
Real estate construction	194	28.7	543	18.84	1,295	13.32
Consumer and other	605	2.74	306	3.65	513	3.73
Unallocated	283	-	-	-	1,943	-
Total allowance for loan losses	$10,988	100.00%	$10,254	100.00%	$9,563	100.00%

* Percent of loans in each category to total loans.

The provision for loan losses for the year ended December 31, 2006, totaled $1.0 million compared to $945,000 for the year ended December 31, 2005, and $675,000 for the year ended December 31, 2004. The increase in the provision for loan losses for the twelve-month period ended December 31, 2006, was due to the increase in total loans and an equal amount of net charge-offs during the two years. Adversely classified loans decreased to $9.4 million at December 31, 2006, from $18.0 million at December 31, 2005.

ASSET AND LIABILITY MANAGEMENT ACTIVITIES

The Bank’s Asset/Liability Management Committee (ALCO) has the responsibility to measure and monitor interest rate risk, liquidity, and capital adequacy. The Bank uses a variety of tools to measure, monitor, and manage interest rate risk. The Audit and Finance Committee of the Board of Directors reviews the interest rate risk management activities of the Bank on a regular basis and has established policies and guidelines on the amount of risk deemed appropriate. The Bank’s net interest income and the fair value of its capital are measured under different interest rate scenarios. The Board, through the Asset/Liability Management Policy, has established targets for the maximum negative impact that changes in interest rates have on the Bank’s net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios. Cascade uses a simulation model to measure rate risk and the impact on net interest income, the fair value of equity, and the fair value capital/asset ratio. In general, the Bank seeks to manage its rate risk through its balance sheet. The Bank focuses on originating more interest rate sensitive assets, such as variable-rate loans, while reducing its long-term, fixed-rate assets through the sale of long-term residential mortgages in the secondary market. The vast majority of the loans that the Bank keeps in its portfolio have rate repricing periods of five years or less. The Bank often uses FHLB advances to fund its intermediate term assets. Cascade also uses repurchase agreements to provide inexpensive funding.

Using standard interest rate shock methodology (an instantaneous uniform change in interest rates at all maturities), the Bank is well within the guidelines established by the Board of Directors for the changes in fair value of equity and the adjusted capital/asset ratios. The Bank’s fair value of equity decreases 16.6% in an up 200 bp shock scenario and 5.3% in a down 200 bp shock, within the established guideline of a maximum 30% decline. The adjusted capital/asset ratio is 10.1% in the up 200 bp scenario and 10.95% in the down 200 bp scenario, both above the 5% minimum established guideline. The net interest income decreases 5.3% in the up 200 bp scenario and 1.6% in the down 200 bp shock scenario well within the guideline of a 10% decline.

To manage the rate risk in the investment portfolio, limits have been established on the final maturity of securities and limits have been initiated on the price volatility of mortgage-backed securities (MBS) (including collateralized mortgage obligations (CMOs)). Additionally, the Bank extends the maturities of its liabilities by offering long-term deposit products to customers, and obtaining longer term FHLB advances. As of December 31, 2006, all of the $243.0 million in advances had original maturities greater than one year and $211.0 million have remaining maturities greater than one year.

The Bank has used interest rate swaps to control the amount of its interest rate risk. Currently, the Bank has $10.0 million in notional principal swaps used to hedge certificates of deposit. In December 2006, the Bank terminated its $10.0 million swap used to hedge its initial issuance of Trust Preferred Securities when it became likely that the changes in the fair value of the swap would need to be marked to market through the income statement due to a change in the accounting interpretation.

Another major component of asset/liability management is liquidity management. The Board of Directors has also established liquidity parameters that seek to assure the Bank will have sufficient liquidity to meet all its customer needs for funding and/or deposit withdrawals. Liquidity levels are monitored by the ALCO with liquidity analysis reports presented to the Board on a regular basis. The ALCO also monitors and reports to the Board on the capital position of the Bank and the Corporation. Both seek to remain “well-capitalized” under FDIC and Federal Reserve guidelines.

The balance sheets and the section of Management’s Discussion and Analysis titled “Average Balances and an Analysis of Average Rates Earned and Paid” contained in the Annual Report are incorporated herein by reference.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income of the Corporation. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume mix (change in rate multiplied by change in volume).

	Year Ended December 31,				Year Ended December 31,
	2006 Compared to Year Ended December 31, 2005 Increase (Decrease) Due to				2005 Compared to Year Ended December 31, 2004 Increase (Decrease) Due to
	(Dollars in thousands)
	Rate	Volume	Mix	Net	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans (1)	$58	$(354)	$(4)	$(300)	$(258)	$(82)	$3	$(337)
Multifamily loans (1)	111	(2,110)	(47)	(2,046)	172	(1,071)	(31)	(930)
Commercial real estate loans (1)	407	(1,488)	(55)	(1,136)	193	2,808	69	3,070
Construction loans (1)	1,915	6,114	1,148	9,177	1,168	2,854	598	4,620
Consumer loans (1)	192	(91)	(7)	94	4	(47)	—	(43)
Business banking loans (1)	1,648	5,670	399	7,717	641	6,115	238	6,994
Total loans	4,331	7,741	1,434	13,506	1,920	10,577	877	13,374
Securities available-for-sale	486	614	53	1,153	(219)	(921)	30	(1,110)
Securities held-to-maturity	87	167	2	256	(81)	62	(1)	(20)
Daily interest-earning deposits	15	(71)	(3)	(59)	117	48	79	244
Total net change in income on interest-earning assets	$4,919	$8,451	$1,486	$14,856	$1,737	$9,766	$985	$12,488

Interest-bearing liabilities
Interest-bearing deposits	$8,905	$497	$860	$10,262	$4,538	$1,853	$764	$7,155
FHLB advances	257	(92)	(3)	162	(944)	1,508	(134)	430
Other borrowings	(603)	3,158	(987)	1,568	871	(56)	(43)	772
Total net change in expenses on interest-bearing liabilities	$8,559	$3,563	$(130)	$11,992	$4,465	$3,305	$587	$8,357
Net increase in net interest income				$2,864				$4,131
(1) Does not include interest on loans 90 days or more past due.
	Year Ended December 31,
	2004 Compared to Year Ended December 31, 2003 Increase (Decrease) Due to
	Rate	Volume	Mix	Net
(Dollars in thousands)
Interest-earning assets
Residential loans (1)	$(873)	$(406)	$48	$(1,231)
Multifamily loans	(733)	317	(37)	(453)
Commercial real estate loans	(521)	3,456	(340)	2,595
Construction loans	393	632	55	1,080
Consumer loans (1)	—	(533)	—	(533)
Business banking loans (1)	48	4,958	21	5,027
Total loans	(1,686)	8,424	(253)	6,485
Securities available-for-sale	(1,243)	(1,442)	195	(2,490)
Securities held-to-maturity	(217)	1,301	(85)	999
Daily interest-earning deposits	33	(58)	(17)	(42)
Total net change in income on interest-earning assets	$(3,113)	$8,225	$(160)	$4,952

Interest-bearing liabilities
Interest-bearing deposits	$(1,258)	$1,616	$(172)	$186
FHLB advances	(504)	838	(41)	293
Other borrowings	(205)	(125)	17	(313)
Total net change in expenses on interest-bearing liabilities	$(1,967)	$2,329	$(196)	$166
Net increase in net interest income				$4,786
(1) Does not include interest on loans 90 days or more past due.

INVESTMENT PORTFOLIO

The Board of Directors, through the Asset/Liability Management Policy, sets the investment policy of the Bank. This policy mandates that investments will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Bank, and the return on the investment. The Bank’s policy does not permit the purchase of non-investment grade bonds. The policy permits the investment in various types of assets permissible under FDIC regulation including: United States Treasury obligations, securities of government sponsored enterprises, mortgage-backed securities (“MBS”) including collateralized mortgage obligations (“CMOs”), state and municipal government bonds, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, investment grade corporate bonds, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Bank may also invest part of its assets in commercial paper and mutual funds, if those assets conform to FDIC regulations.

Investment securities decreased 3% to $239.4 million at December 31, 2006, from $247.6 million at December 31, 2005. The proceeds from the repayment of securities were put into loans. MBS (including CMOs) available-for-sale decreased from $47.4 million to $38.0 million as of December 31, 2006. Agency notes available-for-sale also decreased from $93.2 million to $93.0 million. MBS (including CMOs) held-to-maturity increased from $23.8 million to $25.2 million as of December 31, 2006. Agency notes held-to-maturity increased from $70.8 million to $70.9 million for the year ended December 31, 2006.

The following tables set forth the Bank’s securities available-for-sale at the dates indicated.

	December 31, 2006		December 31, 2005		December 31, 2004
	Estimated	Percent of	Estimated	Percent of	Estimated	Percent of
(Dollars in thousands)	Fair Value	Portfolio	Fair Value	Portfolio	Fair Value	Portfolio
MBS	$37,747	26.48%	$47,423	31.09%	$42,522	34.22%
Agency notes	92,909	65.16	93,173	61.09	69,882	56.23
FHLB stock	11,920	8.36	11,920	7.82	11,872	9.55
Corporate/other	-	-	-	-	-	-
Total	$142,576	100.00%	$152,516	100.00%	$124,276	100.00%

The following table sets forth the contractual or expected maturities and weighted average yields of the Bank’s securities available-for-sale at December 31, 2006.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Estimated		Estimated		Estimated		Estimated
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
MBS	$1,462	6.25%	$28,630	5.68%	$5,841	5.14%	$1,814	5.41%
Agency notes	-	-	47,125	4.47	45,729	5.03	55	-
FHLB stock	-	-	-	-	-	-	11,920	-
Corporate/other	-	-	-	-	-	-	-	-
Total	$1,462		$75,755		$51,570		$13,789

The following table sets forth amortized cost and estimated fair values for the Bank’s securities held-to-maturity at the dates indicated.

	December 31, 2006			December 31, 2005			December 31, 2004
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Portfolio	Cost	Value	Portfolio	Cost	Value	Portfolio
MBS	$25,218	$24,338	26.04%	$23,830	$23,049	25.02%	$25,083	$24,584	27.45%
Agency notes	70,853	68,423	73.16	70,827	68,606	74.47	65,791	64,506	72.03
Corporate/other	775	775	00.80	465	465	00.51	465	465	00.52
Total	$96,846	$93,536	100.00%	$95,122	$92,120	100.00%	$91,339	$89,555	100.00%

The following table sets forth the contractual or expected maturities and weighted average yields of the Bank’s securities held-to-maturity at December 31, 2006.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Estimated		Estimated		Estimated		Estimated
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
MBS	$-	-%	$-	-%	$24,338	4.95%	$-	-%
Agency notes	-	-	15,717	4.52	17,390	4.63	35,316	5.07
Corporate/other	-	-	-	-	-	-	775	8.22
Total	$-		$15,717		$41,728		$36,091

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

Deposits increased to $855.4 million at December 31, 2006, from $795.8 million at December 31, 2005, an increase of 7.5% during this period. Deposits at December 31, 2004 were $721.9 million. The market for retail deposits remains fiercely competitive. Previously, the Bank paid rates at the higher end of the competitive range of financial institutions in its market area. In an attempt to lower the absolute and relative cost of funds, the Bank modified its deposit pricing strategy by pricing its deposits in the middle of that range.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits during the years ended December 31, 2006, 2005, and 2004.

	Average Deposits by Type
	December 31, 2006		December 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$80,457	—%	$77,226	—%	$59,050	—%
Interest-bearing demand deposits	45,039	1.46	39,618	0.62	29,562	0.31
Money market deposit	229,788	3.70	170,641	1.91	145,626	1.29
Savings	14,748	0.51	15,465	0.44	14,895	0.29
Time certificates	446,437	4.33	467,388	3.16	401,620	2.28
	$816,469		$770,338		$650,753

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity at December 31, 2006. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Jumbo Certificates of Deposit
(Dollars in thousands)
Three months or less	$69,797
Over three through six months	84,891
Over six through twelve months	74,864
Over twelve months	27,420
Total	$256,972

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies. The Bank’s deposits are obtained primarily from the areas in which its branches are located. The Bank relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. In the coming year, the Bank will focus on its deposit gathering activities, especially the growth in demand deposits through its High Performance Checking program, which will also be offered to business customers beginning in 2007. In the event the Bank were liquidated, certain depositors would be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders.

BORROWINGS

The Bank relies on advances from the Federal Home Loan Bank of Seattle (FHLB-Seattle) to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank’s first mortgage residential loans, investment securities and other eligible mortgages secured by real estate. FHLB advances were $243.0 million at December 31, 2006, compared to $236.0 million at December 31, 2005, a 3.0% increase. FHLB advances were $228.0 million at December 31, 2004.

The Bank enters into repurchase agreements with its authorized dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by designated investments, primarily the notes of federal agencies and mortgage-backed securities guaranteed by those agencies. The proceeds of these transactions are used to meet the cash flow and interest rate risk management needs of the Bank. Repurchase agreements increased to $95.7 million at December 31, 2006, from $51.1 million at December 31, 2005.

Cascade Bank has established Fed funds borrowing lines with three of its correspondent banks. Cascade used each of these lines during the year. The Bank also opened a line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2006, there were no outstanding balances in any of these lines.

The following table sets forth certain information regarding borrowings by the Bank at the end of, and during, the periods indicated.

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Weighted average rate on:
Securities sold under agreements to repurchase	1.49%	2.35%	2.23%
FHLB advances	4.76	4.42	4.59

	Year ended December 31,
	2006	2005	2004

Maximum amount of borrowings outstanding at any month end:
Securities sold under agreements to repurchase	$96,007	$51,058	$40,251
FHLB advances	256,000	251,000	237,500

Approximate average borrowings outstanding with respect to:
Securities sold under agreements to repurchase	$81,289	$24,051	$31,085
FHLB advances	237,888	239,896	210,024

Approximate weighted average rate paid on:
Other interest-bearing liabilities*	3.36%	4.89%	2.80%
FHLB advances	4.71	4.60	4.79
* Including Trust Preferred Securities.

Junior Subordinated Debentures Payable (Trust Preferred Securities). On March 1, 2000, $10.3 million of 11% Capital Securities due March 1, 2030, were issued by a wholly owned business Trust whose common equity is 100% owned by Cascade Financial Corporation. The Trust exists for the exclusive purposes of issuing and selling the capital securities, using the proceeds from the sale of the capital securities to acquire junior subordinated debentures issued by Cascade Financial Corporation, and engaging in only those other activities necessary, advisable, or incidental to the above. The Corporation used the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. At December 31, 2003, as a result of the adoption of FIN 46R, the Trust was deconsolidated and all periods in the consolidated financial statements have been restated to reflect this change. The $10.3 million of junior subordinated debentures issued by the Corporation to the Trust were reflected as junior subordinated debentures payable in the consolidated balance sheet at December 31, 2004. The Trust will redeem the trust preferred securities when the junior subordinated debentures are paid at maturity or upon any earlier redemption of the junior subordinated debentures.

Prior to December 31, 2003, the Trust was consolidated and was included in liabilities in the consolidated balance sheet, as “Trust Preferred Securities.” The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

On December 15, 2004, Cascade Financial Corporation issued $5.2 million of 5.82% Capital Securities due January 7, 2035. The proceeds from the issuance were invested in Cascade Bank, which used the increased capital for general corporate purposes.

On March 30, 2006, Cascade Financial Corporation issued $10.3 million of 6.50% Capital Securities due June 15, 2036. The proceeds from the issuance were invested in Cascade Bank, which used the increased capital for general corporate purposes.

Subsidiary Activity

The Corporation has four subsidiaries: Cascade Bank, Cascade Capital Trust I, II, and III. The activities of the Corporation are primarily conducted through the Bank. Accordingly, this Form 10-K principally discusses the Bank’s operations.

Cascade Capital Trust I was formed for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the proceeds to acquire junior subordinated debentures issued by the Corporation. The junior subordinated debentures total $10.2 million, have an interest rate of 11.00%, mature on March 1, 2030, and are the sole assets of Cascade Capital Trust I. The junior subordinated debentures are pre-payable, in whole or in part, at the Corporation’s option on or after March 1, 2010, at declining premiums to maturity. Proceeds totaling approximately $9.2 million from the issuance of the junior subordinated debentures were used to increase the capital level of the Bank.

Cascade Capital Trust II incorporates the same structure for the same purposes as Cascade Capital Trust I. The junior subordinated debentures issued under Cascade Capital Trust II equal $5.2 million and have a rate of 5.82% for the first 5 years of the security, and floats at the three-month LIBOR plus 190 bp thereafter. The debentures are callable at par on a quarterly basis beginning January 7, 2010.

Cascade Capital Trust III incorporates the same structure for the same purposes as Cascade Capital Trust I and II. The junior subordinated debentures issued under Cascade Capital Trust III equal $10.3 million and have a rate of 6.50% for the first 5 years of the security, and floats at the three-month LIBOR plus 140 bp thereafter. The debentures are callable at par on a quarterly basis beginning June 15, 2011.

Personnel

At December 31, 2006, the Corporation had 212 full-time equivalent employees. The Corporation believes that employees play a vital role in the success of a service company and that the Corporation’s relationship with its employees is good. The employees are not represented by a collective bargaining unit.

REGULATION

Introduction/General

The following generally refers to certain statutes and regulations affecting the Corporation and the Bank. This provides only a brief summary of the regulations impacting the Corporation and is not complete. This discussion is qualified in its entirety by the statutes and regulations. In addition, some statutes and regulations exist which impact the Corporation but are not referenced below.

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

Transactions with Affiliates. The Corporation and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Corporation and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act (Reg W). Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tying Arrangements. The Corporation and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Corporation nor its subsidiaries may condition an extension of credit on either a requirement that the customer obtain additional services provided by it or an agreement by the customer to refrain from obtaining other services from a competitor.

State Law Restrictions. As a Washington corporation, the Corporation is subject to certain limitations and restrictions as provided under applicable Washington corporate laws.

Securities Registration and Reporting. The Corporation’s common stock is registered as a class with the SEC under the Securities Exchange Act of 1934 and thus the Corporation is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statement, and other information filed by the Corporation under that Act, can be inspected and copied at, or obtained from, the Washington, D.C. office of the SEC. In addition, the securities issued by the Corporation are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

The Corporation is listed on the NASDAQ/Global Select Market. As such, it is subject to the listing and reporting requirements of NASDAQ. Failure to meet these requirements could lead to a delisting of the Corporation’s stock.

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

Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements the FDIC has for the Bank. The FRB regulations provided that capital standards will be applied on a consolidated basis in the case of a bank holding company with more than $150 million in total consolidated assets. The Corporation’s total risk-based capital must equal 8% of risk-weighted assets and 4% must consist of Tier 1 capital.

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

Loans to One Borrower. Cascade Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20% of unimpaired capital and surplus. At December 31, 2006, the Bank had no borrowers with balances in excess of the loans-to-one-borrower limit.

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

Deposit Insurance. The deposits of Cascade Bank are currently insured to a maximum of $100,000 per depositor and $250,000 for Individual Retirement Accounts through the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the SAIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

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

Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2006, the Bank had Tier 1 capital equal to $116.1 million or 8.96% of average total assets, which is $64.2 million above the minimum leverage requirement of 4% as in effect on that date.

The FDIC also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The FDIC requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FDIC expects an additional cushion of at least 1% to 2%.

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

On December 31, 2006, the Bank had total risk-based capital of approximately $127.1 million, including $116.1 million in Tier I capital and $11.0 million in qualifying supplementary capital (the allowance for loan losses), and risk-weighted assets of $1.1 billion, or total capital of 11.20% of risk-weighted assets. This amount was $36.3 million above the 8% requirement in effect on that date.

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

At December 31, 2006, Cascade was a “well-capitalized” institution under the prompt corrective action regulations of the FDIC and the Federal Reserve Board.

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

Washington Tax

The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.5% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties and interest on obligations issued or guaranteed by the United States are not presently subject to the tax. On August 15, 1994, the Department of Revenue of the State of Washington began an audit of the Corporation’s records for compliance regarding the business and occupation tax. The Department of Revenue issued a tax billing for approximately $148,000 of which the Corporation had accrued $104,000 and paid $16,000. In December 2006, the Corporation settled with the State in the amount of $95,000.

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

Item 1A. Risk Factors

The Bank, like all financial institutions, is subject to a number of risks as it conducts its business. The Management Committee, consisting of the Bank’s senior officers, serves as the integrated body that oversees the management enterprise risk bank wide. Within each division, processes are in place to ensure risk is measured, monitored and managed within the parameters established by the relevant Bank policies and consistent with stated goals and strategies.

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

The Bank measures, monitors, and manages interest rates through a variety of tools including simulation modeling. There is a risk that the Bank’s efforts will not effectively capture the asset/liability relationships and thereby not effectively mitigate changes in interest rates on the Bank’s income.

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

Change in Core Processing System

On September 18, 2006, the Company converted its core processing system. The goal of the conversion was to enhance the Company’s level of customer service and internal efficiency. The Company will continue to affirm that the new system will meet all the business requirements for which it was purchased.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation owns eight full service branch locations and leases eleven full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at December 31, 2006, including leasehold improvements, furniture and fixtures, of $12.0 million. The Corporation leases approximately 5% of its main office, approximately 25% of its Marysville office, and 50% of its Issaquah West office to non-affiliated parties. See Note 5 of the Notes to the Consolidated Financial Statements contained in the Annual Report which is listed in Item 15.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Cascade Financial Corporation’s common stock is traded on the NASDAQ/Global Select Market under the symbol CASB. The table below indicates the high/low trading range of Cascade stock over the last eight quarters:

Quarter Ended	High	Low
March 31, 2005	$16.00	$13.97
June 30, 2005	15.00	12.60
September 30, 2005	14.88	12.82
December 31, 2005	15.80	13.60

March 31, 2006	$15.38	$14.00
June 30, 2006	16.20	14.56
September 30, 2006	16.55	15.00
December 31, 2006	17.85	16.00

(b)
Cascade Financial Corporation has only one class of stock outstanding, which is common stock. At December 31, 2006, there were 12,093,699 shares outstanding which were held of record by approximately 2,400 shareholders.

(c)	The Table below indicates the cash dividends paid on each share of its common stock for the past two years:

Quarter Ended	Dividend Declared	Record Date	Payment Date
September 2006	$0.080	10/11/06	10/25/06
June 2006	0.075	07/12/06	07/26/06
March 2006	0.072	04/12/06	04/26/06
December 2005	0.072	01/12/06	01/26/06

September 2005	0.072	10/12/05	10/26/05
June 2005	0.064	07/06/05	07/20/05
March 2005	0.064	04/06/05	04/20/05
December 2004	0.064	01/13/05	01/27/05

Issuer Purchases of Equity Securities
		2006 PLAN		Total	Maximum
				Number	Number
				of Shares	of Shares
				Purchased	that may
		Total	Average	as Part of	Yet be
Period		Number	Price	Publicly	Purchased
		of Shares	Paid	Announced	Under the
Beginning	Ending	Purchased(1)	per Share	Plan	Plan (2)
June 1, 2006	June 30, 2006	-	$ -	-	375,000
July 1, 2006	July 31, 2006	-	-	-	375,000
August 1, 2006	August 31, 2006	33,300	15.58	33,300	341,700
September 1, 2006	September 30, 2006	-	-	-	341,700
October 1, 2006	October 31, 2006	-	-	-	341,700
November 1, 2006	November 30, 2006	-	-	-	341,700
December 1, 2006	December 31, 2006	-	-	-	341,700
Total		33,300	$15.58	33,300	341,700

1) During the period presented, there were no shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.

2) In May, 2006, the Corporation announced a new stock repurchase plan to purchase up to 375,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2007.

Shareholder Return Performance Graph

The following graph compares the Company's cumulative shareholder return on its common stock with the return on the NASDAQ Composite Index and a peer group of the NASDAQ's OTC Bank Index. Total return assumes (i) the reinvestment of all dividends and (ii) the value of the investment in the Company's common stock and each index was $100 at the close of trading on December 31, 2001.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Cascade Financial Corporation	100.00	154.06	312.58	303.23	286.29	344.15
NASDAQ Composite Index	100.00	67.50	101.22	109.89	111.42	122.03
NASDAQ OTC Bank Index	100.00	104.83	135.80	150.73	144.20	160.71

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2001.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management effective December 31, 2006. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (“the SEC’s”) rules and forms.

(b)
Changes in Internal Controls: In the year ended December 31, 2006, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Management assessed the Corporation’s internal control over financial reporting presented in conformity with both U.S. generally accepted accounting principles and call report instructions as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Corporation maintained effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and call report instructions. Management also believes that there was satisfactory compliance during 2006 with the designated laws and regulations.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, has been audited by Moss Adams LLP, the Corporation’s independent registered public accounting firm who audits the Corporation’s consolidated financial statements. The attestation report of Moss Adams LLP expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name	Age (a)	Position
Carol K. Nelson (b)	50	President, Chief Executive Officer and Director of Cascade Bank and Cascade Financial Corporation

Robert G. Disotell	52	Executive Vice President, Chief Credit Officer

Steven R. Erickson(b)	51	Executive Vice President, Real Estate Lending

Lars H. Johnson(b)	53	Executive Vice President, Chief Financial Officer

LeAnne M. Frank	37	Executive Vice President, Chief Administrative Officer

Robert F. Wojcik	57	Executive Vice President, Business Banking

Debbie E. McLeod	41	Executive Vice President, Retail Banking

(a) At December 31, 2006.
(b) Officer of the Corporation and Bank.

The principal occupation of each executive officer of the Corporation and Bank is set forth in the Proxy Statement or below. There are no family relationships among or between the executive officers listed above.

CAROL K. NELSON was appointed Chief Executive Officer of the Company commencing May 1, 2002. She has served as President of the Company and President and Chief Executive Officer of the Bank since February 2001. She was previously Senior Vice President and Northern Region Executive of Bank of America from 1996 to 2001. Ms. Nelson holds a Bachelor’s degree in Business Finance and a Master’s degree in Business Administration from Seattle University. Ms. Nelson serves as Chair of the Board of the Washington Bankers Association and on the Boards of Directors of the Seattle Branch of the Federal Reserve Bank of San Francisco, the Washington Roundtable, the Washington State Major League Baseball Stadium Public Facilities District, and the YWCA of King and Snohomish Counties. She also serves as a Trustee for Seattle University. Ms. Nelson serves as Vice Chair of the Company’s Executive Committee and as a member of the Bank’s Loan Committee. Ms. Nelson is a resident of Edmonds, Washington.

ROBERT G. DISOTELL has been employed by Cascade Bank since 1977 and has served as Executive Vice President and Chief Credit Officer since February 2001. He is responsible for managing Loan Servicing and Credit Operations including overseeing the credit quality of the Bank’s loan portfolios. Mr. Disotell has managed a variety of business groups in his tenure at Cascade, including Mortgage Banking, Secondary Marketing, Retail Banking, and Community Reinvestment Act (CRA) activities. Mr. Disotell is a resident of Arlington, Washington.

STEVEN R. ERICKSON is the Executive Vice President of Real Estate Lending for the Bank, a position held since November 1992. He is responsible for managing commercial and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board for Big Brothers and Big Sisters of Snohomish County, Advisory Board Member for Snohomish County’s Pre-Diversion Program, and Trustee of the Boys and Girls Club of Snohomish County. He is a resident of Marysville, Washington.

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

LEANNE M. FRANK is the Executive Vice President and Chief Administrative Officer for the Bank. She has 20 years of consumer banking experience starting with Rainier Bank and Bank of America, where she served as Vice President and Region Service Manager. Ms. Frank joined Cascade in February 2001. She is a 2006 graduate of Pacific Coast Banking School and a member of the Board for the Snohomish County Red Cross. Ms. Frank is a resident of Everett, Washington.

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

DEBBIE E. McLEOD is Executive Vice President of Retail Banking for the Bank. Ms. McLeod joined Cascade Bank in February 2001. She has over 19 years of commercial banking experience and was previously Vice President and Northern Region Sales Manager for Bank of America. Ms. McLeod is a past Board Chair for United Way of Skagit County and is a Vice Chair of United Way of Snohomish County. Ms. McLeod resides in Burlington, Washington.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the section captioned “Transactions with Management and Others” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “INDEPENDENT AUDITORS” of the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1)(2) Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements
(a)	Consolidated Balance Sheets at December 31, 2006, and December 31, 2005.
(b)	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.
(c)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.
(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.
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

10.6	Cascade Financial Corporation 1997 Elective Equity Plan. (Incorporated by reference to Exhibit 10.7 of the Corporation’s Form 10-K for the period ending December 31, 2001).
10.7	Employment Agreement Extension with Carol K. Nelson dated July 12, 2005 (Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q for the period ending September 30, 2005).
13	Cascade Financial Corporation December 31, 2006 Annual Report to Stockholders, including the Selected Financial Data and Management Discussion and Analysis.
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 23, 2007, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the fourth quarter ended December 31, 2006, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CASCADE FINANCIAL CORPORATION

Date: March 14, 2007                                 By:  /s/ Carol K Nelson
  Carol K. Nelson
  President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lars H. Johnson	By:	/s/ D. R. Murphy
	Lars H. Johnson Executive Vice President (Chief Financial Officer)		D. R. Murphy Director
Date:	March 14, 2007	Date:	March 14, 2007

By:	/s/ David W. Duce	By:	/s/ Ronald E Thompson
	David W. Duce Chairman		Ronald E. Thompson Director
Date:	March 14, 2007	Date:	March 14, 2007

By:	/s/ Janice Halladay	By:	/s/ G. Brandt Westover
	Janice Halladay Director		G. Brandt Westover Director
Date:	March 14, 2007	Date:	March 14, 2007

By:	/s/ Craig Skotdal	By:	/s/ Dwayne Lane
	Craig Skotdal Director		Dwayne Lane Director
Date:	March 14, 2007	Date:	March 14, 2007

By:	/s/ David O’Connor	By:	/s/ Richard Anderson
	David O’Connor Director		Richard Anderson Director
Date:	March 14, 2007	Date:	March 14, 2007

By:	/s/ Katherine M. Lombardo	By:	/s/ Jim Gaffney
	Katherine M. Lombardo Director		Jim Gaffney Director
Date:	March 14, 2007	Date:	March 14, 2007