Form 10-Q
period 2007-03-31
CASCADE FINANCIAL CORP
filed 2007-05-10
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2007
Common Stock ($.01 par value)	12,057,685

CASCADE FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2007

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands)	March 31,	December 31,
	2007	2006
ASSETS
Cash on hand and in banks	$20,696	$23,707
Interest-earning deposits in other institutions	22,451	19,172
Securities held-for-trading	68,579	-
Securities available-for-sale	76,569	130,656
Federal Home Loan Bank (FHLB) Stock	11,920	11,920
Securities held-to-maturity	84,424	96,846
Loans, net	1,026,267	996,015
Goodwill	24,585	25,195
Core deposit intangible, net	740	775
Premises and equipment, net	13,777	12,003
Cash surrender value of bank-owned life insurance	18,139	17,974
Deferred tax asset	2,513	555
Accrued interest receivable and other assets	11,470	10,436
TOTAL ASSETS	$1,382,130	$1,345,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$888,673	$855,449
Federal Home Loan Bank advances	195,999	198,000
Federal Home Loan Bank advances, at fair value	46,724	45,000
Securities sold under agreements to repurchase	95,719	95,710
Junior subordinated debentures payable	15,465	15,465
Junior subordinated debentures payable, at fair value	12,012	10,310
Advance payments by borrowers for taxes and insurance	821	703
Dividends payable	969	967
Accrued interest payable, expenses and other liabilities	10,781	8,451
TOTAL LIABILITIES	1,267,163	1,230,055

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 12,107,685 shares at March 31,
2007, and 12,093,699 shares at December 31, 2006	121	121
Additional paid-in capital	39,798	39,430
Retained earnings, substantially restricted	75,725	77,952
Accumulated other comprehensive (loss), net of tax	(677)	(2,304)
TOTAL STOCKHOLDERS’ EQUITY	114,967	115,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,382,130	$1,345,254

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$19,708	$15,924
Securities held-for-trading	753	-
Securities available-for-sale	1,008	1,694
FHLB stock dividends	12	-
Securities held-to-maturity	963	1,112
Interest-earning deposits	187	57
Total interest income	22,631	18,787

Interest expense:
Deposits	8,408	5,933
FHLB advances and repurchase agreements	3,416	3,007
Junior subordinated debentures	530	327
Total interest expense	12,354	9,267

Net interest income	10,277	9,520
Provision for loan losses	250	250
Net interest income after provision for loan losses	10,027	9,270

Other income:
Gain on sale of loans	88	39
Net gain on fair value of financial instruments	515	-
Net (loss) on sale of REO	-	(27)
Checking service fees	874	756
Other service fees	254	256
Bank-owned life insurance	195	187
Other	125	114
Total other income	2,051	1,325

Other expenses:
Salaries and employee benefits	3,373	3,221
Occupancy	855	888
Marketing	342	253
Data processing	116	103
Other	1,737	1,410
Total other expenses	6,423	5,875

Income before provision for federal income taxes	5,655	4,720
Provision for federal income taxes	1,890	1,548
Net income	$3,765	$3,172

Net income per common share, basic	$0.31	$0.26
Weighted average number of shares outstanding, basic	12,103,616	12,021,223

Net income per share, diluted	$0.30	$0.26
Weighted average number of shares outstanding, diluted	12,388,245	12,343,698

Dividends declared per share	$0.080	$0.072

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Net Income	$3,765	$3,172
Increase (decrease) in unrealized (loss) on
securities available-for-sale, net of tax expense
(benefit) of $876 and $(501) for the three months
ended March 31, 2007 and 2006, respectively.	1,627	(931)

Comprehensive Income	$5,392	$2,241

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$3,765	$3,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	450	500
Provision for losses on loans	250	250
Increase in cash surrender value of bank-owned life insurance	(165)	(160)
Amortization of retained servicing rights	-	3
Amortization of core deposit intangible	35	35
Deferred federal income taxes	99	(13)
Deferred loan fees, net of amortization	91	(64)
Stock-based compensation	68	62
Excess tax benefit from stock-based payments	(113)	(76)
Net (loss) on sales of real estate owned, investment property and other repossessed assets	-	(27)
Net change in fair value of financial instruments	(515)	-
Net (increase) decrease in accrued interest receivable and other assets	(1,682)	(315)
Net increase in accrued interest payable, expenses and other liabilities	2,388	3,149
Net cash provided by operating activities	4,671	6,516

Cash flows from investing activities:
Loans originated, net of principal repayments	(29,878)	(43,273)
Purchases of securities held-to-maturity	(5,000)	(3,744)
Principal repayments on securities held-to-maturity	1,128	645
Principal repayments on securities available-for-sale	2,179	2,851
Purchases of securities available-for-sale	-	(5,716)
Purchases of premises and equipment	(2,224)	(400)
Proceeds from loan participations sold	(714)	83
Net cash used in investing activities	(34,509)	(49,554)

Subtotal, carried forward	$(29,838)	$(43,038)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Subtotal, brought forward	$(29,838)	$(43,038)

Cash flows from financing activities:
Proceeds from issuance of common stock	197	317
Dividends paid	(967)	(864)
Repurchase of common stock	(274)	(100)
Excess tax benefits from stock-based payments	113	76
Net increase (decrease) in deposits	32,910	(15,775)
Net increase (decrease) in Federal Home Loan Bank advances	(2,000)	15,000
Net increase in securities sold under agreements to repurchase	9	20,989
Proceeds from Trust Preferred Securities issued	-	10,310
Net increase (decrease) in advance payments by borrowers for taxes and insurance	118	(286)
Net cash provided by financing activities	30,106	29,667
Net increase (decrease) in cash and cash equivalents	268	(13,371)

Cash and cash equivalents at beginning of period	42,879	31,109
Cash and cash equivalents at end of period	$43,147	$17,738

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$11,534	$9,395
Federal income taxes	-	210

Supplemental schedule of noncash investing activities:
Mark-to-market on securities available-for-sale	(741)	1,432
Retirement of common stock in retained earnings	-	95
Dividends declared	969	867
Cumulative adjustment of equity on adoption of SFAS 159	(3,389)	-

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

1.   Presentation of Financial Information

    The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its subsidiary, Cascade Bank (the “Bank” or “Cascade”). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

    Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2006, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Corporation’s December 31, 2006 Annual Report on Form 10-K.

2.   Commitments and Contingencies

      In the normal course of business there are various commitments to fund loans. Management does not anticipate any material loss as a result of these commitments.

    Periodically there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Corporation’s and the Bank’s business. In the opinion of management, no material loss is expected from any such pending lawsuits.

3.   Recently Issued Accounting Standards

    Adoption of SFAS No. 157 and 159: The Corporation elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals (GAAP), and expands disclosures about fair value measurement. The Corporation made this election to allow more flexibility with respect to the management of investment securities, wholesale borrowings and interest rate risk position in future periods. (See Note 6).

    The Corporation adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the asset for unrecognized income tax benefits, all of which would affect the Company’s effective income tax rate if recognized.

4.   Trust Preferred Securities (Junior Subordinated Debentures)

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

5.   Stockholders’ Equity

    a)    Earnings Per Share

    The following table presents the computation of basic and diluted net income per share for the three-month period ended March 31:

(Dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$3,765	$3,172

Denominator:
Denominator for basic net income per share - Weighted average shares	12,103,616	12,021,223

Effect of dilutive securities:
Stock options	284,629	322,475
Denominator for diluted net income per share - Weighted average shares and assumed conversion of dilutive stock options	12,388,245	12,343,698

Basic net income per share	$0.31	$0.26
Diluted net income per share	$0.30	$0.26

    For the quarters ended March 31, 2007, and 2006, there were anti-dilutive options to purchase shares of 105,866 and 111,496 respectively, excluded from the above calculation.

    b)    Dividends

    On March 28, 2007, the Corporation announced its nineteenth consecutive quarterly cash dividend payment. The dividend was $0.08 per share and was paid on April 25, 2007, to shareholders of record as of April 11, 2007.

    On April 25, 2006, the Corporation declared a 5-for-4 stock split payable on May 19, 2006, to shareholders of record as of May 5, 2006. Certain share and per share amounts have been restated to reflect the 5-for-4 stock split.

    c)    Stock-based Compensation

    Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes the cost for options granted prior to but not vested as of December 31, 2005, and options granted and vested in 2006. Therefore results for prior periods have not been restated.

    The adoption of SFAS No. 123(R) resulted in compensation expense of approximately $68,000 for the three months ended March 31, 2007. There was no tax benefit recorded for the three months ended March 31, 2007.

    The Corporation previously accounted for its stock option plan in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As none of the Corporation’s stock option grants have ever been granted at a price less than market value, no compensation cost has been recognized for its stock option plans.

    Changes in total options outstanding for the three months ended March 31, 2007, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2006	703,606	$9.26	5.76	$5,511,642
Granted	1,000	17.17
Exercised	29,553	6.72
Forfeited/Canceled	5,389	11.87
Outstanding on March 31, 2007	669,664	$9.36	5.63	$5,388,055

Exercisable on March 31, 2007	431,824	$7.17	4.51	$4,420,701

    There were 1,000 options granted during the three month period ended March 31, 2007. The unrecognized share-based compensation cost related to stock option expense at March 31, 2007, is $399,464, which will be recognized over the estimated average life of the options of approximately five years.

    Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Key assumptions used in determining the fair value of options granted during the three months ended March 31, 2007, are as follows:

Expected price volatility	24.0%
Risk-free interest rate	4.5%
Dividend yield on underlying stock	2.0%
Weighted-average expected life in years	5.1

    The total options authorized are 1,265,878. Options granted in this period were 1,000 with a fair value of $4.28 per option. The total intrinsic value of options exercised during the three months ended March 31, 2007, was $329,057. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $465,000.

    Historical information is the primary basis for the selection of the expected volatility, projected dividend yield and the expected lives of the options. The Bank uses historical information for its key assumptions. The Bank has collected a long history of option activity and believes that this historical information presents the best basis for future projections. The risk-free interest rate was selected based upon U.S. Treasury issues with a term equal to the expected life of the option being valued at the time of the grant.

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

6.   Fair Value Accounting

    The Company elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS 159, the Corporation selected fair value measurement for certain available-for-sale and held-to-maturity  investment securities, Federal Home Loan Bank advances and junior subordinated debentures, which had fair values of approximately $68.1 million, $46.7 million and $12.1 million, respectively, on January 1, 2007. The Corporation also selected fair value measurement for an interest rate swap on a CD with a notional value of $10 million and a fair value of $312,000 on January 1, 2007. The initial fair value measurement of these instruments resulted in a $3.4 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings. While the adjustment to retained earnings is permanent, approximately $1.4 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total shareholders’ equity was only $3.4 million on January 1, 2007. Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in subsequent financial reporting periods. As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, the Corporation recorded a net gain of $515,000 ($345,000 after tax) in the quarter ended March 31, 2007.

Cumulative Adjustment on Adoption of SFAS 159
	January 1, 2007
		Fair Market		Related	Cumulative
(Dollars in thousands)	Amoritzed	Valuation	Basis at	Deferred	Effect of
	Cost	Adjustment	FMV	Taxes	Adoption
Assets
Securities available-for-sale reclassified to fair value	$54,721	$(2,056)	$52,665	$720	$(1,336)
Securities held-to-maturity reclassified to fair value	15,984	(554)	15,430	194	(360)
Deferred origination costs on junior subordinated debentures	654	(654)	-	-	(654)
	$71,359	$(3,264)	$68,095	$914	$(2,350)
Liabilities
FHLB advances	$45,000	$1,654	$46,654	$(579)	$1,075
Junior subordinated debentures payable	10,310	1,740	12,050	(609)	1,131
SWAP on CD	-	312	312	(109)	203
	$55,310	$3,706	$59,016	$(1,297)	$2,409

Total adjustment				$2,211	$(4,759)
Less transfer from other comprehensive loss to retained earnings				$(738)	$1,370
Cumulative adjustment of deferred tax asset and equity on adoption of SFAS 159				$1,473	$(3,389)

	March 31, 2007
		Fair Market
	Amoritzed	Valuation	Basis at	Change
	Cost	Adjustment	FMV	in FMV
Assets
Securities available-for-sale reclassified to fair value	$54,713	$(1,711)	$53,002	$345
Securities held-to-maturity reclassified to fair value	15,986	(409)	15,577	145
Deferred origination costs on junior subordinated debentures	654	(654)	-	-
	$71,353	$(2,774)	$68,579	$490
Liabilities
FHLB advances	$45,000	$1,724	$46,724	$70
Junior subordinated debentures payable	10,310	1,702	12,012	(38)
SWAP on CD	-	255	255	(57)
	$55,310	$3,681	$58,991	$(25)

Total adjustment				$515

    The Company has elected to continue to recognize the interest income and dividends from the securities reclassified as trading as a component of interest income as was done in prior years when they were classified as available-for-sale and held-to-maturity. The same treatment will be elected for the recording of interest expense related to the FHLB advances and junior subordinated debentures. The change in fair market value of these financial instruments will be recorded as a component of non-operating income.

Determination of fair market values:

•
Securities at fair value are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices, and under the provisions of SFAS No. 157, is considered a Level 2 input method.

•
Advances from FHLB are priced using discounted cash flows to the date of maturity based on the Seattle FHLB’s current rate sheet for member bank advances on the date of valuation and is considered a Level 2 input method.

•
Junior subordinated debentures are priced using discounted cash flows to the next available redemption date on the date of valuation based on recent issuances or quotes from brokers, for comparable bank holding companies and is considered a Level 2 input method.

•	The CD swap is priced using information obtained from the Bank’s counterparty in the transaction.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and accompanying notes, and the December 31, 2006 audited consolidated financial statements and accompanying notes included in our recent Annual Report on Form 10-K.

This section contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of national and regional economic trends on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank’s ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the Bank’s market area; fluctuation in demand for the Bank’s products and services; the Corporation’s ability to attract and retain qualified people, and other factors. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC guide 3 information that has not materially changed since the audited statements, please see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Adoption of SFAS 157 - Fair Value Measurements and SFAS 159 - Fair Value Option

    In April 2007, the Audit and Finance Committee of the Board approved the early adoption of SFAS 159 and SFAS 157 by Cascade Financial Corporation to reduce potential volatility in earnings, enhance liquidity, streamline accounting, improve net interest margin and reduce interest rate risk exposure. As a result of this action, the Bank made the following elections relative to its assets and liabilities:

1.        Apply fair value accounting to the notional value of a $10 million interest rate swap that was hedging a long term CD previously accounted for using the short cut method of applying hedge effectiveness under SFAS 133 to fair value. The swap was terminated effective April 13, 2007, at a loss of $308,000.

2.        Cascade has elected to apply the fair value accounting option to $45 million in FHLB advances with an average coupon of 5.83%. These advances were replaced in April 2007 resulting in a gain of $623,000. The new advances have an average rate of 4.66%. These transactions reduced interest rate expense by 117 basis points and reduced the Bank’s interest rate risk exposure. Cascade did not choose the fair value accounting option for other lower rate FHLB advances.

3.        The Company has elected the fair value option for certain securities held as available-for-sale and held-to-maturity. These securities, totaling approximately $70 million, were designated as trading and sold in April 2007 at a loss of $482,000. There are three groups of investment securities that were sold. The first group consisted of $26 million of intermediate term agency callable notes in the available-for-sale (AFS) portfolio that carried premiums due to adjustments mandated by SFAS 133 accounting. The second group of securities was $28 million of low coupon, agency notes with remaining maturities of two to three years that were in the AFS portfolio. The final group of securities is $16 million of step-up bonds, which are held in the held-to-maturity (HTM) portfolio. These long-term securities have low current coupons that increase in defined intervals over time. However, currently, their coupons were among the lowest and their maturities the longest in the portfolio.

Of the $70 million in securities sold, $42 million had final maturities of greater than 5 years. The weighted average maturity of securities sold was 5.8 years and would be projected to lose approximately $6 million in market value in a +200 bp interest rate shock environment. Therefore, selling these securities meaningfully reduced the Corporation’s exposure to rising interest rates.

4.        Apply fair value accounting to Cascade Capital Trust I (CCTI). Upon adoption of SFAS 159 and 157, the Corporation established a fair value for Cascade Capital Trust I of approximately 117 or $11.17 million for our $10 million in trust preferred securities (Junior Subordinated Debentures). This resulted in charging off the unamortized issuance costs to retained earnings of $654,000 as required under SFAS 159. The $1.17 million fair value premium is the result of the 11% coupon and the 5.5% call premium. This fair value premium should be effectively written down to the $550,000 premium to call the security on March 1, 2010, which is embedded in the fair value of the security. The fair value option was not selected for variable rate junior subordinated debentures totaling $15 million.

    The initial fair value measurement of these instruments resulted in a $3.4 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007. Approximately $1.4 million was already recognized in other comprehensive income (OCI) as the difference between the book value and fair value, net of tax, of the $54 million securities that were held in the available-for-sale category of the investment portfolio. The change in fair value for these designated assets/liabilities between January 1 and March 31, 2007 was recognized in the income statement. Net income was increased by $515,000 or by $345,000 after tax - 2.8 cents per diluted share.

    In April 2007, the designated securities were sold and the FHLB advances restructured. The net result of the gains and losses of those transactions will be a net gain of approximately $88,000 before tax and $59,000 after tax to be recognized in 2Q07 as the fee for restructuring the advances more than offset the loss on the sale of investments and the loss on the termination of the swap attributable to 2Q07.

    The Company did not select the fair value measurement for any loans. As a result, no valuation allowances were removed.

    The combined impact of these transactions is projected to increase the Bank’s net interest margin by 8 to 12 basis points over where it would be otherwise.

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the three months ended March 31,
	2007	2006
Return on average assets	1.13%	1.04%
Return on average stockholders’ equity	13.31	12.03
Average stockholders’ equity to average assets	8.49	8.65
Other expenses to average assets	1.90	1.93
Efficiency ratio	51.91	54.17
Average interest-earning assets to average interest-bearing liabilities	111.96	111.91

CHANGES IN FINANCIAL CONDITION

    Total assets increased 2.7% or $36.9 million to $1.4 billion at March 31, 2007, compared to $1.3 billion at December 31, 2006. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 3.0% or $30.3 million to $1.0 billion at March 31, 2007, from $996.0 million at December 31, 2006.

    Total investment securities increased $2.1 million to $241.5 million at March 31, 2007, compared to $239.4 million at December 31, 2006. There has been limited activity in the portfolio. This increase represents the purchase of mortgage-backed securities eligible for Community Reinvestment Act purposes which exceeded the repayments on the mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) portfolios. The investment portfolio is concentrated in the securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the three months ended March 31, 2007, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE securities in the portfolio as of March 31, 2007, were rated AAA.

(Dollars in thousands)	MARCH 31, 2007
Securities held-for-trading	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
Agency notes	$68,218	$-	$-	$-	$-	$68,218
Corporate/Other	361					361
	$68,579	$-	$-	$-	$-	$68,579

Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$36,250	$30	$3	$(36)	$(533)	$35,714
Agency notes	41,361	-	-	-	(506)	40,855
	$77,611	$30	$3	$(36)	$(1,039)	$76,569

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$24,089	$7	$-	$(8)	$(752)	$23,336
Agency notes	59,870	-	-	(14)	(1,383)	58,473
Corporate/other	465	-	-	-	-	465
	$84,424	$7	$-	$(22)	$(2,135)	$82,274

	DECEMBER 31, 2006
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$38,427	$48	$3	$(18)	$(713)	$37,747
Agency notes	95,772	-	-	-	(2,863)	92,909
	$134,199	$48	$3	$(18)	$(3,576)	$130,656

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$25,218	$7	$1	$(14)	$(873)	$24,339
Agency notes	70,853	-	-	(25)	(2,406)	68,422
Corporate/other	775	-	-	-	-	775
	$96,846	$7	$1	$(39)	$(3,279)	$93,536

    As of March 31, 2007, we hold 21 securities in our available-for-sale portfolio and 13 in our held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses are due to increases in interest rates and are not related to credit deterioration. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time we believe to be sufficient for a market price recovery. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

    At March 31, 2007, the Bank held Federal Home Loan Bank (FHLB) of Seattle stock of $11.9 million. On May 1, 2007, the FHLB declared a $.15 per share cash dividend. The dividend payment is approximately $18,000 and will be recognized in 2Q07.

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

    Retail loans consist of residential, home equity and consumer loans. Residential loans, held in the Bank’s portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells almost all of those loans into the secondary market on a best efforts, servicing released basis. Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential, e.g. automobiles, credit cards, or boats.

    Net loans increased by $30.3 million to $1.0 billion as of March 31, 2007, compared to $996.0 million at December 31, 2006. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans, grew $36.7 million to $888.4 million as of March 31, 2007, compared to $851.7 million as of December 31, 2006. The Company has emphasized construction lending as it provides what Management believes to be the most favorable trade-off between risk and returns.

    Retail loans decreased $1.1 million as consumer loans decreased $538,000 to $27.1 million and residential loans decreased by $554,000 to $95.8 million. Multifamily loans decreased $5.1 million to $29.6 million. The intense pricing pressure and the commodity-like nature of these loans have rendered them less attractive assets.

    The following summary reflects the Bank’s loan portfolio as of the dates indicated:

Types of Loans	March 31,	% of	December 31,	% of
(Dollars in thousands)	2007	Portfolio	2006	Portfolio

Business	$456,234	43.9%	$442,391	43.8%
Real estate construction(1)	314,613	30.2	289,993	28.7
Commercial real estate	117,524	11.3	119,298	11.8
Retail(2)	122,944	11.8	124,036	12.3
Multifamily real estate	29,646	2.8	34,719	3.4
Total loans	$1,040,961	100.0%	$1,010,437	100.0%
Deferred loan fees	(3,524)		(3,434)
Allowance for loan losses	(11,170)		(10,988)
Loans, net	$1,026,267		$996,015
___________________
(1)	Real estate construction loans are net of loans in process.
(2)	Loans held-for-sale are included in retail loans, and at less than 1% of total loans, are not considered material.

Deposits, Other Borrowings, and Shareholder Equity

    Checking account deposits increased as the Bank continued to focus its branch activities on deposit generation in general and checking/transaction accounts in particular. In June 2005, the Bank launched its High Performance Checking (HPC) program to accelerate deposit growth. As of March 31, 2007, HPC accounts held $49.0 million of checking deposits. Total deposits increased by $33.3 million from $855.4 million at December 31, 2006, to $888.7 million at March 31, 2007. The majority of the increase occurred in certificate of deposit accounts (CDs). In January 2007, the Bank launched its Business High Performance Checking (BHPC) program to continue to improve our funding mix.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	March 31,	% of	December 31,	% of
	2007	Deposits	2006	Deposits
Checking accounts	$134,915	15.2%	$139,507	16.3%
Savings & MMDA	292,726	33.0	290,444	34.0
CDs	461,032	51.8	425,498	49.7
	$888,673	100.0%	$855,449	100.0%

    FHLB of Seattle advances decreased by $300,000 from $243.0 million at December 31, 2006, to $242.7 million at March 31, 2007. Securities sold under agreements to repurchase increased $9,000 to $95.7 million for the three months ended March 31, 2007. The Bank used structured advances and repurchase agreements to obtain lower rates.

    On March 30, 2006, Cascade Financial Corporation issued $10 million in par value junior subordinated debentures (Trust Preferred Securities). The proceeds from the issuance were invested in Cascade Bank, which used the increased capital for general corporate purposes.

    Stockholders’ equity decreased by $200,000 from $115.2 million at December 31, 2006, to $115.0 million at March 31, 2007. The decrease is primarily attributable to the Corporation’s adoption of SFAS 159, which reduced equity by $3.4 million and the Corporation’s nineteenth consecutive cash dividend, which was declared March 28, 2007, which reduced stockholders’ equity by $969,000. Accumulated other comprehensive income increased by $1.6 million with most of the increase attributable to the Corporation’s adoption of SFAS 159.

Asset Quality

    Non-performing assets (non-performing loans, real estate owned and other repossessed property) totaled $953,000 and $851,000 at March 31, 2007, and December 31, 2006, respectively. Non-performing loans, which are those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $953,000 at March 31, 2007, compared to $851,000 at December 31, 2006. Of the $953,000, $801,000 were business and construction loans and $152,000 were consumer loans. There was no real estate owned (REO) and other repossessed assets as of March 31, 2007, and at December 31, 2006.

    At March 31, 2007, the Bank’s allowance for loan losses totaled $11.2 million compared to $11.0 million at December 31, 2006. The allowance for loan losses was 1.07% of total loans outstanding at March 31, 2007, compared to 1.09% at December 31, 2006. The allowance for loan losses was 1,172% of non-performing loans at March 31, 2007. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analyses of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management’s projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and an increase in the portfolio of these loan types. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on non-performing loans.

    During the quarter ended March 31, 2007, loan charge-offs equaled $96,000 while recoveries were $28,000 resulting in net charge-offs of $68,000.

    The following table provides summary information concerning asset quality as of and for the quarters ended March 31, 2007, and December 31, 2006, respectively:

	March 31, 2007	December 31, 2006
Non-performing loans to total assets	0.07%	0.06%
Non-performing loans to total loans outstanding	0.09	0.08
Non-performing assets to total assets	0.07	0.06
Allowance for loan losses to non-performing loans	1,172	1,291
Allowance for loan losses to total loans	1.07	1.09
Net charge-offs to total loans	0.01	0.02

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2007 and 2006

General

    Net income increased 19.0% to $3.8 million for the three months ended March 31, 2007 compared to $3.2 million during the comparable period in 2006. Diluted net income per share was $0.304 for the quarter ended March 31, 2007 and $0.257 per share for the quarter ended March 31, 2006, an increase of 18.3%. All per share data has been adjusted to reflect the 5-for-4 stock split paid in May 2006. Net interest income before provision for loan losses increased $757,000 to $10.3 million for the quarter ended March 31, 2007. Other income increased by $726,000 to $2.1 million for the quarter ended March 31, 2007. Other expense increased $548,000 to $6.4 million for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Net Interest Income

    Net interest income, before provision for loan losses, increased 8.0% or $757,000 to $10.3 million for the three months ended March 31, 2007 compared to $9.5 million for the three months ended March 31, 2006. Average interest earning assets increased $128.0 million or 11.1% to $1.3 billion for the three months ended March 31, 2007 compared to the same period in 2006. Average total loans (including loans held-for-sale) increased $129.0 million to $1.0 billion and average investment securities decreased $10.8 million to $237.7 million for the three months March 31, 2007 compared to the same quarter of the prior year.

	At or for the three
	months ended March 31,
(Dollars in millions)	2007	2006

Average interest earning assets	$1,280	$1,152
Average interest bearing liabilities	1,143	1,029
Yield on interest earning assets	7.17%	6.53%
Cost of interest bearing liabilities	4.38	3.60
Net interest spread	2.79	2.93
Net interest margin	3.26	3.31

    The net interest margin decreased 5 basis points to 3.26% for the three months ended March 31, 2007 compared to the same quarter the prior year. The yield on interest earning assets increased 64 basis points to 7.17% for the three months ended March 31, 2007, compared to 6.53% for the three months ended March 31, 2006. The cost of funds increased 78 basis points to 4.38% for the three months ended March 31, 2007 compared to 3.60% for the same period in 2006.

    The yield on assets increased as the rates rose and loans increased as a percentage of earning assets and prime based loans repriced upward as short-term rates continued to increase. Funding costs also rose as the rates paid on deposits rose with the level of short-term interest rates. Most of our deposit growth occurred in CDs and resulted from the Bank's promotion of a nine-month CD product.

Provision for Loan Losses

    Cascade’s provision for loan losses was $250,000 for the three months ended March 31, 2007 and March 31, 2006. The provision is based on the size, composition and growth of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience.

Other Income

    Other income increased $726,000 or 54.8% to $2.1 million for the three months ended March 31, 2007 as compared to $1.3 million for the three months ended March 31, 2006. Other income for the first quarter of 2007 benefited from a $515,000 gain resulting from the early adoption of SFAS 159. For the three months ended March 31, 2007, checking fee income increased to $874,000 compared to $756,000 for the same period in the prior year. Gain on sale of loans increased $49,000 from $39,000 to $88,000 for the three months ended March 31, 2007. Other service fee income decreased $2,000 to $254,000 for the quarter.

Other Expense

    Other expense was $6.4 million for the three months ended March 31, 2007 compared with $5.9 million for the three months ended March 31, 2006.

    Salary and employee benefit expenses increased $152,000 to $3.4 million during the three months ended March 31, 2007 compared to the same quarter last year. Approximately $100,000 of that increase was due to increased Directors’ fees as two new Directors of the Corporation took office and 2006’s expenses were lowered when the Board voted not to pay a bonus to Directors. The remaining other operating expense categories totaled $3.1 million for the three months ended March 31, 2007. For the same period in 2006, other operating expenses were $2.7 million. The increase in other operating expense was led by an increase in marketing expense which was associated with the roll out of High Performance Checking for business customers and increased business and occupation taxes.

Federal income tax expenses increased $342,000 to $1.9 million, an increase of 22.1% during the three months ended March 31, 2007 compared to the same period last year. For the three months ended March 31, 2007, the Corporation’s effective tax rate was 33%. Tax benefits related to bank-owned life insurance and interest on tax-exempt loans accounted for the difference from the “expected” Federal income tax rate of 35% during each of the periods.

Segment Results

    The following is a summary of selected operating segment information for the three-months ended March 31, 2007 and 2006. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. The income property category includes commercial real estate and multifamily lending.

For the three months ended March 31, 2007
(Dollars in thousands)	BUSINESS	CONSTRUCTION	INCOME PROPERTY	RETAIL	ADMINISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,206	$5,092	$923	$379	$427	$10,027
Other income	45	12	-	1,181	813	2,051
Other expense	371	97	32	591	5,332	6,423
Contribution before overhead	2,880	5,007	891	969	(4,092)	5,655
Support transfer	1,766	1,221	608	497	(4,092)	-
Income before provision for income tax	1,114	3,786	283	472	-	5,655
Provision for income taxes	373	1,264	95	158	-	1,890
Net income	$741	$2,522	$188	$314	$-	$3,765

For the three months ended March 31, 2006
(Dollars in thousands)	BUSINESS	CONSTRUCTION	INCOME PROPERTY	RETAIL	ADMINISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,680	$2,987	$1,171	$530	$902	$9,270
Other income	44	7	-	971	303	1,325
Other expense	322	86	85	552	4,830	5,875
Contribution before overhead	3,402	2,908	1,086	949	(3,625)	4,720
Support transfer	1,563	754	782	526	(3,625)	-
Income before provision for income tax	1,839	2,154	304	423	-	4,720
Provision for income taxes	604	706	99	139	-	1,548
Net income	$1,235	$1,448	$205	$284	$-	$3,172

    Interest income is assigned based upon the loans held by that line of business. Investment income is assigned to Administration. Interest expense is allocated based upon the Corporation’s cost of funds and the average maturity of the lines of business assets. Overhead is allocated on the basis of average total assets.

Liquidity and Sources of Funds

    The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of FHLB advances. As of March 31, 2007, Cascade had $136.2 million of construction loans in process, $85.8 million in unused business lines of credit, $37.7 million in unused consumer lines of credit including credit cards and $38.8 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 69% of commitments at any point in time. Historically, the Bank’s business customers use approximately 50% of their lines at any given time. About 44% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Corporation’s condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2007 contributed $4.7 million to liquidity compared to $6.5 million for the three months ended March 31, 2006.

    Funding needs are met through existing liquidity balances, deposit growth, FHLB-Seattle advances and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $22.5 million as of March 31, 2007, and $2.0 million at March 31, 2006.

    Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $483.3 million at current asset levels. At March 31, 2007, the Bank had $242.7 million in advances and an unused line of credit from the FHLB-Seattle of approximately $242.2 million. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a flexible source of funding. At March 31, 2007, the Bank had $95.7 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $19.1 million at the end of the quarter and $12.0 million as of December 31, 2006. Commercial real estate loans totaling $309.7 million and home equity and 2nd lien residential loans totaling $19.7 million are being used as a source of collateral at the FHLB. The Bank also has a total of $33.0 million in Fed funds lines with its correspondent banks and a $20.7 million line of credit at the Federal Reserve Bank of San Francisco, none of which were used during the quarter.

Capital Resources

    The Corporation’s main source of capital is typically the retention of its net income. The Corporation also receives capital through the exercise of stock options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade’s stock, which they have held for a minimum of six months, to exercise options.

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

Capital Requirements

    Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold capital equal to 4% of its assets and 8% of its risk-weighted assets. As of March 31, 2007, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.30 billion and $1.17 billion respectively. The related excess capital amounts as of March 31, 2007, are presented in the following table (dollars in thousands):

	Adequately Capitalized		Well Capitalized
Core capital	Amount	Percentage	Amount	Percentage
Tier 1 (Core) capital	$115,480	8.73%	$115,480	8.73%
Less: Minimum requirement	52,928	4.00	79,392	6.00
Excess	$62,552	4.73%	$36,088	2.73%

Risk-based capital	Amount	Percentage	Amount	Percentage
Risk-based capital	$126,650	10.85%	$126,650	10.85%
Less: Minimum requirement(1)	93,370	8.00	116,713	10.00
Excess	$33,280	2.85%	$9,937	0.85%
(1) Based on risk-weighted assets.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of March 31, 2007, which requires a core capital to assets of at least 6% and a risk-based capital to assets of at least 10%.

    The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of March 31, 2007, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 8.71% and a risk-based ratio of 10.84%.

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

    Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of March 31, 2007, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of March 31, 2007, the Bank’s fair value of equity decreases 15.7% in the up 200 basis point scenario and 7.4% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 9.8% in the up 200 basis point scenario and 10.3% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income decreases 4.7% in the up 200 basis point scenario and 4.8% in the down 200 basis point scenario, both within the guideline of a 10% decline.

    The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all 15 and 30 year fixed rate loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at March 31, 2007.

Type	Percentage
Variable	34%
Adjustable	39%
Fixed	27%

    The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB-Seattle advances. As of March 31, 2007, the entire portfolio of $241.0 million in long-term advances had original maturities greater than one year, none had original maturities of less than one year. This portfolio consists of $25.0 million 3-month LIBOR adjustable, $2.0 million are fixed rate, $119.0 million have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing and $95.0 million begin as LIBOR based advances but convert to a fixed rate borrowing after a specified time.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of March 31, 2007. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

    In the quarter ended March 31, 2007, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

    The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A. Risk Factors

    There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2006 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased (1)	Paid per Share	Announced Plan	Under the Plan (2)
January 1, 2007	January 31, 2007	-	$-	-	341,700
February 1, 2007	February 28, 2007	8,567	17.67		341,700
March 1, 2007	March 31, 2007	7,000	17.60	7,000	334,700
Total		15,567	$17.63	7,000	334,700

1) During the period presented there were 8,567 shares purchased, which would be acquired at current market values as consideration for the exercise of fully vested options.

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

(b)  Reports on Form 8-K

    On January 23, 2007, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the quarter ended December 31, 2006, under Items 2.02 and 9.01 of Form 8-K.

On April 24, 2007, reporting an attached press release announcing earnings information for the quarter ended March 31, 2007, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION
May 10, 2007	/s/ Lars H. Johnson
By: Lars H. Johnson, Executive Vice President (Chief Financial Officer)