Form 10-Q
period 2007-06-30
CASCADE FINANCIAL CORP
filed 2007-08-07
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2007
Common Stock ($.01 par value)	12,000,536

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter EndedJune 30, 2007

PART I –– FINANCIAL INFORMATION

Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands)	June 30,	December 31,
	2007	2006
ASSETS
Cash on hand and in banks	$21,040	$23,707
Interest-earning deposits in other institutions	30,075	19,172
Securities held-for-trading, fair value	46,784	-
Securities available-for-sale, fair value	74,450	130,656
Federal Home Loan Bank (FHLB) Stock	11,920	11,920
Securities held-to-maturity, amortized cost	83,938	96,846
Loans, net	1,005,420	996,015
Goodwill	24,585	25,195
Core deposit intangible, net	705	775
Premises and equipment, net	13,916	12,003
Cash surrender value of bank-owned life insurance	18,309	17,974
Deferred tax asset	2,799	555
Accrued interest receivable and other assets	11,046	10,436
TOTAL ASSETS	$1,344,987	$1,345,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$897,908	$855,449
FHLB advances	197,000	243,000
Securities sold under agreements to repurchase	95,728	95,710
Junior subordinated debentures payable	15,465	25,775
Junior subordinated debentures payable, at fair value	11,843	-
Advance payments by borrowers for taxes and insurance	501	703
Dividends payable	961	967
Accrued interest payable, expenses and other liabilities	9,896	8,451
TOTAL LIABILITIES	1,229,302	1,230,055

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 12,015,411 shares at June 30,
2007, and 12,093,699 shares at December 31, 2006	120	121
Additional paid-in capital	39,954	39,430
Retained earnings, substantially restricted	76,792	77,952
Accumulated other comprehensive (loss), net of tax	(1,181)	(2,304)
TOTAL STOCKHOLDERS’ EQUITY	115,685	115,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,344,987	$1,345,254

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (unaudited)
(Dollars in thousands except	Three months ended		Six months ended
share and per share amounts)	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans	$20,403	$17,280	$40,110	$33,203
Securities held-for-trading	616	-	1,369	-
Securities available-for-sale	980	1,729	1,988	3,424
FHLB dividends	18	-	30	-
Securities held-to-maturity	1,054	1,155	2,017	2,268
Interest-earning deposits	718	85	906	141
Total interest income	23,789	20,249	46,420	39,036
Interest expense:
Deposits	9,165	6,849	17,573	12,782
FHLB advances and securities sold under agreements to repurchase	3,103	3,203	6,519	6,209
Junior subordinated debentures	530	509	1,060	836
Total interest expense	12,798	10,561	25,152	19,827
Net interest income	10,991	9,688	21,268	19,209
Provision for loan losses	250	300	500	550
Net interest income after provision for loan losses	10,741	9,388	20,768	18,659
Other income:
Gain on sale of loans	33	42	121	81
Net gain on fair value of financial instruments	138	-	653	-
Net loss on sale of securities held-for-trading	(482)	-	(482)	-
Net gain on sale of securities available-for-sale	23	-	23	-
Net gain on FHLB advances	569	-	569	-
Net loss on sale of REO	-	-	-	(27)
Checking service fees	960	862	1,834	1,618
Other service fees	275	360	529	616
Bank-owned life insurance	200	191	395	377
Other	118	118	243	232
Total other income	1,834	1,573	3,885	2,897
Other expenses:
Salaries and employee benefits	3,441	3,168	6,814	6,389
Occupancy	845	853	1,699	1,742
Marketing	251	272	593	526
Data processing	107	103	223	206
Other	1,904	1,640	3,642	3,048
Total other expenses	6,548	6,036	12,971	11,911
Income before provision for federal income taxes	6,027	4,925	11,682	9,645
Provision for federal income taxes	2,044	1,598	3,934	3,145
Net income	$3,983	$3,327	$7,748	$6,500

Net income per common share, basic	$0.33	$0.28	$0.64	$0.54
Weighted average number of shares outstanding, basic	12,055,278	12,058,708	12,075,413	12,038,318
Net income per share, diluted	$0.32	$0.27	$0.63	$0.53
Weighted average number of shares outstanding, diluted	12,305,667	12,370,324	12,342,216	12,355,573
Dividends declared per share	$0.080	$0.075	$0.160	$0.147

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Six months Ended
(Dollars in thousands)	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$3,983	$3,327	$7,748	$6,500
Increase in unrealized (loss) gain on securities
available-for-sale, net of tax (benefit) expense
of $(280) and $(524) for the three months
ended June 30, 2007, and 2006, respectively,
and $596 and $(1,025) for the six months
June 30, 2007, and 2006, respectively.	(519)	(973)	1,108	(1,904)
Less reclassification adjustment for (loss) on securities
included in net income, net of tax (benefit) of
$8 and $0 for the three months ended June 30,
2007, and 2006, respectively, and $8 and $0
for the six months ended June 30, 2007, and
2006, respectively.	15	-	15	-

Comprehensive Income	$3,479	$2,354	$8,871	$4,596

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$7,748	$6,500
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of premises and equipment	894	990
Provision for losses on loans	500	550
Increase in cash surrender value of bank-owned life insurance	(335)	(324)
Amortization of retained servicing rights	23	6
Amortization of core deposit intangible	70	71
Deferred federal income taxes	(1,492)	(26)
Deferred loan fees, net of amortization	152	(2)
Stock-based compensation	118	139
Excess tax benefit from stock-based payments	(144)	(104)
Net (loss) on sales of real estate owned, investment property and
other repossessed assets	-	(27)
Net change in fair value of financial instruments	(741)	-
Net (increase) in accrued interest receivable and other assets	(1,290)	(1,604)
Net increase in accrued interest payable, expenses and other liabilities	1,202	2,421
Net cash provided by operating activities	6,705	8,590

Cash flows from investing activities:
Loans originated, net of principal repayments	(7,167)	(76,964)
Net purchases of securities held-for-trading	70,223	-
Net sales of securities-held-for-trading	(46,319)	-
Net purchases of securities available-for-sale	(7,500)	(5,716)
Net sales of securities available-for-sale	6,403	-
Principal repayments on securities available-for-sale	2,512	7,004
Net purchases of securities held-to-maturity	(5,000)	(3,744)
Principal repayments on securities held-to-maturity	1,613	1,008
Purchases of premises and equipment	(2,807)	(925)
Proceeds from sales/retirements of premises and equipment	-	183
Net (decrease) increase in loan participations sold	(2,641)	125
Net cash used in investing activities	9,317	(79,029)

Subtotal, carried forward	$16,022	$(70,439)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006

Subtotal, brought forward	$16,022	$(70,439)

Cash flows from financing activities:
Proceeds from issuance of common stock	370	414
Dividends paid	(1,936)	(1,732)
Repurchase of common stock	(2,327)	(150)
Excess tax benefits from stock-based payments	144	104
Net increase in deposits	42,147	49,943
Net (decrease) in FHLB advances	(46,000)	(3,000)
Net increase in securities sold under agreements to repurchase	18	19,937
Proceeds from Trust Preferred Securities issued	-	10,310
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(202)	260
Net cash provided by financing activities	(7,786)	76,086
Net increase (decrease) in cash and cash equivalents	8,236	5,647

Cash and cash equivalents at beginning of period	42,879	31,109
Cash and cash equivalents at end of period	$51,115	$36,756

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$25,347	$25,032
Federal income taxes	3,950	3,600

Supplemental schedule of noncash investing activities:
Mark-to-market on securities available-for-sale	381	2,929
Retirement of common stock in retained earnings	95	142
Dividends declared	1,930	1,772
Cumulative adjustment of equity on adoption of SFAS No. 159	(3,389)	-

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

1.	Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its subsidiary, Cascade Bank (the “Bank” or “Cascade”). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Adoption of SFAS No. 159 and No. 157:  The Corporation elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals (GAAP), and expands disclosures about fair value measurement. The Corporation made this election to allow more flexibility with respect to the management of investment securities, wholesale borrowings and interest rate risk position in future periods (See Note 6).

The Corporation adopted Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the asset for unrecognized income tax benefits, all of which would affect the Company’s effective income tax rate if recognized.

4.	Trust Preferred Securities (Junior Subordinated Debentures)

On March 30, 2006, Cascade Capital Trust III issued $10 million in par value trust preferred securities. These securities have a fixed coupon of 6.65% for the first 5 years and then float at 3-month LIBOR plus 1.40% for the remaining 25 years. In accordance with FIN 46(R), the Trust is not consolidated in the Corporation’s financial statements. The Corporation fully and unconditionally guaranteed the trust preferred securities.

5.	Stockholders’ Equity

a)	Earnings Per Share

The following table presents the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands, except share and per share amounts)
Numerator:
Net income	$3,983	$3,327	$7,748	$6,500

Denominator:
Denominator for basic net income per share-
Weighted average shares	12,055,278	12,058,708	12,075,413	12,038,318
Effect of dilutive securities:
Stock options	250,389	311,616	266,803	317,255
Denominator for diluted net income per share-
Weighted average shares and assumed
conversion of dilutive stock options	12,305,667	12,370,324	12,342,216	12,355,573

Basic net income per share	$0.33	$0.28	$0.64	$0.54
Diluted net income per share	$0.32	$0.27	$0.63	$0.53

For the quarters ended June 30, 2007, and 2006, there were anti-dilutive options to purchase shares of 173,465 and 216,818 respectively, excluded from the above calculation. For the six month periods ended June 30, 2007, and 2006, there were anti-dilutive options to purchase shares of 105,669 and 171,471 respectively, excluded from the above calculation.

b)	Dividends

On June 20, 2007, the Corporation announced its twentieth consecutive quarterly cash dividend payment. The dividend was $0.08 per share and was paid on July 25, 2007, to shareholders of record as of July 11, 2007.

c)	Stock-based Compensation

Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes the cost for options granted prior to but not vested as of December 31, 2005, and options granted and vested in 2006. Therefore results for prior periods have not been restated.

The adoption of SFAS No. 123(R) resulted in compensation expense of approximately $118,000 for the six months ended June 30, 2007. There was no tax benefit recorded for the six months ended June 30, 2007.

Prior to January 1, 2006, the Corporation accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As none of the Corporation’s stock option grants have ever been granted at a price less than market value, no compensation cost has been recognized for its stock option plans prior to January 1, 2006.

Changes in total options outstanding for the six months ended June 30, 2007, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2006	703,606	$9.26	5.76	$5,511,642
Granted	1,000	17.17
Exercised	(29,553)	6.72
Forfeited/Canceled	(5,389)	11.87
Outstanding on March 31, 2007	669,664	$9.36	5.63	$5,388,055
Granted	1,000	15.90
Exercised	(32,213)	5.20
Forfeited/Canceled	-	-
Outstanding on June 30, 2007	638,451	$9.58	5.46	$3,998,101

Exercisable on June 30, 2007	399,921	$7.33	4.29	$3,402,319

There were 2,000 options granted during the six month period ended June 30, 2007.

 The unrecognized share-based compensation cost related to stock option expense at June 30, 2007, is $344,214, which will be recognized over the estimated average life of the options of approximately five years.

Options are granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options were granted. The options granted have a term of 10 years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Key assumptions used in determining the fair value of options granted during the three months ended June 30, 2007, are as follows:

Expected price volatility	24.0%
Risk-free interest rate	4.5%
Dividend yield on underlying stock	2.0%
Weighted-average expected life in years	5.1

The total options authorized at June 30, 2007 are 1,233,664. Options granted in this period were 2,000 with a fair value of $4.12 per option. The total intrinsic value of options exercised during the six months ended June 30, 2007, was $689,986. The total intrinsic value of options exercised during the six months ended June 30, 2006, was $682,000.

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

The Company elected early adoption of SFAS No. 159, The Fair Value Option for FinancialAssets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Corporation selected fair value measurement for certain available-for-sale and held-to-maturity investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $68.1 million, $46.7 million and $12.1 million, respectively, on January 1, 2007. The Corporation also selected fair value measurement for an interest rate swap used as a fair value hedge on a CD with a notional value of $10 million. The initial fair value measurement of these instruments resulted in a

$4.8 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings. While the adjustment to retained earnings is permanent, approximately $1.4 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total shareholders’ equity was $3.4 million on January 1, 2007. Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in subsequent financial reporting periods. As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, the Corporation recorded a net gain of $515,000 ($345,000 after tax) in the quarter ended March 31, 2007, and $138,000 ($91,000 after tax) in the quarter ended June 30, 2007.

Fair Value of Financial Assets and Liabilities
	Fair Market	Change in
(Dollars in thousands)	Value at	Fair Market
	6/30/07	Value
Assets
Securities held-for-trading	$46,784	$(31)
	$46,784	$(31)
Liabilities
Junior subordinated debentures payable	11,843	$(169)
	$11,843	$(169)

Total adjustment to net income before provision for taxes		$138

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

Determination of fair market values:

•	Securities are priced using current market pricing provided through a third party investment services provider, and under the provisions of SFAS No. 157, is considered a Level 1 input method.
•	Advances from FHLB are priced using current market pricing provided by the FHLB of Seattle based on the date of maturity and is considered a Level 2 input method.
•
Junior subordinated debentures are priced using discounted cash flows to the next available redemption date on the date of valuation based on recent issuances or quotes from brokers, for comparable bank holding companies and is considered a Level 2 input method.

•
The CD interest rate swap is priced using information obtained from the Bank’s counterparty in the transaction and is based upon the market for traded swaps with the same rate and terms and is considered a Level 1 input method.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cascade Financial Corporation is a bank holding company incorporated in the state of Washington. The Corporation’s sole operating subsidiary is Cascade Bank, a Washington State chartered commercial bank. The Corporation and the Bank are headquartered in Everett, Washington. The Bank offers loan, deposit, and other financial services through its twenty branches located in Snohomish and King Counties (Washington).

Adoption of SFAS No. 159 – Fair Value Option and SFAS No. 157 – Fair Value Measurements

In April 2007, the Audit and Finance Committee of the Board approved the early adoption of SFAS No. 159 and SFAS No. 157 by Cascade Financial Corporation in an effort to reduce its potential volatility in earnings, enhance liquidity, streamline accounting, improve net interest margin and reduce interest rate risk exposure. As a result of this action, the Bank made the following elections relative to its assets and liabilities:

1.
The Company applied fair value accounting to the notional value of a $10 million interest rate swap that was hedging a long term CD. The swap was previously accounted for using the short cut method of measuring hedge effectiveness under SFAS No. 133.

The swap was terminated effective April 13, 2007, at a loss of $308,000, including a $255,000 mark-to-market loss in the first quarter of 2007 and a $53,000 loss on the termination of the swap in the second quarter of 2007.

2.	Cascade elected to apply the fair value accounting option to $45 million of FHLB advances with an average coupon of 5.83%.

These advances were replaced in April 2007 resulting in a gain of $623,000. The new advances had an average rate of 4.66%. These transactions reduced interest rate expense by 117 basis points and reduced the Bank’s interest rate risk exposure.

3.
The Company elected the fair value option for certain securities held as available-for-sale and held-to-maturity. These securities, totaling approximately $70 million, were designated as held-for-trading and sold in April 2007 at a loss of $482,000.

There are three groups of investment securities that were designated for fair value accounting. The first group consisted of $26 million of intermediate term Agency callable notes in the available-for-sale (AFS) portfolio that carried premiums due to adjustments mandated by SFAS No. 133 accounting. The second group of securities was $28 million of low coupon, agency notes with remaining maturities of two to three years that were in the AFS portfolio. The final group of securities was $16 million of step-up bonds, which were held in the held-to-maturity (HTM) portfolio. These long-term securities have low current coupons that increase in defined intervals over time. The coupon on these securities were among the lowest and the final maturities the longest in the portfolio.

Of the $70 million in securities sold, $42 million had final maturities of greater than 5 years. The weighted average maturity of securities sold was 5.8 years and was projected to lose approximately $6 million in market value in a +200 bp interest rate shock environment. Therefore, selling these securities meaningfully reduced the Company’s exposure to rising interest rates.

4.
The Company applied fair value accounting to Cascade Capital Trust I (CCTI). Upon adoption of SFAS No. 159 and No. 157, the Corporation established a fair value for Cascade Capital Trust I of approximately 117 or $11.17 million for our $10 million in trust preferred securities (junior subordinated debentures). This resulted in charging off the unamortized issuance costs to retained earnings of $654,000 as required under SFAS No. 159. The $1.17 million fair value premium is the result of the 11% coupon and the 5.5% call premium. This fair value premium should be effectively written down to the $550,000 premium to call the security on March 1, 2010, which is embedded in its fair value. The fair value option was not selected for variable rate junior subordinated debentures totaling $15 million.

The initial fair value measurement of these instruments resulted in a $3.4 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007. Approximately $1.4 million was already recognized in other comprehensive income (OCI) as the difference between the book value and fair value, net of tax, of the $54 million securities that were held in the available-for-sale category of the investment portfolio. The change in fair value for these designated assets/liabilities between January 1 and March 31, 2007 was recognized in the income statement. Net income was increased by $515,000 or by $345,000 after tax (2.8 cents per diluted share).  For the quarter ended June 30, 2007, net income was increased by $138,000 or by $91,000 after tax (0.7 cents per diluted share).

Subsequent to the adoption of SFAS No. 159, the Company took the following steps:

1.	Terminated the interest rate swap hedging our CD issuance.

2.	Applied fair value accounting to $45 million of FHLB advances and repaid those $45 million in FHLB advances.

3.	Sold the $70 million of investment securities that had been designated as held-for-trading.

4.	Replaced the securities sold in #3 with $64.5 million of securities that we also designated as held-for-trading.

In April 2007, the designated securities were sold and the FHLB advances restructured. The net result of the gains and losses of those transactions was a net gain of approximately $88,000 before tax and $59,000 after tax. The net gain was recognized in 2Q07 as the fee for restructuring the advances more than offset the loss on the sale of investments and the loss on the termination of the swap.

The Company did not select the fair value measurement for any loans. As a result, no valuation allowances were removed.

The combined impact of these transactions is projected to increase the Bank’s net interest margin by 8 to 12 basis points over where it would be otherwise.

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:
	At or for the three months ended June 30,		At or for the six months ended June 30,
	2007	2006	2007	2006
Return on average assets	1.15%	1.05%	1.14%	1.05%
Return on average stockholders’ equity	13.76	12.42	13.54	12.23
Average stockholders’ equity to average assets	8.39	8.46	8.44	8.55
Other expenses to average assets	1.89	1.91	1.90	1.92
Efficiency ratio	51.06	53.60	51.57	53.89
Average interest-bearing assets to
average interest-bearing liabilities	111.76	111.71	111.86	111.81

CHANGES IN FINANCIAL CONDITION

Total assets decreased 0.02% or $267,000 to $1.34 billion at June 30, 2007, compared to $1.35 billion at December 31, 2006. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, increased 0.9% or $9.4 million to $1.01 billion at June 30, 2007, from $996.0 million at December 31, 2006.

Total investment securities decreased $22.3 million to $217.1 million at June 30, 2007, compared to $239.4 million at December 31, 2006. As discussed regarding the adoption of SFAS No. 159 in April 2007, Cascade redesignated and sold $70.0 million (par value) of investment securities. The Bank replaced those securities with $64.5 million in short-term Agency securities carried at fair value and designated as held-for-trading. Subsequently, $18.0 million of those securities matured and the proceeds were used to repay FHLB advances. The investment portfolio is concentrated in the securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the six months ended June 30, 2007, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE securities in the portfolio as of June 30, 2007, were rated AAA.

	JUNE 30, 2007
(Dollars in thousands) Securities held-for-trading	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
Agency notes	$46,428	$-	$-	$-	$-	$46,428
Corporate/Other	356					356
	$46,784	$-	$-	$-	$-	$46,784

Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$27,433	$28	$3	$-	$(979)	$26,485
Agency notes	48,861	-	-	(28)	(868)	47,965
	$76,294	$28	$3	$(28)	$(1,847)	$74,450

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$23,602	$-	$-	$(84)	$(1,222)	$22,296
Agency notes	59,871	-	-	(473)	(2,147)	57,251
Corporate/other	465	-	-	-	-	465
	$83,938	$-	$-	$(557)	$(3,369)	$80,012

	DECEMBER 31, 2006
(Dollars in thousands) Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$38,427	$48	$3	$(18)	$(713)	$37,747
Agency notes	95,772	-	-	-	(2,863)	92,909
	$134,199	$48	$3	$(18)	$(3,576)	$130,656

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized Losses Less Than 1 Year	Gross Unrealized Losses More Than 1 Year	Fair Value
MBS	$25,218	$7	$1	$(14)	$(873)	$24,339
Agency notes	70,853	-	-	(25)	(2,406)	68,422
Corporate/other	775	-	-	-	-	775
	$96,846	$7	$1	$(39)	$(3,279)	$93,536

As of June 30, 2007, we hold 23 securities in our available-for-sale portfolio and 18 in our held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses are due to increases in interest rates and are not related to credit deterioration. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time we believe to be sufficient for a market price recovery. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

At June 30, 2007, the Bank held FHLB stock of $11.9 million. On May 1, 2007, the FHLB declared a $0.15 per share cash dividend. The dividend payment was $17,880.

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

Net loans increased by $9.4 million to $1.01 billion as of June 30, 2007, compared to $996.0 million at December 31, 2006. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, i.e. business, real estate construction, and commercial real estate loans, grew $35.5 million to $887.2 million as of June 30,

2007, compared to $851.7 million as of December 31, 2006. The Company has emphasized construction lending as it provides what management believes to be the most favorable trade-off between risk and returns.

Retail loans decreased $3.8 million as consumer loans decreased $200,000 to $27.5 million and residential loans decreased by $3.6 million to $92.7 million. Multifamily loans decreased $22.0 million to $12.7 million. Cascade has not emphasized this line of business as intense pricing pressure and the commodity-like nature of these loans have rendered the rates less attractive.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

Types of Loans	June 30, 2007	% of Portfolio	December 31, 2006	% of Portfolio
(Dollars in thousands)
Business	$453,186	44.4%	$442,391	43.8%
Real estate construction(1)	323,417	31.7	289,993	28.7
Commercial real estate	110,561	10.8	119,298	11.8
Retail(2)	120,212	11.8	124,036	12.3
Multifamily real estate	12,727	1.3	34,719	3.4
Total loans	$1,020,103	100.0%	$1,010,437	100.0%
Deferred loan fees	(3,586)		(3,434)
Allowance for loan losses	(11,097)		(10,988)
Loans, net	$1,005,420		$996,015

(1)	Real estate construction loans are net of loans in process.
(2)	Loans held-for-sale are included in retail loans, and at less than 1% of total loans, are not considered material.

Deposits, Other Borrowings, and Shareholder Equity

Checking account deposits increased as the Bank continued to focus its branch activities on deposit generation in general and checking/transaction accounts in particular. In June 2005, the Bank launched its High Performance Checking (HPC) program to accelerate deposit growth. As of June 30, 2007, HPC accounts held $41.5 million of checking deposits. Total deposits increased by $42.5 million from $855.4 million at December 31, 2006, to $897.9 million at June 30, 2007. The majority of the increase occurred in certificate of deposit accounts (CDs). In January 2007, the Bank launched its Business High Performance Checking (BHPC) program to continue to improve our funding mix. As of June 30, 2007, BHPC accounts held $13.9 million of checking deposits.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	June 30,	% of	December 31,	% of
	2007	Deposits	2006	Deposits
Checking accounts	$138,935	15.5%	$139,507	16.3%
Savings & MMDA	301,923	33.6	290,444	34.0
CDs	457,050	50.9	425,498	49.7
	$897,908	100.0%	$855,449	100.0%

FHLB advances decreased by $46.0 million from $243.0 million at December 31, 2006, to $197.0 million at June 30, 2007, as Cascade repaid the $45.0 million in advances that had been designated for fair value accounting. Securities sold under agreements to repurchase were unchanged at $95.7 million at December 31, 2006 and for the six months ended June 30, 2007. The Bank uses structured advances and repurchase agreements to obtain lower rates.

Total stockholders’ equity increased by $486,000 from $115.2 million at December 31, 2006, to $115.7 million at June 30, 2007. The increase to equity for net income was offset by the Corporation’s adoption of SFAS No. 159, which reduced total stockholders’ equity by $3.4 million. The Corporation’s twentieth consecutive cash dividend, which was declared June 20, 2007, reduced total stockholders’ equity by $963,000. During the six months ended June 30, 2007, the Corporation repurchased 131,000 shares of stock, of which 124,918 was under Board approved stock repurchase plans. These purchases reduced total stockholders’ equity by $2.1 million. Accumulated other comprehensive income decreased by $1.1 million with most of the decrease attributable to the Corporation’s adoption of SFAS No. 159, which moved $54.0 million in securities from securities available-for-sale to securities held-for-trading.

Asset Quality

Non-performing assets (non-performing loans, real estate owned and other repossessed property) totaled $955,000 and $851,000 at June 30, 2007, and December 31, 2006, respectively. Non-performing loans, which are those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $955,000 at June 30, 2007, compared to $851,000 at December 31, 2006. Of the $955,000, $806,000 were business and construction loans and $149,000 were consumer loans. There was no real estate owned (REO) and other repossessed assets as of June 30, 2007, and at December 31, 2006.

At June 30, 2007, the Bank’s allowance for loan losses totaled $11.1 million compared to $11.0 million at December 31, 2006. Additionally, at June 30, 2007, $249,000 is recorded in a general valuation allowance allocated to off-balances sheet commitments, e.g. letters’ of credit and construction loans in process. This account is recorded as an “other liability” on the Corporation’s balance sheet. The allowance for loan losses, including the allowance for off-balance sheet loan commitments, was 1.11% of total loans outstanding at June 30, 2007, compared to 1.09% at December 31, 2006. The allowance for loan losses was 1,162% of non-performing loans at June 30, 2007. The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analysis of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management’s projection of trends affecting credit quality. The increase in the allowance is primarily attributable to the continued emphasis on business and construction lending, and an increase in the portfolio of these loan types. Management believes that the allowance for loan losses is adequate to provide for losses that may be incurred on non-performing loans.

During the quarter ended June 30, 2007, loan charge-offs equaled $121,000 while recoveries were $46,000 resulting in net charge-offs of $75,000. For the six months ended June 30, 2007, net charge-offs equaled $143,000.

The following table provides summary information concerning asset quality as of and for the quarters ended June 30, 2007, and December 31, 2006, respectively:

	June 30, 2007	December 31, 2006
Non-performing loans to total assets	0.07%	0.06%
Non-performing loans to total loans outstanding	0.09	0.08
Non-performing assets to total assets	0.07	0.06
Allowance for loan losses to non-performing loans	1,162	1,291
Allowance for loan losses to total loans, including allowance for off-balance sheet loan commitments	1.11	1.09
Net charge-offs to total loans	0.01	0.02

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

General

Net income increased 19.7% to $4.0 million for the three months ended June 30, 2007 compared to $3.3 million during the comparable period in 2006. Diluted net income per share was $0.32 for the quarter ended June 30, 2007 and $0.27 per share for the quarter ended June 30, 2006, an increase of 18.5%. Net interest income before provision for loan losses increased $1.3 million to $11.0 million for the quarter ended June 30, 2007. Total other income increased by $261,000 to $1.8 million for the quarter ended June 30, 2007. Total other expenses increased $512,000 to $6.5 million for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.

Net income for the six months ended June 30, 2007, was $7.7 million compared with $6.5 million during the comparable period in 2006. Net income per diluted share was $0.63 for the six months ended June 30, 2007, compared with $0.53 in 2006.

Net Interest Income

Net interest income, before provision for loan losses, increased 13.4% or $1.3 million to $11.0 million for the three months ended June 30, 2007 compared to $9.7 million for the three months ended June 30, 2006. Average interest-earning assets increased $109.0 million or 9.1% to $1.30 billion for the three months ended June 30, 2007 compared to the same period in 2006. Average total loans (including loans held-for-sale) increased $4.5 million to $1.03 billion and average investment securities decreased $27.3 million to $222.3 million for the three months ended June 30, 2007 compared to the same quarter of the prior year.

	At or for the three
	months ended June 30,
(Dollars in millions)	2007	2006

Average interest-earning assets	$1,307	$1,198
Average interest-bearing liabilities	1,170	1,072
Yield on interest-earning assets	7.30%	6.76%
Cost of interest-bearing liabilities	4.39	3.94
Net interest spread	2.91	2.82
Net interest margin	3.37	3.24

The net interest margin increased 13 basis points to 3.37% for the three months ended June 30, 2007 compared to the same quarter the prior year. The yield on interest-earning assets increased 54 basis points to 7.30% for the three months ended June 30, 2007, compared to 6.76% for the three months ended June 30, 2006. The cost of interest-bearing liabilities increased 45 basis points to 4.39% for the three months ended June 30, 2007 compared to 3.94% for the same period in 2006.

The yield on assets increased as the Corporation originated more prime based loans and the recognition of deferred loan fees on prepaid loans enhanced the yield on the loan portfolio. In addition, the investment portfolio restructuring increased investment yields. Funding costs also rose as the rates paid on deposits rose with the level of short-term interest rates. Most of our deposit growth occurred in CDs and resulted from the Bank’s promotion of a nine-month CD product.

Provision for Loan Losses

Cascade’s provision for loan losses was $250,000 for the three months and $500,000 for the six months ended June 30, 2007. The provision for loan losses was $300,000 and $550,000 for the same periods in 2006, respectively. The provision for loan losses is based on the size, composition and growth of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience.

Other Income

Total other income increased $261,000 or 16.6% to $1.8 million for the three months ended June 30, 2007 as compared to $1.6 million for the three months ended June 30, 2006. Total other income was $3.9 million and $2.9 million for the six months ended June 30, 2007, and June 30, 2006, respectively. For the three months ended June 30, 2007, checking service fees increased to $960,000 compared to $862,000 for the same period in the prior year. Gain on sale of loans decreased $9,000 from $42,000 to $33,000 for the three months ended June 30, 2007, compared to the same quarter in the prior year. Other service fees decreased $85,000 to $275,000 for the quarter. In the quarter ended June 30, 2006, the Corporation recognized a $70,000 loan prepayment fee as other service fees. As discussed previously, the fair value adjustments added $138,000 to other income for the quarter ended June 30, 2007, while there were no such adjustments for the same quarter in 2006.

Other Expense

Total other expenses were $6.5 million for the three months and $13.0 million for the six months ended June 30, 2007, compared to $6.0 million for the three months and $11.9 million for the six months ended June 30, 2006.

Salaries and employee benefits expense increased $273,000 to $3.4 million during the three months ended June 30, 2007 compared to the same quarter last year. Salaries and employee benefits expense was $6.8 million for the six months ended June 30, 2007, and $6.4 million in the same period for 2006. The remaining other expense categories (occupancy, marketing, data processing and other) totaled $3.1 million for the three months and $6.2 million for the six months ended June 30, 2007, and $2.9 million for the three months and $5.5 for the six months ended June 30, 2006. The increase in other expenses was led by an increase in compensation as the Corporation added new loan officers. Other increases of note were: Washington State Business and Occupation tax was up $104,000 for the quarter and $201,000 for the six-month period.

The provision for federal income taxes increased $446,000 to $2.0 million, an increase of 27.9% during the three months ended June 30, 2007 compared to the same period last year. For the three months ended June 30, 2007, the Corporation’s effective tax rate was 34.0% compared to 32.4% for the same period in the prior year. For the six months ended June 30, 2007, the provision for federal income taxes was $3.9 million compared to $3.1 million in 2006, with an effective tax rate of 33.7%. Tax benefits related to bank-owned life insurance and interest on tax-exempt loans accounted for the difference from the “expected” Federal income tax rate of 35% during each of the periods.

Segment Results

The following is a summary of selected operating segment information for the three and six months ended June 30, 2007 and 2006. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. The income property category includes commercial real estate and multifamily lending.

For the three months ended June 30, 2007
(Dollars in thousands)	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,132	$5,403	$883	$496	$827	$10,741
Other income	30	39	-	1,072	693	1,834
Other expense	380	108	36	591	5,433	6,548
Contribution before overhead	2,782	5,334	847	977	(3,913)	6,027
Support transfer	1,726	1,222	502	463	(3,913)	-
Income before provision for income tax	1,056	4,112	345	514	-	6,027
Provision for income taxes	358	1,395	117	174	-	2,044
Net income	$698	$2,717	$228	$340	$-	$3,983

For the three months ended June 30, 2006
(Dollars in thousands)	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,703	$3,373	$1,143	$459	$710	$9,388
Other income	121	34	-	1,108	310	1,573
Other expense	309	103	104	555	4,965	6,036
Contribution before overhead	3,515	3,304	1,039	1,012	(3,945)	4,925
Support transfer	1,687	920	786	552	(3,945)	-
Income before provision for federal income tax	1,828	2,384	253	460	-	4,925
Provision for federal income taxes	593	774	82	149	-	1,598
Net income	$1,235	$1,610	$171	$311	$-	$3,327

For the six months ended June 30, 2007
(Dollars in thousands)	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$6,338	$10,497	$1,805	$874	$1,254	$20,768
Other income	75	51	-	2,253	1,506	3,885
Other expense	750	205	69	1,182	10,765	12,971
Contribution before overhead	5,663	10,343	1,736	1,945	(8,005)	11,682
Support transfer	3,492	2,442	1,110	961	(8,005)	-
Income before provision for federal income tax	2,171	7,901	626	984	-	11,682
Provision for federal income taxes	732	2,660	211	331	-	3,934
Net income	$1,439	$5,241	$415	$653	$-	$7,748

For the six months ended June 30, 2006
(Dollars in thousands)	BUSINESS	CONS- TRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$7,383	$6,360	$2,313	$991	$1,612	$18,659
Other income	165	41	-	2,078	613	2,897
Other expense	631	189	189	1,106	9,796	11,911
Contribution before overhead	6,917	6,212	2,124	1,963	(7,571)	9,645
Support transfer	3,250	1,674	1,568	1,079	(7,571)	-
Income before provision for federal income tax	3,667	4,538	556	884	-	9,645
Provision for federal income taxes	1,196	1,480	180	289	-	3,145
Net income	$2,471	$3,058	$376	$595	$-	$6,500

Interest income is assigned based upon the loans held by that line of business. Investment income is assigned to Administration. Interest expense is allocated based upon the Corporation’s cost of funds and the average maturity of the lines of business assets. Overhead is allocated on the basis of average total assets.

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of FHLB advances. As of June 30, 2007, Cascade had $152.3 million of construction loans in process, $93.5 million in unused business lines of credit, $34.5 million in unused consumer lines of credit including credit cards, and $8.2 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 69% of commitments at any point in time. Historically, the Bank’s business customers use approximately 50% of their lines at any given time. About 44% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Corporation’s condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2007 contributed $6.7 million to liquidity compared to $8.6 million for the six months ended June 30, 2006.

Funding needs are met through existing liquidity balances, deposit growth, FHLB advances and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $30.1 million as of June 30, 2007, and $11.1 million at June 30, 2006.

Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $470.2 million at current asset levels. At June 30, 2007, the Bank had $197.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $273.2 million subject to the ability to pledge eligible collateral. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a flexible source of funding. At June 30, 2007, the Bank had $95.7 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or the repurchase market were $26.0 million at the end of the quarter and $12.0 million as of December 31, 2006. Commercial real estate loans totaling $267.5 million and home equity and 2nd lien residential loans totaling $20.2 million are being used as a source of collateral at the FHLB. The Bank also has a total of $33.0 million in Fed funds lines with its correspondent banks and a $19.6 million line of credit at the Federal Reserve Bank of San Francisco, none of which were used during the quarter.

Capital Resources

The Corporation’s main source of capital is typically the retention of its net income. The Corporation also receives capital through the exercise of stock options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade’s stock, which they have held for a minimum of six months, to exercise options.

The Board of Directors authorized a stock repurchase program of up to 375,000 shares of the Corporation’s stock at its May 2007 meeting. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to attempt to offset the dilution created by the exercise of stock options and other stock grants; see Part II – Other Information, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

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

On March 1, 2000, Cascade Capital Trust I issued $10 million par value trust preferred securities. The structure of Cascade Capital Trust I is identical to Cascade Capital Trust III. In keeping with the adoption of FIN 46R, the Corporation’s balance sheet has replaced the title of “trust preferred securities” with “junior subordinated debentures payable,” although there have been no changes in terms of the underlying obligations. The Trust has been deconsolidated upon adoption of FIN 46R at December 31, 2003, and did not have a significant impact on the Corporation’s financial condition or results of operations.

Capital Requirements

Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold adjusted capital levels equal to 4% of its assets and 8% of its risk-weighted assets. As of June 30, 2007, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.36 billion and $1.17 billion respectively. The related excess capital amounts as of June 30, 2007, are presented in the following table:

(dollars in thousands)
	Adequately Capitalized		Well Capitalized
Core capital	Amount	Percentage	Amount	Percentage
Cascade’s Tier 1 (Core) capital	$117,133	8.64%	$117,133	8.64%
Minimum requirement	54,205	4.00	81,307	6.00
Excess	$62,928	4.64%	$35,826	2.64%

	Adequately Capitalized		Well Capitalized
Risk-based capital	Amount	Percentage	Amount	Percentage
Cascade’s Risk-based capital	$128,479	10.98%	$128,479	10.98%
Minimum requirement(1)	93,586	8.00	116,982	10.00
Excess	$34,893	2.98%	$11,497	0.98%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was signed into law on December 19, 1991. Among other things, the FDICIA provides the FDIC, effective December 19, 1992, with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of June 30, 2007, which requires a core capital to assets of at least 6% and a risk-based capital to assets of at least 10%.

The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of June 30, 2007, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 8.6% and a risk-based ratio of 10.93%.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

ASSET/LIABILITY MANAGEMENT

The Bank, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities reprice on different terms than its interest-earning assets. Cascade actively monitors the inherent interest rate risk for the potential impact of changes in rates on the Bank.

The Bank uses a simulation model as its primary tool to measure its interest rate risk. A major focus of the Bank’s asset/liability management process is to preserve and enhance net interest income in likely interest rate scenarios. Further, Cascade’s Board of Directors has enacted policies that establish targets for the maximum negative impact that changes in interest rates may have on the Bank’s net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios. Key assumptions are made to evaluate the change to Cascade’s income and capital to changes in interest rates. These assumptions, while deemed reasonable by management, are inherently uncertain. As a result, the estimated effects of changes in interest rates from the simulation model could likely be different than actual experience.

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of June 30, 2007, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of June 30, 2007, the Bank’s fair value of equity decreases 11.0% in the up 200 basis point scenario and 9.0% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 10.6% in the up 200 basis point scenario and 10.4% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income increases 0.1 % in the up 200 basis point scenario and decreases 6.1% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all 15 and 30 year fixed rate loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at June 30, 2007.

Type	Percentage
Variable	37%
Adjustable	36%
Fixed	27%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB advances. As of June 30, 2007, the entire portfolio of $197.0 million in long-term advances had original maturities greater than one year, none had original maturities of less than one year. This portfolio consists of $2.0 million fixed rate borrowings, $110.0 million have provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing and $85.0 million begin as LIBOR based advances but convert to a fixed rate borrowing after a specified time.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of June 30, 2007. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended June 30, 2007, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II –– OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. - Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2006 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased (1)	Paid per Share	Announced Plan	Under the Plan (2)
April 1, 2007	April 30, 2007	50,000	$16.85	50,000	284,700
May 1, 2007	May 31, 2007	56,092	16.38	50,000	234,700
Total		106,092	$16.62	100,000	234,700

1) During the period presented there were 6,092 shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.

2) The 2006 Plan, announced in May 2006, ended on May 31, 2007.
Issuer Purchases of Equity Securities
		2007 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased (1)	Paid per Share	Announced Plan	Under the Plan (2)
June 1, 2007	June 30, 2007	24,918	$16.00	24,918	350,082
Total		24,918	$16.00	24,918	350,082

1) During the period presented there were no shares purchased, which would be acquired at current market values as consideration for the exercise of fully vested options.

2) In May 2007, the Corporation announced a new stock repurchase plan to purchase up to 375,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2008.

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Shareholders Meeting of the Corporation was held on April 24, 2007. The shareholders re-elected five incumbent directors.  Jim Gaffney was re-elected for a term ending in 2008. Janice E. Halladay, Katherine M. Lombardo, Craig G. Skotdal, and Richard L. Anderson were re-elected for terms ending in 2010. The only issue voted on was the election of directors.

NOMINEE	FOR	AGAINST/WITHHELD
Jim Gaffney	10,135,721	170,200
Janice E. Halladay	10,128,144	177,777
Katherine M. Lombardo	10,125,462	180,459
Craig G. Skotdal	10,122,840	183,081
Richard L. Anderson	10,136,372	169,549

Item 5.  Other information

Not applicable

Item 6.  Exhibits

(a)  Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On April 24, 2007, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the quarter ended March 31, 2007, under Items 2.02 and 9.01 of Form 8-K.

On July 24, 2007, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the quarter ended June 30, 2007, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

August 7, 2007	/s/ Lars H. Johnson
By: Lars H. Johnson,
Executive Vice President
(Chief Financial Officer)