Form 10-Q
period 2007-09-30
CASCADE FINANCIAL CORP
filed 2007-11-08
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

(425) 339-5500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑     No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2007
Common Stock ($.01 par value)	12,023,685

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter EndedSeptember 30, 2007

PART I –– FINANCIAL INFORMATION

Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands)	September 30,	December 31,
	2007	2006
ASSETS
Cash on hand and in banks	$14,246	$23,707
Interest-earning deposits in other institutions	7,380	19,172
Securities held-for-trading, fair value	17,009	-
Securities available-for-sale, fair value	112,671	130,656
Federal Home Loan Bank (FHLB) Stock	11,920	11,920
Securities held-to-maturity, amortized cost	83,689	96,846
Loans, net	1,060,469	996,015
Goodwill	24,585	25,195
Core deposit intangible, net	669	775
Premises and equipment, net	14,219	12,003
Cash surrender value of bank-owned life insurance	18,483	17,974
Deferred tax asset	2,461	555
Accrued interest receivable and other assets	12,448	10,436
TOTAL ASSETS	$1,380,249	$1,345,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$906,725	$855,449
FHLB advances	197,000	243,000
Securities sold under agreements to repurchase	120,618	95,710
Junior subordinated debentures payable	15,465	25,775
Junior subordinated debentures payable, at fair value	11,541	-
Advance payments by borrowers for taxes and insurance	738	703
Dividends payable	1,082	967
Accrued interest payable, expenses and other liabilities	8,199	8,451
TOTAL LIABILITIES	1,261,368	1,230,055

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 12,023,685 shares at September
30, 2007, and 12,093,699 shares at December 31, 2006	120	121
Additional paid-in capital	40,277	39,430
Retained earnings, substantially restricted	79,010	77,952
Accumulated other comprehensive (loss), net of tax	(526)	(2,304)
TOTAL STOCKHOLDERS’ EQUITY	118,881	115,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,380,249	$1,345,254

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (unaudited)

(Dollars in thousands except	Three months ended		Nine months ended
share and per share amounts)	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans	$20,345	$18,532	$60,456	$51,735
Securities held-for-trading	386	-	1,738	-
Securities available-for-sale	1,408	1,675	3,396	5,099
FHLB dividends	18	-	48	-
Securities held-to-maturity	1,054	1,151	3,089	3,418
Interest-earning deposits	167	38	1,072	179
Total interest income	23,378	21,396	69,799	60,431
Interest expense:
Deposits	8,821	7,683	26,395	20,465
FHLB advances and securities sold under agreements to repurchase	3,217	3,238	9,736	9,447
Junior subordinated debentures	530	519	1,590	1,355
Total interest expense	12,568	11,440	37,721	31,267
Net interest income	10,810	9,956	32,078	29,164
Provision for loan losses	350	300	850	850
Net interest income after provision for loan losses	10,460	9,656	31,228	28,314
Other income:
Gain on sale of loans	46	97	167	177
Net gain on fair value of financial instruments	281	-	934	-
Net gain (loss) on sale of securities held-for-trading	22	-	(459)	-
Net gain on sale of securities available-for-sale	6	-	28	-
Net gain on FHLB advances	-	-	569	-
Net loss on sale of REO	-	-	-	(27)
Checking fees	1,005	911	2,839	2,529
Service fees	265	281	794	898
Bank-owned life insurance	203	195	598	572
Other	114	132	357	365
Total other income	1,942	1,616	5,827	4,514
Other expenses:
Compensation and employee benefits	3,551	3,348	10,246	9,737
Occupancy	903	866	2,603	2,607
Marketing	316	263	909	789
Data processing	104	99	326	305
Other	1,850	1,773	5,611	4,822
Total other expenses	6,724	6,349	19,695	18,260
Income before provision for federal income taxes	5,678	4,923	17,360	14,568
Provision for federal income taxes	1,892	1,609	5,826	4,755
Net income	$3,786	$3,314	$11,534	$9,813

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income per common share, basic	$0.32	$0.27	$0.96	$0.81
Weighted average number of shares outstanding, basic	12,009,440	12,078,088	12,055,024	12,051,238
Net income per share, diluted	$0.31	$0.27	$0.94	$0.79
Weighted average number of shares outstanding, diluted	12,233,781	12,366,497	12,307,001	12,358,862
Dividends declared per share	$0.09	$0.08	$0.25	$0.23

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Nine months Ended
(Dollars in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$3,786	$3,314	$11,534	$9,813
Increase in unrealized gain (loss) on securities
available-for-sale, net of tax expense (benefit)
of $351 and $859 for the three months
ended September 30, 2007, and 2006, respectively,
and $947 and $(166) for the nine months ended
September 30, 2007, and 2006, respectively.	651	1,596	1,759	(308)
Less reclassification adjustment for (loss) on securities
included in net income, net of tax (benefit) of
$2 and $0 for the three months ended
September 30, 2007, and 2006, respectively, and
$10 and $0 for the nine months ended
September 30, 2007, and 2006, respectively.	4	-	19	-

Comprehensive Income	$4,441	$4,910	$13,312	$9,505

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$11,534	$9,813
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of premises and equipment	1,362	1,468
Provision for losses on loans	850	850
Increase in cash surrender value of bank-owned life insurance	(509)	(492)
Amortization of retained servicing rights	32	7
Amortization of core deposit intangible	106	106
Deferred federal income taxes	(1,141)	(39)
Deferred loan fees, net of amortization	262	(4)
Stock-based compensation	168	212
Excess tax benefit from stock-based payments	(265)	-
Net change in fair value of financial instruments	(460)	-
Net (increase) in accrued interest receivable and other assets	(1,381)	(932)
Net increase in accrued interest payable, expenses and other liabilities	(29)	(185)
Net cash provided by operating activities	10,529	10,804

Cash flows from investing activities:
Loans originated, net of principal repayments	(62,855)	(110,922)
Net purchases of securities held-for-trading	48,761	-
Net purchases of securities available-for-sale	(61,198)	(5,716)
Proceeds from sales/calls of securities available-for-sale	22,132	-
Principal repayments on securities available-for-sale	5,343	12,091
Net purchases of securities held-to-maturity	(5,000)	(3,744)
Principal repayments on securities held-to-maturity	2,173	1,549
Purchases of premises and equipment	(3,595)	(1,407)
Proceeds from sales/retirements of premises and equipment	14	191
Net decrease in loan participations sold	(2,573)	(289)
Net cash used in investing activities	(56,798)	(108,247)

Subtotal, carried forward	$(46,269)	$(97,443)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006

Subtotal, brought forward	$(46,269)	$(97,443)

Cash flows from financing activities:
Proceeds from issuance of common stock	572	754
Dividends paid	(2,896)	(2,638)
Repurchase of common stock	(2,830)	(528)
Excess tax benefits from stock-based payments	265	-
Net increase in deposits	50,962	44,338
Net decrease in FHLB advances	(46,000)	(3,000)
Net increase in securities sold under agreements to repurchase	24,908	44,642
Proceeds from Trust Preferred Securities issued	-	10,310
Net increase in advance payments by borrowers for taxes and insurance	35	268
Net cash provided by financing activities	25,016	94,146
Net increase (decrease) in cash and cash equivalents	(21,253)	(3,297)

Cash and cash equivalents at beginning of period	42,879	31,109
Cash and cash equivalents at end of period	$21,626	$27,812

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$37,683	$29,842
Federal income taxes	5,600	5,200

Supplemental schedule of noncash investing activities:
Mark-to-market on securities available-for-sale	(598)	474
Retirement of common stock in retained earnings	171	142
Dividends declared	3,013	(2,739)
Cumulative adjustment to equity on adoption of SFAS No. 159	(3,389)	-

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

1.	Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its subsidiary, Cascade Bank (the “Bank” or “Cascade”). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2006, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2006 Annual Report on Form 10-K.

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

5.	Stockholders’ Equity

a)	Earnings Per Share

The following table presents the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share amounts)
Numerator:
Net income	$3,786	$3,314	$11,534	$9,813

Denominator:
Denominator for basic net income per share-
Weighted average shares	12,009,440	12,078,088	12,055,024	12,051,238
Effect of dilutive securities:
Stock options	224,341	288,409	251,977	307,624
Denominator for diluted net income per share-
Weighted average shares and assumed
conversion of dilutive stock options	12,233,781	12,366,497	12,307,001	12,358,862

Basic net income per share	$0.32	$0.27	$0.96	$0.81
Diluted net income per share	$0.31	$0.27	$0.94	$0.79

For the quarters ended September 30, 2007, and 2006, there were anti-dilutive options to purchase shares of 180,653 and 216,569 respectively, excluded from the above calculation. For the nine-month periods ended September 30, 2007, and 2006, there were anti-dilutive options to purchase shares of 174,806 and 186,669 respectively, excluded from the above calculation.

b)	Dividends

On September 26, 2007, the Corporation announced its twenty-first consecutive quarterly cash dividend payment. The dividend was $0.09 per share and was paid on October 24, 2007, to shareholders of record as of October 10, 2007.

c)	Stock-based Compensation

Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 included the cost for options granted prior to but not vested as of December 31, 2005, and options granted and vested in 2006. Therefore results for prior periods have not been restated.

The adoption of SFAS No. 123(R) resulted in compensation expense of approximately $168,000 for the nine months ended September 30, 2007, and $163,000 for the nine months ended September 30, 2006.

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

Changes in total options outstanding for the nine months ended September 30, 2007, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2006	703,606	$9.26	5.76	$5,511,642
Granted	1,000	17.17
Exercised	(29,553)	6.72
Forfeited/Canceled	(5,389)	11.87
Outstanding on March 31, 2007	669,664	$9.36	5.63	$5,388,055
Granted	1,000	15.90
Exercised	(32,213)	5.20
Forfeited/Canceled	-	-
Outstanding on June 30, 2007	638,451	$9.58	5.46	$3,998,101
Granted	2,000	$15.88
Exercised	(40,529)	5.18
Forfeited/Canceled	(312)	15.00
Outstanding on September 30, 2007	599,610	$9.90	5.40	$3,307,730

Exercisable on September 30, 2007	385,793	$7.78	4.33	$2,937,145

There were 4,000 options granted during the nine month period ended September 30, 2007.

 The unrecognized share-based compensation cost on unvested options at September 30, 2007, is $253,750, which will be recognized over the estimated average life of the options of approximately five years.

Options are granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options were granted. The options granted have a term of 10 years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2007, were as follows:

Expected price volatility	24%
Risk-free interest rate	4.23%
Dividend yield on underlying stock	2.25%
Weighted-average expected life in years	5.4

The total options authorized at September 30, 2007, were 1,193,135. Options granted in this period were 4,000 with a fair value of $4.04 per option. The total intrinsic value of options exercised during the nine months ended September 30, 2007, was $1,126,944. The total intrinsic value of options exercised during the nine months ended September 30, 2006, was $1,205,200.

Historical information is the primary basis for the selection of the expected volatility, projected dividend yield and expected lives of the options. The Bank uses historical information for its key assumptions. The Bank has collected a long history of option activity and believes that this historical information presents the best basis for future projections. The risk-free interest rate was selected based upon U.S. Treasury issues with a term equal to the expected life of the option being valued at the time of the grant.

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are expected to vest. As a result, for most awards, recognized stock compensation expense was reduced by estimated forfeitures primarily based on historical forfeiture rates of 6.19%. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

6.	Fair Value Accounting

The Company elected early adoption of SFAS No. 159, The Fair Value Option for FinancialAssets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Corporation selected fair value measurement for certain available-for-sale and held-to-maturity investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $68.1 million, $46.7 million and $12.1 million, respectively, on January 1, 2007. The Corporation also selected fair value measurement for an interest rate swap used as a fair value hedge on a CD with a notional value of $10 million. The initial fair value measurement of these instruments resulted in a $4.8 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings. While the adjustment to retained earnings is permanent, approximately $1.4 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total shareholders’ equity was $3.4 million on January 1, 2007. Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in subsequent financial reporting periods. As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, the Corporation recorded a net gain of $515,000 ($345,000 after tax) in the quarter ended March 31, 2007, $138,000 ($91,000 after tax) in the quarter ended June 30, 2007, and $281,000 ($185,000 after tax) in the quarter ended September 30, 2007.

Fair Value of Financial Assets and Liabilities
(Dollars in thousands)	Fair Market Value at September 30, 2007	Change in Fair Market Value for the Three Months ended September 30, 2007
Assets
Securities held-for-trading	$17,009	$25
	$17,009	$25
Liabilities
Junior subordinated debentures payable	$11,541	$256
	$11,541	$256

Total adjustment gain to net income before provision for taxes		$281

The Company has elected to continue to recognize the interest income and dividends from the securities reclassified as trading as a component of interest income as was done in prior years when they were classified as available-for-sale and held-to-maturity. The same treatment has been elected for the recording of interest expense related to the junior subordinated debentures. The change in fair market value of these financial instruments will be recorded as a component of non-operating income.

Determination of fair market values:

•	Securities are priced using current market pricing provided through a third party investment services provider, and under the provisions of SFAS No. 157, were considered a Level 1 input method.
•
Junior subordinated debentures are priced using discounted cash flows to the next available redemption date on the date of valuation based on recent issuances or quotations from brokers for comparable bank holding companies and are considered a Level 2 input method.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report, and the December 31, 2006 audited consolidated financial statements and accompanying notes included in our recent Annual Report on Form 10-K.

This section contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of national and regional economic trends on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank’s ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the Bank’s market area; fluctuation in demand for the Bank’s products and services; the Corporation’s ability to attract and retain qualified people, the risks inherent in significant construction and commercial real estate lending, the ability to attract low-cost deposits and commercial loans, expectations for the net interest margin, maintaining asset quality, management’s ability to minimize interest rate exposure and the impact of interest rate movements, general economic conditions and ability of the Corporation and the Bank to successfully adjust to any changes in these conditions and other factors. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC Guide 3 information that has not materially changed since the audited statements, please see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, including but not limited to the “Risk Factors” section.

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

These advances were replaced in April 2007 resulting in a gain of $623,000. The new advances had an average rate of 4.66%. This transaction reduced interest rate expense by 117 basis points and reduced the Bank’s interest rate risk exposure.

3.
The Company elected the fair value option for certain securities held as available-for-sale and held-to-maturity. These securities, totaling approximately $70 million, were designated as held-for-trading and sold in April 2007 at a loss of $482,000.

There are three groups of investment securities that were designated for fair value accounting. The first group consisted of $26 million of intermediate term agency callable notes in the available-for-sale (AFS) portfolio that carried premiums due to adjustments mandated by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The second group of securities was $28 million of low coupon, agency notes with remaining maturities of two to three years that were in the AFS portfolio. The final group of securities was $16 million of step-up bonds, which were held in the held-to-maturity (HTM) portfolio. These long-term securities have low current coupons that increase in defined intervals over time. The coupons on these securities were among the lowest and the final maturities the longest in the portfolio.

Of the $70 million in securities sold, $42 million had final maturities of greater than 5 years. The weighted average maturity of securities sold was 5.8 years and was projected to lose approximately $6 million in market value in a +200 bp interest rate shock environment. Therefore, selling these securities meaningfully reduced the Company’s exposure to rising interest rates.

4.
The Company applied fair value accounting to Cascade Capital Trust I. Upon adoption of SFAS No. 159 and No. 157, the Corporation established a fair value for Cascade Capital Trust I of approximately 117 or $11.17 million for our $10 million in trust preferred securities (junior subordinated debentures). This resulted in charging off the unamortized issuance costs to retained earnings of $654,000 as required under SFAS No. 159. The $1.17 million fair value premium is the result of the 11% coupon and the 5.5% call premium. This fair value premium should be effectively written down to the $550,000 premium to call the security on March 1, 2010, which is embedded in its fair value. The fair value option was not selected for variable rate junior subordinated debentures totaling $15 million.

The initial fair value measurement of these instruments resulted in a $3.4 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007. Approximately $1.4 million was already recognized in other comprehensive income (OCI) as the difference between the book value and fair value, net of tax, of the $54 million securities that were held in the available-for-sale category of the investment portfolio. The change in fair value for these designated assets/liabilities between January 1 and March 31, 2007, was recognized in the income statement. Net income was increased by $515,000 or by $345,000 after tax (2.8 cents per diluted share). For the quarter ended June 30, 2007, net income was increased by $138,000 or by $91,000 after tax (0.7 cents per diluted share). For the quarter ended September 30, 2007, net income was increased by $281,000 or by $185,000 after tax (1.5 cents per diluted share).

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

In April 2007, the designated securities were sold and the FHLB advances restructured. The result of the gains and losses of those transactions was a net gain of approximately $88,000 before tax and $59,000 after tax. The net gain was recognized in 2Q07 as the fair value gain on the restructured advances more than offset the loss on the sale of investment securities and the loss on the termination of the swap.

The Company did not elect the fair value measurement for any loans. As a result, no valuation allowances were removed.

The combined impact of these transactions is projected to increase the Bank’s net interest margin by 10 to 12 basis points over where it would be otherwise.

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2007	2006	2007	2006
Return on average assets	1.12%	1.02%	1.13%	1.04%
Return on average stockholders’ equity	12.75	12.05	13.27	12.23
Average stockholders’ equity to average assets	8.77	8.45	8.55	8.52
Other expenses to average assets	2.00	1.97	1.93	1.93
Efficiency ratio	52.73	54.87	51.96	54.22
Average interest-bearing assets to
average interest-bearing liabilities	112.91	111.77	112.21	111.79

CHANGES IN FINANCIAL CONDITION

Total assets increased 2.6% or $35.0 million to $1.38 billion at September 30, 2007, compared to $1.35 billion at December 31, 2006. Net loans, e.g. net of deferred loan fees and the allowance for loan losses, increased 6.5% or $64.5 million to $1.06 billion at September 30, 2007, from $996.0 million at December 31, 2006.

Total investment securities decreased $14.1 million to $225.3 million at September 30, 2007, compared to $239.4 million at December 31, 2006. As discussed regarding the adoption of SFAS No. 159 in April 2007, Cascade redesignated and sold $70.0 million (par value) of investment securities. The Bank replaced those securities with $64.5 million in short-term agency securities carried at fair value and designated as held-for-trading. Subsequently, $18.0 million of those securities matured and the proceeds were used to repay FHLB advances. The investment portfolio is concentrated in the securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the nine months ended September 30, 2007, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE securities in the portfolio as of September 30, 2007, were also rated AAA.

(Dollars in thousands)	September 30, 2007
Securities held-for-trading	Carrying Value	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
Agency notes	$17,009	$-	$-	$-	$-	$17,009
	$17,009	$-	$-	$-	$-	$17,009

Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$26,674	$2	$5	$(29)	$(734)	$25,918
Agency notes	86,835	101	-	(1)	(182)	86,753
	$113,509	$103	$5	$(30)	$(916)	$112,671

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$23,043	$4	$1	$(40)	$(759)	$22,249
Agency notes	59,871	1	-	(151)	(979)	58,742
Corporate/other	775	-	-	-	-	775
	$83,689	$5	$1	$(191)	$(1,738)	$81,766

	DECEMBER 31, 2006
(Dollars in thousands) Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$38,427	$48	$3	$(18)	$(713)	$37,747
Agency notes	95,772	-	-	-	(2,863)	92,909
	$134,199	$48	$3	$(18)	$(3,576)	$130,656

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$25,218	$7	$1	$(14)	$(873)	$24,339
Agency notes	70,853	-	-	(25)	(2,406)	68,422
Corporate/other	775	-	-	-	-	775
	$96,846	$7	$1	$(39)	$(3,279)	$93,536

As of September 30, 2007, we hold 20 securities in our available-for-sale portfolio and 18 in our held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses are due to increases in interest rates since the securities were purchased and are not related to credit deterioration. If rates were to move downward in the future, the market value of these securities would rise accordingly. We have the ability to hold the investments for a period of time management believes to be sufficient for a market price recovery. We hold no securities that are backed by sub-prime loans. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

At September 30, 2007, the Bank held FHLB stock of $11.9 million. On July 31, 2007, the FHLB declared a $0.15 per share cash dividend payable on August 10, 2007. The dividend payment was $17,880.

Loan Portfolio

Virtually all of the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area for a wide array of purposes. Included in the business loan total are loans secured by real estate, the majority of which the borrower is the primary tenant of the property. Real estate construction loans are primarily extended to builders and developers of single family, residential real estate. The majority of these projects focus on entry-level homes and/or first trade-up homes. Commercial real estate loans fund small, non-owner occupied buildings.

Retail loans consist of residential, home equity and consumer loans. Residential loans, held in the Bank’s portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells most of those loans into the secondary market on a best effort, servicing released basis. Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential, e.g. automobiles, credit cards or boats.

Net loans increased by $64.5 million to $1.06 billion as of September 30, 2007, compared to $996.0 million at December 31, 2006. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, e.g. business, real estate construction, and commercial real estate loans, grew $88.6 million to $940.3 million as of

September 30, 2007, compared to $851.7 million as of December 31, 2006. The Company has emphasized construction lending as it provides what management believes to be the most favorable trade-off between risk and returns.

Retail loans decreased by a net amount of $388,000 to $123.6 million as of September 30, 2007, compared to $124.0 million as of December 31, 2006. Multifamily loans decreased $23.2 million to $11.5 million due to the sale of such loans in the fourth quarter of 2006 and a $12 million payment in the second quarter of 2007. Cascade has not emphasized this line of business as intense pricing pressure and the commodity-like nature of these loans have rendered the rates less attractive.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

Types of Loans	September 30, 2007	% of Portfolio	December 31, 2006	% of Portfolio
(Dollars in thousands)
Business	$464,314	43.2%	$442,391	43.8%
Real estate construction(1)	356,064	33.1	289,993	28.7
Commercial real estate	119,890	11.1	119,298	11.8
Retail(2)	123,648	11.5	124,036	12.3
Multifamily real estate	11,506	1.1	34,719	3.4
Total loans	$1,075,422	100.0%	$1,010,437	100.0%
Deferred loan fees	(3,695)		(3,434)
Allowance for loan losses	(11,258)		(10,988)
Loans, net	$1,060,469		$996,015

    (1) Real estate construction loans are net of loans in process.
    (2) Loans held-for-sale are included in retail loans, and at less than 1% of total loans, are not considered material.

Deposits, Other Borrowings, and Shareholder Equity

Checking account deposits increased as the Bank continued to focus its branch activities on deposit generation in general and checking/transaction accounts in particular. In May 2005, the Bank launched its High Performance Checking (HPC) program to accelerate deposit growth. As of September 30, 2007, HPC accounts held $39.7 million of checking deposits. In January 2007, the Bank launched its Business High Performance Checking (BHPC) program in an effort to continue to improve our funding mix. As of September 30, 2007, BHPC accounts held $16.3 million of checking deposits. Total deposits increased by $51.3 million from $855.4 million at December 31, 2006, to $906.7 million at September 30, 2007. The majority of the increase occurred in savings and money market accounts (MMDA).

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	September 30,	% of	December 31,	% of
	2007	Deposits	2006	Deposits
Checking accounts	$142,191	15.7%	$139,507	16.3%
Savings & MMDA	330,031	36.4	290,444	34.0
CDs	434,503	47.9	425,498	49.7
	$906,725	100.0%	$855,449	100.0%

FHLB advances decreased by $46.0 million from $243.0 million at December 31, 2006, to $197.0 million at September 30, 2007. Securities sold under agreements to repurchase increased by $24.9 million from $95.7 million at December 31, 2006, to $120.6 for the nine months ended September 30, 2007. The Bank uses structured advances and repurchase agreements to obtain lower rates.

Total stockholders’ equity increased $3.7 million from $115.2 million at December 31, 2006, to $118.9 million at September 30, 2007. The increase to equity was primarily due to the retention of net income above the cash dividend paid to shareholders and the $3.4 million charge due to the adoption of SFAS No. 159 on the subsequent fair value adjustments made to designated assets and liabilities. The Corporation’s twenty-first consecutive cash dividend, which was declared September 26, 2007, reduced total stockholders’ equity by $1.1 million. During the nine months ended September 30, 2007, the Corporation repurchased 178,832 shares of stock, of which 159,293 were under Board approved stock repurchase plans and 19,539 were acquired in swap transactions with employees. These purchases reduced total stockholders’ equity by $2.8 million. Accumulated other comprehensive loss decreased by $1.8 million with most of the decrease attributable to the Corporation’s adoption of SFAS No. 159, which moved $54.0 million in securities from securities available-for-sale to securities held-for-trading.

Asset Quality

Non-performing assets (non-performing loans, real estate owned and other repossessed property) totaled $625,000 and $851,000 at September 30, 2007, and December 31, 2006, respectively. Non-performing loans, which are those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, decreased to $625,000 at September 30, 2007, compared to $851,000 at December 31, 2006. Of the $625,000, $568,000 were business and construction loans and $57,000 were consumer loans. There was no real estate owned (REO) or other repossessed assets as of September 30, 2007, or at December 31, 2006.

At September 30, 2007, the Bank’s allowance for loan losses was $11.3 million compared to $11.0 million at December 31, 2006. Additionally, at September 30, 2007, $136,000 was recorded in a general valuation allowance allocated to off-balances sheet commitments, e.g. letters of credit and construction loans in process. This account was recorded as an “other liability” on the Corporation’s balance sheet. During the quarter this account was reduced by $113,000 to $136,000 compared to $249,000 at June 30, 2007. Total allowance for loan losses, including the allowance for off-balance sheet commitments, was $11.4 million. Total allowance for loan losses was 1.06% of total loans outstanding at September 30, 2007, compared to 1.09% at December 31, 2006. Total allowance for loan losses was 1,823% of non-performing loans at September 30, 2007.

The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analysis of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management’s projection of trends affecting credit quality. The increase in the dollar amount of the allowance is primarily attributable to the continued emphasis on business and construction lending, and an increase in the portfolio of these loan types. A decrease in the percentage of the allowance is attributable to loan growth. Management believes that the allowance for loan losses is adequate to provide for losses that may be incurred on non-performing loans.

During the quarter ended September 30, 2007, loan charge-offs equaled $331,000 while recoveries were $29,000 resulting in net charge-offs of $302,000 or 3 basis points of total loans. For the nine months ended September 30, 2007, net charge-offs equaled $445,000.

The following table provides summary information concerning asset quality as of and for the quarters ended September 30, 2007, and December 31, 2006, respectively:

	September 30, 2007	December 31, 2006
Non-performing loans to total assets	0.05%	0.06%
Non-performing loans to total loans outstanding	0.06	0.08
Non-performing assets to total assets	0.05	0.06
Total allowance for loan losses to non-performing loans(1)	1,823	1,291
Total allowance for loan losses to total loans(1)	1.06	1.09
Net charge-offs to total loans	0.03	0.02

(1) Total allowance for loan losses includes off-balance sheet loan commitments of $136,000.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

General

Net income increased 14.2% to $3.8 million for the three months ended September 30, 2007, compared to $3.3 million during the comparable period in 2006. Net income per diluted share was $0.31 for the quarter ended September 30, 2007, and $0.27 per share for the quarter ended September 30, 2006, an increase of 16.0%. Net interest income before provision for loan losses increased $854,000 to $10.8 million for the quarter ended September 30, 2007. Total other income increased by $326,000 to $1.9 million for the quarter ended September 30, 2007. Total other expenses increased $375,000 to $6.7 million for the quarter ended September 30, 2007, as compared to the quarter ended September 30, 2006.

Net income for the nine months ended September 30, 2007, was $11.5 million compared with $9.8 million during the comparable period in 2006. Net income per diluted share was $0.94 for the nine months ended September 30, 2007, compared with $0.79 in 2006.

Net Interest Income

Net interest income, before provision for loan losses, increased 8.6% or $854,000 to $10.8 million for the three months ended September 30, 2007, compared to $10.0 million for the three months ended September 30, 2006. Average interest-earning assets increased $51.9 million or 4.3% to $1.27 billion for the three months ended September 30, 2007, compared to the same period in 2006. Average total loans (including loans held-for-sale) increased $54.6 million to $1.03 billion and average investment securities decreased $12.0 million to $230.5 million for the three months ended September 30, 2007, compared to the same quarter of the prior year.

	At or for the		At or for the
	three months ended		nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006

Average interest-earning assets	$1,272,810	$1,220,900	$1,286,453	$1,190,362
Average interest-bearing liabilities	1,127,235	1,092,375	1,146,488	1,064,794
Yield on interest-earning assets	7.29%	6.95%	7.25%	6.79%
Cost of interest-bearing liabilities	4.42	4.15	4.40	3.93
Net interest spread	2.87	2.80	2.85	2.86
Net interest margin	3.37	3.24	3.33	3.28

The net interest margin increased 13 basis points to 3.37% for the three months ended September 30, 2007, compared to the same quarter the prior year. The yield on interest-earning assets increased 34 basis points to 7.29% for the three months ended September 30, 2007, compared to 6.95% for the three months ended September 30, 2006. The cost of interest-bearing liabilities increased 27 basis points to 4.42% for the three months ended September 30, 2007, compared to 4.15% for the same period in 2006 as deposit costs increased mostly due to deposit growth in our higher cost MMDA accounts.

The yield on assets increased as the Corporation originated more prime based loans and the recognition of deferred loan fees on prepaid loans enhanced the yield on the loan portfolio. In addition, the investment portfolio restructuring increased investment yields.

Provision for Loan Losses

Cascade’s provision for loan losses was $350,000 for the three months and $850,000 for the nine months ended September 30, 2007. The provision for loan losses was $300,000 and $850,000 for the same periods in 2006, respectively. The provision for loan losses is based on the size, composition and growth of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience.

Other Income

Total other income increased $326,000 or 20.2% to $1.9 million for the three months ended September 30, 2007, as compared to $1.6 million for the three months ended September 30, 2006. Total other income was $5.8 million and $4.5 million for the nine months ended September 30, 2007, and September 30, 2006, respectively. For the three months ended September 30, 2007, checking service fees increased to $1.01 million compared to $911,000 for the same period in the prior year. Gain on sale of loans decreased $51,000 from $97,000 to $46,000 for the three months ended September 30, 2007, compared to the same quarter in the prior year. Other service fees decreased $16,000 to $265,000 for the quarter. As discussed previously, the fair value adjustments added $281,000 to other income for the quarter ended September 30, 2007, while there were no such adjustments for the same quarter in 2006.

Other Expense

Total other expenses were $6.7 million for the three months and $19.7 million for the nine months ended September 30, 2007, compared to $6.3 million for the three months and $18.3 million for the nine months ended September 30, 2006.

Compensation and employee benefit expenses increased $203,000 to $3.6 million during the three months ended September 30, 2007, compared to the same quarter last year. Compensation and employee benefit expenses were $10.2 million for the nine months ended September 30, 2007, and $9.7 million in the same period of 2006. The remaining other expense categories (occupancy, marketing, data processing and other) totaled $3.2 million for the three months and $9.4 million for the nine months ended September 30, 2007, and $3.0 million for the three months and $8.5 million for the nine months ended September 30, 2006. The increase in other expenses was led by an increase in compensation as the Corporation’s new branch was in operation in 2007 and bonuses increased. In addition, Washington State Business and Occupational tax was up $74,000 for the quarter and $275,000 for the nine-month period.

The provision for federal income taxes increased $283,000 to $1.9 million, an increase of 17.6% during the three months ended September 30, 2007, compared to the same period last year. For the three months ended September 30, 2007, and 2006, the Corporation’s effective tax rate was 33%. For the nine months ended September 30, 2007, the provision for federal income taxes was $5.8 million compared to $4.8 million in 2006, with an effective tax rate of 34%. Tax benefits related to bank-owned life insurance and interest on tax-exempt loans accounted for the difference from the “expected” Federal income tax rate of 35% during each of the periods.

Segment Results

The following is a summary of selected operating segment information for the three and nine months ended September 30, 2007 and 2006. The Corporation manages its operations and prepares management reports with a primary focus on its various business units. The accounting policies of the individual units are the same as those of the Corporation. The Corporation allocates centrally provided services to the business units based upon estimated usage of those services. The income property category includes commercial real estate and multifamily lending.

For the three months ended September 30, 2007
(Dollars in thousands)	BUSINESS	CON- STRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$2,943	$5,479	$804	$524	$710	$10,460
Other income	32	30	10	1,242	628	1,942
Other expense	359	151	52	578	5,584	6,724
Contribution before overhead	2,616	5,358	762	1,188	(4,246)	5,678
Support transfer	1,859	1,374	526	487	(4,246)	-
Income before provision for income tax	757	3,984	236	701	-	5,678
Provision for federal income taxes	252	1,327	78	235	-	1,892
Net income	$505	$2,657	$158	$466	$-	$3,786

For the three months ended September 30, 2006
(Dollars in thousands)	BUSINESS	CON- STRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$3,853	$3,870	$1,124	$340	$469	$9,656
Other income	88	9	-	1,193	326	1,616
Other expense	387	82	82	581	5,217	6,349
Contribution before overhead	3,554	3,797	1,042	952	(4,422)	4,923
Support transfer	1,865	1,148	835	574	(4,422)	-
Income before provision for federal income tax	1,689	2,649	207	378	-	4,923
Provision for federal income taxes	552	866	68	123	-	1,609
Net income	$1,137	$1,783	$139	$255	$-	$3,314

For the nine months ended September 30, 2007
(Dollars in thousands)	BUSINESS	CON- STRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$9,281	$15,976	$2,609	$1,398	$1,964	$31,228
Other income	107	81	10	3,495	2,134	5,827
Other expense	1,109	356	121	1,760	16,349	19,695
Contribution before overhead	8,279	15,701	2,498	3,133	(12,251)	17,360
Support transfer	5,351	3,816	1,636	1,448	(12,251)	-
Income before provision for federal income tax	2,928	11,885	862	1,685	-	17,360
Provision for federal income taxes	984	3,987	289	566	-	5,826
Net income	$1,944	$7,898	$573	$1,119	$-	$11,534

For the nine months ended September 30, 2006
(Dollars in thousands)	BUSINESS	CON- STRUCTION	INCOME PROPERTY	RETAIL	ADMIN- ISTRATION	TOTAL
Condensed Income Statement
Net interest income after provision for loan losses	$11,235	$10,230	$3,437	$1,330	$2,082	$28,314
Other income	253	49	-	3,272	940	4,514
Other expense	1,017	271	271	1,687	15,014	18,260
Contribution before overhead	10,471	10,008	3,166	2,915	(11,992)	14,568
Support transfer	5,115	2,822	2,403	1,652	(11,992)	-
Income before provision for federal income tax	5,356	7,186	763	1,263	-	14,568
Provision for federal income taxes	1,748	2,345	248	414	-	4,755
Net income	$3,608	$4,841	$515	$849	$-	$9,813

Interest income is assigned based upon the loans held by that line of business. Investment income is assigned to Administration. Interest expense is allocated based upon the Corporation’s cost of funds and the average maturity of the lines of business assets. Overhead is allocated on the basis of average total assets.

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of FHLB advances. As of September 30, 2007, Cascade had $192.1 million of construction loans in process, $88.8 million in unused business lines of credit and future business commitments, $39.9 million in unused consumer lines of credit including credit cards, and $12.5 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 70% of commitments at any point in time. Historically, the Bank’s business customers use approximately 50% of their lines at any given time. About 42% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2007, contributed $10.5 million to liquidity compared to $10.8 million for the nine months ended September 30, 2006.

Funding needs are met through existing liquidity balances, deposit growth, FHLB advances and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $7.4 million as of September 30, 2007, and $12.8 million at September 30, 2006.

Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $482.6 million at current asset levels. At September 30, 2007, the Bank had $197.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $285.6 million subject to the ability to pledge eligible collateral. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a flexible source of funding. At September 30, 2007, the Bank had $120.6 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or in the repurchase market were $11.2 million at the end of the quarter and $12.0 million as of December 31, 2006. Commercial real estate loans totaling $338.7 million and home equity and second lien residential loans totaling $22.2 million are being used as a source of collateral at the FHLB. The Bank also has a total of $33.0 million in Fed funds lines with three correspondent banks.  Cascade used each of these lines during the quarter. The Bank also has a $40.1 million line of credit at the Federal Reserve Bank of San Francisco which was not used. As of September 30, 2007, there were no outstanding balances in any of these lines.

The recent turmoil in the credit markets did not have an impact on the Bank’s liquidity management practices. Access to the FHLB, our correspondent banks, and the Federal Reserve remained open.

Capital Resources

The Corporation’s main source of capital is typically the retention of its net income that is not paid in dividends. The Corporation also receives capital through the exercise of stock options granted to employees and directors. The Corporation permits employees and directors to tender shares of Cascade’s stock, which they have held for a minimum of six months, to exercise options.

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

Capital Requirements

Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold adjusted capital levels equal to 4% of its assets and 8% of its risk-weighted assets. As of September 30, 2007, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.32 billion and $1.23 billion respectively. The related excess capital amounts as of September 30, 2007, are presented in the following table:

(Dollars in thousands)
	Adequately Capitalized		Well Capitalized
Core capital	Amount	Percentage	Amount	Percentage
Cascade’s Tier 1 (Core) capital	$119,137	9.06%	$119,137	9.06%
Minimum requirement	52,602	4.00	78,903	6.00
Excess	$66,535	5.06%	$40,234	3.06%

Risk-based capital	Amount	Percentage	Amount	Percentage
Cascade’s Risk-based capital	$130,531	10.58%	$130,531	10.58%
Minimum requirement(1)	98,715	8.00	123,394	10.00
Excess	$31,816	2.58%	$7,137	.58%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of September 30, 2007, which requires a core capital to assets ratio of at least 6% and a risk-based capital to assets ratio of at least 10%.

The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of September 30, 2007, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 9.03% and a risk-based ratio of 10.57%.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

ASSET/LIABILITY MANAGEMENT

The Bank, like other financial institutions, is subject to fluctuations in interest rates because its interest-bearing liabilities reprice on different terms than its interest-earning assets. Management actively monitors the inherent interest rate risk for the potential impact of changes in rates on the Bank.

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

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of September 30, 2007, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of September 30, 2007, the Bank’s fair value of equity decreases 9.8% in the up 200 basis point scenario and 15.6% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 10.8% in the up 200 basis point scenario and 9.7% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income decreases 0.6 % in the up 200 basis point scenario and 8.4% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all 15 and 30 year fixed rate loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at September 30, 2007.

Type	Percentage of Portfolio
Variable	39%
Adjustable	34%
Fixed	27%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB advances. As of September 30, 2007, the entire portfolio of $197.0 million in long-term advances had original maturities greater than one year. This portfolio consists of $2.0 million fixed rate borrowings, $165.0 million with provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing and $30.0 million currently in LIBOR based advances which will convert to a fixed rate borrowing after a specified time.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of September 30, 2007. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended September 30, 2007, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2007 PLAN
					Total Number of Shares Purchased	Maximum Number of Shares that
Period		Total Number		Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased		Paid per Share	Announced Plan	Under the Plan (2)
July 1, 2007	July 31, 2007	21,375		$15.98	21,375	328,707
August 1, 2007	August 31, 2007	6,000		15.08	6,000	322,707
September 1, 2007	September 30, 2007	4,880	(1)	16.14	-	322,707
	Total	32,255		$15.73	27,375	322,707

1) During the period presented there were 4,880 shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.

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

On October 24, 2007, The Corporation filed a Form 8-K reporting an attached press release announcing earning information for the quarter ended September 30, 2007, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

November 8, 2007	/s/ Lars H. Johnson
By: Lars H. Johnson,
Executive Vice President
(Chief Financial Officer)