Form 10-K
period 2007-12-31
CASCADE FINANCIAL CORP
filed 2008-03-13
CIK 928911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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
YES  ☐     NO ☑

The aggregate market value of Common Stock held by non-affiliates of registrant at February 29, 2008 was $152.5 million (based on the last reported sale on such date). The number of shares of registrant’s Common Stock outstanding at February 29, 2008, was 12,047,927.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of Annual Report to Stockholders for the year ended December 31, 2007, including the Selected Financial Data and the Management Discussion and Analysis attached as Exhibit 13 (the “Annual Report”) (Part I, II & IV).

2.	Portions of registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) (Part III).

Cascade Financial Corporation
FORM 10-K
December 31, 2007

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

Item 1.  Business

General

Cascade Financial Corporation (the “Corporation”) is a bank holding company incorporated in the state of Washington that was formed in 1994.  The consolidated entity includes the Corporation and its wholly owned subsidiaries.  At December 31, 2007, the Corporation’s wholly owned subsidiaries were Cascade Bank (“Cascade” or the “Bank”), Cascade Capital Trust I, II, and III. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington 98201.  The telephone number is (425) 339-5500 and the website is www.cascadebank.com. Information on the website is not part of this Report.

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

The Corporation conducts its business from its main office in Everett, Washington, and nineteen other full-service offices in the greater Puget Sound Region. At December 31, 2007, the Corporation had total assets of $1.4 billion, total deposits of $904.9 million and stockholders’ equity of $122.1 million.

The Bank, a full-service commercial bank, offers a wide range of products and services.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to the limits specified by law.

Market Area

Headquartered in Everett, Washington, the Corporation serves its customers from twenty full-service offices, twelve in Snohomish County and eight in King County. In 2007, the Bank opened a loan production office in Burlington, Washington, in Skagit County. The Bank will open a full service branch in Burlington in the second quarter of 2008. Located in the center of the western Washington region, Snohomish and King counties have experienced significant growth in recent years. The rebound in commercial aircraft orders and the success of Boeing’s new 787 has helped fuel an increase in economic activity in Snohomish County.

Our market area in King County includes the growing cities east of Seattle and Lake Washington. This area’s economy has been dominated by Microsoft and the Boeing Company, with other high technology companies also playing an important role. The housing market has been particularly strong due to population growth in the region and the lack of affordable housing within Seattle itself.

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

Business Strategy

The Corporation’s business plan is to increase the Bank’s emphasis on commercial banking. The Corporation is pursuing the following strategies:

•
Increasing the percentage of its assets consisting of business, construction, and commercial real estate loans with higher risk-adjusted returns, shorter maturities and rates more sensitive to interest rate fluctuations;

•
Increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network, customer service center, online banking and an augmented treasury management program;

•	Maintaining cost-effective operations by efficiently offering products and services;

•	Maintaining its capital position at or above the “well-capitalized” (as defined for regulatory purposes) level;

•	Exploring prudent means to grow the business internally and through acquisitions; and

•	Searching for additional sources of fee-based revenue.

The primary objectives of these strategies are to enhance shareholder value measured through increasing returns, and to increase the opportunity for quality earning asset growth, deposit generation, and fee-based income activities.  However, the shift in emphasis to commercial banking does inherently contain additional risks (See “LOAN PORTFOLIO” below).

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

On the deposit side, geographic location is still the primary factor in choosing a bank for the checking account relationship.  As a result, the Bank’s competition for checking deposits comes primarily from the large institutions with a broad network of locations.  Online Banking continues to be an important convenience service to attract checking customers from larger banks.  In addition, Cascade has made an arrangement with US Bank to allow customers to use US Bank ATMs without a surcharge.  Community banks, savings institutions, as well as other non-banking financial institutions, provide the greatest competition for the various savings vehicles such as money market deposit accounts and certificates of deposit. Two de novo banks opened in Everett in the past two years, which has added to an already intense level of pricing pressure for deposits.

In addition to competition from other banking institutions, the Bank continues to experience increased competition from non-banking companies such as credit unions, financial services companies and brokerage firms. Many credit unions, including a large one in Cascade’s market area, have expanded their eligible membership by amending their charters.

LOAN PORTFOLIO

General.  The Bank originates business, real estate and consumer loans.  Total loans, which are net of construction loans in process, equaled $1.11 billion at December 31, 2007. Total loans were adjusted by deferred loan fees and the allowance for loan losses for a net loan balance of $1.09 billion. At December 31, 2007, $468.5 million or 42.3% of total loans consisted of business banking loans; $381.8 million or 34.4% were real estate construction loans; $120.4 million or 10.9% of loans consisted of commercial real estate; $27.7 million or 2.5% were consumer loans; $98.4 million or 8.9% of the Bank’s loans consisted of loans secured by one-to-four family residential properties; and $11.4 million or 1.0% consisted of multifamily loans.  Total loans secured by first liens on residential real estate were $109.8 million or 9.9% of total loans.  The Bank sells almost all its 30 year fixed-rate loans and the vast majority of its 15 year fixed-rate loans in the secondary mortgage market.  The Bank had non-mandatory forward commitments totaling $0 and $364,000 to sell loans into the secondary market at December 31, 2007, and December 31, 2006, respectively.

Loan Portfolio Analysis.  The following table sets forth the Bank’s loan portfolio by type of loan and by type of collateral at the dates indicated.

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan
Real estate mortgage
Residential (1)	$98,384	8.88%	$91,256	9.03%	$89,422	10.15%
Multifamily	11,397	1.03	34,719	3.44	52,057	5.91
Commercial real estate	120,421	10.87	119,298	11.81	141,109	16.02
Construction (2)	381,810	34.44	295,087	29.20	171,964	19.52
Business banking	468,453	42.28	442,391	43.78	394,034	44.75
Consumer (3)	27,688	2.50	27,686	2.74	32,160	3.65
Total loans	$1,108,153	100.00%	$1,010,437	100.00%	$880,746	100.00%
Less:
Deferred loan fees, net	3,724		3,434		3,443
Allowance for loan losses	11,653		10,988		10,254
Total loans, net	$1,092,776		$996,015		$867,049

Type of Collateral
Real estate mortgage
One-to-four family (4)	$501,762	45.28%	$402,415	39.83%	$279,652	31.76%
Multifamily	11,397	1.03	34,719	3.44	52,057	5.91
Commercial real estate	120,421	10.87	119,298	11.81	141,109	16.02
Land loans	3,984	0.36	5,094	0.50	6,007	0.68
Other	470,589	42.46	448,911	44.42	401,921	45.63
Total loans	$1,108,153	100.00%	$1,010,437	100.00%	$880,746	100.00%
Less:
Deferred loan fees, net	3,724		3,434		3,443
Allowance for loan losses	11,653		10,988		10,254
Total loans, net	$1,092,776		$996,015		$867,049

	At December 31,
	2004		2003
	Amount	Percent	Amount	Percent
Type of Loan	(Dollars in thousands)
Real estate mortgage
Residential (1)	$102,429	12.70%	$103,779	17.99%
Multifamily	92,372	11.45	87,212	15.12
Commercial real estate	178,704	22.15	83,856	14.53
Construction (2)	110,977	13.76	64,528	11.18
Business banking	292,117	36.21	204,446	35.43
Consumer (3)	30,125	3.73	33,163	5.75
Total loans	$806,724	100.00%	$576,984	100.00%
Less:
Deferred loan fees, net	2,695		2,179
Allowance for loan losses	9,563		7,711
Total loans, net	$794,466		$567,094

	At December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Collateral
Real estate mortgage
One-to-four family (4)	$231,504	28.70%	$190,168	32.96%
Multifamily	92,372	11.45	87,212	15.12
Commercial real estate	178,704	22.15	83,856	14.53
Land loans	3,546	0.44	1,786	0.31
Other	300,598	37.26	213,962	37.08
Total loans	$806,724	100.00%	$576,984	100.00%
Less:
Deferred loan fees, net	2,695		2,179
Allowance for loan losses	9,563		7,711
Total loans, net	$794,466		$567,094

(1)      Includes construction loans converted to permanent loans
(2)      Includes land loans
(3)      Includes home equity loans and home equity lines of credit (“HELOC”)
(4)      Includes residential home equity loans, HELOC’s and construction loans

At December 31, 2007, deferred fees were $3.7 million and the allowance for loan losses was $11.7 million.

Business Banking Loans. Business banking loans increased from $442.4 million at December 31, 2006, to $468.5 million at December 31, 2007. Unsecured business banking loans totaled $25.3 million at December 31, 2007, compared to $22.3 million as of December 31, 2006. The Bank’s business banking loan portfolio consists primarily of commercial business loans to small and medium sized businesses operating in Snohomish and King Counties. These loans are generally secured by real estate, receivables, equipment, other assets of the business and personal property, and the personal guarantee of the borrower. These loans typically have variable-rate terms or fixed-rates with maturities of up to five years. The Bank also offers secured and unsecured operating Lines of Credit. Business banking loans are underwritten by the Bank on the basis of the borrower's cash flow, ability to service debt from earnings, and the underlying collateral value. The borrower is generally required to provide the Bank with financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their financial condition; and to update this information annually. Business banking loans also include owner occupied real estate loans with terms comparable to the Bank’s commercial real estate loans. In addition, as business banking activity increases, the Bank expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding.

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

Construction Loans.  The Bank originates construction loans to fund the building of one-to-four family homes either to borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have maturities of 12-18 months.  The interest rates charged on construction loans are typically indexed to the prime rate and vary depending on the characteristics of the loan, particularly the credit risk inherent in the project and/or the financial strength of the borrower. All construction loans require approval by various levels of Bank personnel, depending on the size of the loan. The Bank has increased its construction loan portfolio because these loans have relatively high margins, floating interest rates and short-term maturities. At December 31, 2007, and December 31, 2006, the Corporation’s construction loans were $381.8 million or 34.4% of the total loan portfolio and $295.1 million or 29.2% of the total loan portfolio, respectively. The construction loans are net of loans in process of $151.4 million at December 31, 2007, and $99.9 million at December 31, 2006. Of the total net construction loans, $367.9 million was to builders and developers, including $129.0 million for land acquisition and development.  An additional $9.9 million was to individuals for custom home construction and $4.0 million was for lot purchases. The Bank’s maximum outstanding commitment to one builder at December 31, 2007, totaled $20.4 million involving one construction project, which is performing in accordance with the loan terms.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $120.4 million or 10.9% of the Bank’s total loans at December 31, 2007, compared to $119.3 million or 11.8% of the portfolio at December 31, 2006. All commercial real estate loans are secured by properties in western Washington, mainly in the Puget Sound Region. Improved property including office buildings and small commercial business properties, such as strip shopping centers, secure the Bank’s commercial real estate loans. These loans are primarily adjustable-rate with a maximum term until reset on the interest rate of five years. At December 31, 2007, the largest commercial real estate loan in the Bank’s portfolio was $6.9 million, which is performing according to its terms.

Commercial real estate loans are also sensitive to local economic conditions.  An economic slowdown can lead to increased vacancies that would lower the borrower’s ability to service the debt.  Commercial real estate loans also have a degree of interest rate risk in that if rates fall, borrowers may refinance, and if rates rise, the Bank could experience a squeeze on net interest margin if the Bank does not properly fund these loans, which often have a fixed-rate for the initial five years of the loan.

Multifamily Loans. Multifamily loans totaled $11.4 million or 1.0% of the total loan portfolio at December 31, 2007. The multifamily portfolio is principally comprised of small to medium-size apartment projects with loan-to-value ratios usually up to 75%. All new loan originations are in the Puget Sound Region and have adjustable interest rates.

Multifamily residential and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family mortgage loans. However, loans secured by such properties usually are greater in amount and may involve a greater degree of risk than individual one-to-four family residential mortgage loans. Because payments on loans secured by multifamily residential and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

 One-to-Four Family Residential Loans.  At December 31, 2007, residential loans totaled $98.4 million or 8.9% of the total loan portfolio. Residential lending consists primarily of first mortgage loans secured by single-family residential properties located principally in Snohomish and King Counties. The Bank originates both fixed-rate and adjustable-rate mortgages (“ARMs”) with maturities up to 30 years. ARM loans are generally held in the Bank’s portfolio.  Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury Index after an initial fixed-rate period. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the shape of the yield curve, and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

Fixed-rate residential loans are generally sold and the servicing released to one of the Bank’s correspondents.  The loans are sold on a “best efforts” basis.  The Bank no longer packages its loans to sell as mortgage-backed securities.  The Bank had $129,000 in loans held for sale at December 31, 2007, and $311,000 in loans held for sale at December 31, 2006. Loans held for sale are not material and therefore the Bank does not include them as a separate line item on the balance sheet. The Bank has greatly reduced its emphasis on mortgage banking and mortgage lending in the past five years.

The Bank’s conforming residential loans meet the Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, borrower debt ratios and documentation. The Bank’s nonconforming residential loans are those that do not conform to agency underwriting guidelines, due to the size of the loan, as a result of credit histories, debt-to-income ratios, reliance on the borrower's stated income, non-owner occupied property, rural property, or other exceptions from agency guidelines. The Bank does not offer subprime loans.

Consumer Loans.  The Bank’s consumer loan activities take three forms: home equity loans or Lines of Credit, installment loans, and Visa card loans. Home equity loans are secured by a junior lien in priority on the borrower's home. Such loans may have a combined loan-to-value ratio of up to 90% of the value of the home securing the loan. Home equity loans are fixed amount loans, which may have fixed or floating interest rates. Home equity Lines of Credit can be drawn upon at any time by the customer up to a specific amount.  These loans are at a floating-rate with a floor on that rate. The balance outstanding for both types of home equity loans increased to $21.6 million at December 31, 2007, as compared to $21.2 million at December 31, 2006. At December 31, 2007 and December 31, 2006, the total amount of unused Lines of Credit were $20.4 million and $24.0 million, respectively.  The second category of consumer loans are installment loans in which boats, automobiles, and recreational vehicles serve as collateral.  This portfolio was $6.1 million at December 31, 2007, as compared to $6.5 million outstanding at December 31, 2006. Since installment loans are secured by depreciating assets, any repossessed collateral for a defaulted loan is unlikely to provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections are dependent on the borrower’s continuing financial ability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The Loan Maturity Table

The following table sets forth information at December 31, 2007 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include deferred loan fees.  Construction loans are net of loans in process.

	Due in one year or less	Due in one to five years	Due after five years	Total	With variable or adjustable rate (for maturities of more than one year)	With fixed rate (for maturities of more than one year)
	(Dollars in thousands)
Business banking	$103,051	$123,797	$241,605	$468,453	$155,994	$209,408
Construction	232,777	104,527	44,506	381,810	141,575	7,458
Commercial real estate	3,310	23,102	94,009	120,421	110,783	6,328
Multifamily	—	3,931	7,466	11,397	7,787	3,610
Consumer	1,577	4,288	21,823	27,688	17,908	8,203
Residential	10,951	951	86,482	98,384	81,279	6,154

Asset Quality

Banking regulations require that each insured institution review and classify its assets regularly. In addition, bank examiners have the authority to identify problem assets and, if appropriate, require them to be adversely classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have sufficient weaknesses that make collection or payment in full, based on currently existing facts, conditions and values, questionable. An asset classified loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted.  Assets classified as substandard or doubtful require the institution to establish allowances for loan losses. If an asset, or portion thereof, is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amounts. The Bank uses two other asset classification categories for potential problem loans. They are watch and special mention. Borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk are classified as watch.  Loans on special mention represent borrowers who exhibit potential credit weaknesses or trends deserving Bank management’s close attention.

At December 31, 2007, the Bank had three land acquisition loans to a single borrower that were more than 90 days past due and classified substandard, although the Bank is continuing to accrue interest on these loans because it expects to eventually collect all principal and interest due. These loans, which total $11.6 million, are secured by deeds of trust on tracts of land intended to be used for single family residential developments in Snohomish County, Washington. The Bank recently had the properties reappraised and based on such appraisals, believes the loans are fully collateralized. The Bank is working with the borrower to collect these loans, and the borrower has agreed to sell the properties to third parties; however, there can be no assurance the sales will close. The Bank's management will continue to carefully monitor these loans.

Cascade established the Credit Administration Division in 2001 to help assure that the Bank maintains the quality of its loan portfolio. Management has comprehensive monthly and annual review procedures for identifying and classifying assets for weaknesses. Reserves are maintained for assets classified as substandard or doubtful. The objective of these review procedures is to identify any trends and determine the levels of loss exposure to evaluate the need for an adjustment to the reserve accounts.

Delinquencies.  A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors.  Procedures taken with respect to delinquent loans differ depending on the particular circumstances of each loan.  The Bank’s general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 30 days.  When the loan is over 30 days delinquent, the borrower is usually contacted in writing.  Typically, the Bank will initiate foreclosure or other corrective action against the borrower when principal and interest become 90 days or more delinquent.  In most cases, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status.  An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectability of the loan’s principal becomes uncertain. It is intended that the Bank’s allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At December 31, 2007, and December 31, 2006, the Bank had $1.5 million and $851,000, respectively, of loans held on a non-accrual basis.

Allowance for Loan Losses/Nonperforming Loans

Management provides for possible loan losses by maintaining an allowance. The level of the allowance is determined based upon judgments regarding the size and nature of the loan portfolio, including concentrations of collateral type, historical loss experience, the financial condition of borrowers, the level of nonperforming loans, trends in asset classification and anticipated general economic conditions. Additions to the allowance are charged to expense. Loans are charged against the allowance when management believes the collection of principal is unlikely.  Increases in the allowance for loan losses made through provisions were primarily a result of loan growth, awareness of the greater risk inherent in business lending and the impact of the economic climate on the loan portfolio.

Management measures the reasonableness of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a loss rate assigned to the total loans in each type, but unallocated to any individual loan. Adversely classified loans in excess of $1.0 million are individually analyzed to determine an estimated loss amount. A loss rate is also assigned to these adversely classified loans, but at a higher rate due to the greater risk of loss.  Past due and impaired loans are actively managed to minimize the potential loss. Although management has allocated a portion of the allowance to the loan categories using the method described above, the adequacy of the allowance must be considered as a whole. Loan concentrations, quality, terms, and basic underlying assumptions remain substantially unchanged except that the Bank projects a slow down in the economy and the pace of financial activity.

The following table presents information with respect to the Bank’s nonperforming assets and restructured loans at the dates indicated.

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Nonperforming loans:
Commercial loans
Business banking	$1,522	$731	$958
Commercial real estate	—	—	842
	1,522	731	1,800
Residential	—	—	187
Consumer loans	1	120	—
Total nonperforming loans	1,523	851	1,987
Other real estate and repossessed assets	—	—	101
Total nonperforming assets	$1,523	$851	$2,088
Restructured loans	$334	$115	$1,467
Total nonperforming loans to net loans	0.14%	0.08%	0.23%
Total nonperforming loans to total assets	0.11	0.06	0.16
Total nonperforming assets to total assets	0.11	0.06	0.17

The Bank’s nonperforming assets at December 31, 2007, consisting of nonperforming loans and other real estate owned, totaled $1.5 million or 0.11% of total assets. This is an increase from $851,000 or 0.06% of total assets at December 31, 2006, and a decrease from $2.1 million or 0.17% of total assets at December 31, 2005.

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

Nonperforming loans increased to $1.5 million at December 31, 2007, compared to $851,000 at December 31, 2006, and $2.0 million at December 31, 2005. The increase in nonperforming loans from December 31, 2006 to December 31, 2007, is due to increases in nonperforming commercial loans. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on nonperforming loans.

Other real estate owned includes property acquired by the Bank through foreclosure.  Other real estate is carried at the lower of the estimated fair value or the principal balance of the foreclosed loans.  Nonperforming other real estate and repossessed assets was $0 at December 31, 2007, $0 at December 31, 2006, and $101,000 at December 31, 2005.

Interest income that would have been recognized for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, had non-accrual loans been current in accordance with their contractual terms, amounted to $111,249, $27,175, and $81,500, respectively.

    The following tables set forth information regarding changes in the Bank’s allowance for loan losses for the most recent five years.

(Dollars in thousands)	Years Ended December 31,
	2007	2006	2005	2004	2003
Balance at beginning of period	$10,988	$10,254	$9,563	$7,711	$6,872
Issaquah Bank balance at June 2004	—	—	—	1,395	—
Charge-Offs
Business banking	288	47	1	310	295
Commercial real estate	—	—	—	—	95
Residential	—	—	116	34	59
Consumer and other	390	367	403	97	302
Recoveries:	(135)	(148)	(266)	(223)	(315)
Net charge-offs (recoveries):	543	266	254	218	436
Provision for loan losses	1,350	1,000	945	675	1,275
Less off-balance sheet commitments	142	—	—	—	—
Balance at end of period	11,653	10,988	10,254	9,563	7,711
Average total loans outstanding	$1,046,093	$955,692	$854,684	$691,372	$565,453

Ratio of net charge-offs during the period to average loans outstanding	0.05%	0.03%	0.03%	0.03%	0.08%

Ratio of allowance for loan losses to average loans outstanding	1.11	1.15	1.20	1.38	1.36

Ratio of allowance for loan losses to total loans outstanding	1.05	1.09	1.16	1.19	1.34

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

The following tables set forth information concerning the Bank’s allocation of the allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated.

	December 31,
(Dollars in thousands)	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Business banking	$3,824	42.28%	$7,221	43.78%	$5,773	44.75%
Commercial real estate	605	10.87	2,159	11.81	3,020	16.02
Residential	205	8.88	255	9.03	337	10.15
Multifamily	16	1.03	271	3.44	275	5.91
Real estate construction	2,050	34.44	194	29.20	543	19.52
Consumer and other	326	2.50	605	2.74	306	3.65
Unallocated	4,627	—	283	—	—	—
Total allowance for loan losses	$11,653	100.00%	$10,988	100.00%	$10,254	100.00%

The provision for loan losses for the year ended December 31, 2007, totaled $1.4 million compared to $1.0 million for the year ended December 31, 2006, and $945,000 for the year ended December 31, 2005. The increase in the provision for loan losses for the twelve-month period ended December 31, 2007, was due to the increase in total loans and net charge-offs. Adversely classified loans increased to $29.1 million at December 31, 2007, from $9.4 million at December 31, 2006.

ASSET AND LIABILITY MANAGEMENT ACTIVITIES

The Bank’s Asset/Liability Management Committee (“ALCO”) has the responsibility to measure and monitor interest rate risk, the liquidity position, and capital adequacy. The Bank uses a variety of tools to measure, monitor, and manage interest rate risk. The Audit and Finance Committee of the Board of Directors reviews the interest rate risk management activities of the Bank on a regular basis and has established policies and guidelines on the amount of risk deemed acceptable.  The impact on the Bank’s net interest income and the fair value of its capital are modeled under different interest rate scenarios. The Board, through the Asset/Liability Management Policy, has established guidelines for the maximum negative impact that changes in interest rates have on the Bank’s net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios. Cascade uses a simulation model to measure rate risk and the impact on net interest income, the fair value of equity, and the fair value capital/asset ratio. In general, the Bank seeks to manage its rate risk through its balance sheet. The Bank focuses on originating more interest rate sensitive assets, such as variable-rate loans, while reducing its long-term, fixed-rate assets through the sale of long-term residential mortgages in the secondary market. The vast majority of the loans that the Bank keeps in its portfolio have rate repricing periods of five years or less. The Bank often uses FHLB advances to fund its intermediate term assets. Cascade also uses repurchase agreements to provide inexpensive funding.

Using standard interest rate shock methodology (an instantaneous uniform change in interest rates at all maturities), the Bank is well within the guidelines established by the Board of Directors for the changes in fair value of equity and the adjusted capital/asset ratios. The Bank’s fair value of equity decreases 21.3% in a down 200 bp shock scenario and 1.2% in an up 200 bp shock, within the established guideline of a maximum 30% decline. The adjusted capital/asset ratio is 11.5% in the up 200 bp scenario and 11.9% in the down 200 bp scenario, both above the 5% minimum established guideline. The net interest income increases 1.8% in the up 200 bp scenario and decreases 5.6% in the down 200 bp shock scenario well within the guideline of a 10% decline.

To manage the rate risk in the investment portfolio, limits have been established on the final maturity of securities and limits have been initiated on the price volatility of mortgage-backed securities (“MBS”) (including collateralized mortgage obligations (“CMO”)). Additionally, the Bank extends the maturities of its liabilities by offering long-term deposit products to customers, and obtaining longer term FHLB advances. As of December 31, 2007, all of the $231.0 million in advances had original maturities greater than one year and $229.0 million have remaining maturities greater than one year.

The Bank has used interest rate swaps to control the amount of its interest rate risk. In March 2007, the Bank terminated its $10.0 million in notional principal swaps used to hedge certificates of deposit. In December 2006, the Bank terminated its $10.0 million swap used to hedge its initial issuance of Trust Preferred Securities when it became likely that the changes in the fair value of the swap would need to be marked to market through the income statement due to a change in the accounting interpretation.

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

	Year Ended December 31,				Year Ended December 31,
	2007 Compared to Year Ended December 31, 2006 Increase (Decrease) Due to				2006 Compared to Year Ended December 31, 2005 Increase (Decrease) Due to
(Dollars in thousands)
	Rate	Volume	Mix	Net	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$406	$(219)	$(16)	$171	$58	$(354)	$(4)	$(300)
Multifamily loans	401	(1,621)	(227)	(1,447)	111	(2,110)	(47)	(2,046)
Commercial real estate loan	268	(1,781)	(49)	(1,562)	407	(1,488)	(55)	(1,136)
Construction loans	21	10,685	12	10,718	1,915	6,114	1,148	9,177
Consumer loans	16	(191)	(1)	(176)	192	(91)	(7)	94
Business banking loans	602	2,107	41	2,750	1,648	5,670	399	7,717
Total loans	1,714	8,980	(240)	10,454	4,331	7,741	1,434	13,506
Securities held-for-trading	—	1,884	—	1,884
Securities available-for-sale	272	(2,094)	(85)	(1,907)	486	614	53	1,153
Securities held-to-maturity	380	(384)	(32)	(36)	87	167	2	256
Daily interest-earning deposits	26	777	79	882	15	(71)	(3)	(59)
Total net change in income on interest-earning assets	$2,392	$9,163	$(278)	$11,277	$4,919	$8,451	$1,486	$14,856

Interest-bearing liabilities
Interest-bearing deposits	$4,269	$2,043	$332	$6,644	$8,905	$497	$860	$10,262
FHLB advances	(420)	(554)	21	(953)	257	(92)	(3)	162
Other borrowings	435	1,019	127	1,581	(603)	3,158	(987)	1,568
Total net change in expenses on interest-bearing liabilities	$4,284	$2,508	$480	$7,272	$8,559	$3,563	$(130)	$11,992
Net increase in net interest income				$4,005				$2,864

	Year Ended December 31,
	2005 Compared to Year Ended December 31, 2004 Increase (Decrease) Due to
(Dollars in thousands)
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(258)	$(82)	$3	$(337)
Multifamily loans	172	(1,071)	(31)	(930)
Commercial real estate loans	193	2,808	69	3,070
Construction loans	1,168	2,854	598	4,620
Consumer loans	4	(47)	—	(43)
Business banking loans	641	6,115	238	6,994
Total loans	1,920	10,577	877	13,374
Securities available-for-sale	(219)	(921)	30	(1,110)
Securities held-to-maturity	(81)	62	(1)	(20)
Daily interest-earning deposits	117	48	79	244
Total net change in income on interest-earning assets	$1,737	$9,766	$985	$12,488

Interest-bearing liabilities
Interest-bearing deposits	$4,538	$1,853	$764	$7,155
FHLB advances	(944)	1,508	(134)	430
Other borrowings	871	(56)	(43)	772
Total net change in expenses on interest-bearing liabilities	$4,465	$3,305	$587	$8,357
Net increase in net interest income				$4,131

There was approximately $420,000 in interest on loans that were 90 days or more past due and still accruing as of December 31, 2007. There was no interest on loans 90 days or more past due as of December 31, 2006 or 2005.

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

Investment securities decreased 3.1% to $232.0 million at December 31, 2007, from $239.4 million at December 31, 2006. The proceeds from the repayment of securities were used to fund loan growth. MBS (including CMOs) available-for-sale decreased from $38.0 million to $25.4 million as of December 31, 2007. Agency notes available-for-sale also decreased from $93.0 million to $57.4 million. MBS (including CMOs) held-to-maturity decreased from $25.2 million to $22.5 million as of December 31, 2007. Agency notes held-to-maturity increased from $70.9 million to $114.0 million for the year ended December 31, 2007.

The following tables set forth the Bank’s securities available-for-sale at the dates indicated.

	December 31, 2007		December 31, 2006		December 31, 2005
	Estimated	Percent of	Estimated	Percent of	Estimated	Percent of
(Dollars in thousands)	Fair Value	Portfolio	Fair Value	Portfolio	Fair Value	Portfolio
MBS	$25,427	26.83%	$37,747	26.48%	$47,423	31.09%
Agency notes	57,433	60.60	92,909	65.16	93,173	61.09
FHLB stock	11,920	12.57	11,920	8.36	11,920	7.82
Corporate/other	—	—	—	—	—	—
Total	$94,780	100.00%	$142,576	100.00%	$152,516	100.00%

The following table sets forth the contractual or expected maturities and weighted average yields of the Bank’s securities available-for-sale at December 31, 2007.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Estimated		Estimated		Estimated		Estimated
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
MBS	$—	—%	$10,891	5.02%	$12,746	5.73%	$1,790	5.48%
Agency notes	5,006	5.24	21,012	5.03	31,360	5.42	55	—
FHLB stock	—	—	—	—	—	—	11,920	—
Corporate/other	—	—	—	—	—	—	—	—
Total	$5,006		$31,903		$44,106		$13,765

The following table sets forth amortized cost and estimated fair values for the Bank’s securities held-to-maturity at the dates indicated.

	December 31, 2007			December 31, 2006			December 31, 2005
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Portfolio	Cost	Value	Portfolio	Cost	Value	Portfolio
MBS	$22,556	$21,941	16.44%	$25,218	$24,338	26.04%	$23,830	$23,049	25.05%
Agency notes	113,907	113,579	83.00	70,853	68,423	73.16	70,827	68,606	74.46
Corporate/other	775	775	00.56	775	775	00.80	465	465	00.49
Total	$137,238	$136,295	100.00%	$96,846	$93,536	100.00%	$95,122	$92,120	100.00%

The following table sets forth the contractual or expected maturities and weighted average yields of the Bank’s securities held-to-maturity at December 31, 2007.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Estimated		Estimated		Estimated		Estimated
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
MBS	$—	—%	$—	—%	$—	—%	$21,941	4.91%
Agency notes	—	—	12,905	4.35	32,904	5.99	67,770	6.13
Corporate/other	—	—	—	—	—	—	775	—
Total	$—		$12,905		$32,904		$90,486

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

Deposits increased to $904.9 million at December 31, 2007, from $855.4 million at December 31, 2006, an increase of 5.8% during this period. Deposits at December 31, 2005, were $795.8 million. The market for retail deposits remains fiercely competitive. Previously, the Bank paid rates at the higher end of the competitive range of financial institutions in its market area. In an attempt to lower the absolute and relative cost of funds, the Bank modified its deposit pricing strategy by pricing its deposits in the middle of that range.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits during the years ended December 31, 2006, 2005, and 2004.

	Average Deposits by Type
	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$87,284	—%	$80,457	—%	$77,226	—%
Interest-bearing demand deposits	51,021	1.46	45,039	1.46	39,618	0.62
Money market deposit	284,843	4.32	229,788	3.70	170,641	1.91
Savings	13,261	0.50	14,748	0.51	15,465	0.44
Time certificates	444,726	4.97	446,437	4.33	467,388	3.16
	$881,135		$816,469		$770,338

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity at December 31, 2007. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Jumbo Certificates of Deposit
(Dollars in thousands)
Three months or less	$148,270
Over three through six months	46,605
Over six through twelve months	55,135
Over twelve months	21,469
Total	$271,479

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies.  The Bank’s deposits are obtained primarily from the areas in which its branches are located.  The Bank relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. In the coming year, the Bank will focus on its deposit gathering activities, especially the growth in demand deposits through its High Performance Checking program. In January 2007 the Bank launched its Business High Performance Checking Program to accelerate deposit growth. In the event the Bank were liquidated, certain depositors would be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders.

BORROWINGS

The Bank relies on advances from the Federal Home Loan Bank of Seattle (FHLB-Seattle) to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank’s first mortgage residential loans, investment securities and other eligible mortgages secured by real estate. FHLB advances were $231.0 million at December 31, 2007, compared to $243.0 million at December 31, 2006, a 4.9% decrease. FHLB advances were $236.0 million at December 31, 2005.

The Bank enters into repurchase agreements with its authorized dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by designated investments, primarily the notes of federal agencies and mortgage-backed securities guaranteed by those agencies. The proceeds of these transactions are used to meet the cash flow and interest rate risk management needs of the Bank.  Repurchase agreements increased to $120.6 million at December 31, 2007, from $95.7 million at December 31, 2006.

Cascade Bank has established Fed funds borrowing lines with three of its correspondent banks. Cascade used each of these lines during the year. The Bank also opened a line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2007, there were no outstanding balances in any of these lines.

The following table sets forth certain information regarding borrowings by the Bank at the end of, and during, the periods indicated.

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Weighted average rate on:
Securities sold under agreements to repurchase	3.36%	1.49%	2.35%
FHLB advances	4.27	4.76	4.42

	Year ended December 31,
	2007	2006	2005
Maximum amount of borrowings outstanding at any month end:
Securities sold under agreements to repurchase	$120,625	$96,007	$51,058
FHLB advances	264,790	256,000	251,000

Approximate average borrowings outstanding with respect to:
Securities sold under agreements to repurchase	$107,516	$81,284	$24,051
FHLB advances	226,124	237,888	239,896

Approximate weighted average rate paid on:
Other interest-bearing liabilities*	3.77%	3.36%	4.89%
FHLB advances	4.53	4.71	4.60
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

Prior to December 31, 2003, the Trust was consolidated and was included in liabilities in the consolidated balance sheet, as “Trust Preferred Securities.”  The common securities and debentures, along with the related income effects, were eliminated in the consolidated financial statements.

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

Cascade Capital Trust II incorporates the same structure for the same purposes as Cascade Capital Trust I.  The junior subordinated debentures issued under Cascade Capital Trust II equal $5.2 million and have a rate of 5.82% for the first 5 years of the security, and floats at the three-month LIBOR plus 190 bp thereafter. The securities are callable at par on a quarterly basis beginning January 7, 2010.

Cascade Capital Trust III incorporates the same structure for the same purposes as Cascade Capital Trust I and II. The junior subordinated debentures issued under Cascade Capital Trust III equal $10.3 million and have a rate of 6.50% for the first 5 years of the security, and floats at the three-month LIBOR plus 140 bp thereafter. The securities are callable at par on a quarterly basis beginning June 15, 2011.

Personnel

At December 31, 2007, the Corporation had 211 full-time equivalent employees.  The Corporation believes that employees play a vital role in the success of a service company and that the Corporation’s relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

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

The Corporation is subject to extensive regulation, supervision and examination. Such regulation and supervision govern the activities in which the institution can engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities, which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight could have an adverse material impact on the Corporation, Cascade and their respective operations.

The Corporation

The Corporation is a bank holding company that has elected to be treated as a financial holding company with the Board of Governors of the Federal Reserve Board (the “FRB”).  The Bank Holding Company Act of 1956 (“BHCA”), as amended, subjects the Corporation and its subsidiaries to supervision and examination by the FRB.  The Corporation files quarterly and annual reports of operations with the FRB.

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

Loans to One Borrower.  Cascade Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20% of unimpaired capital and surplus. At December 31, 2007, the Bank had no borrowers with balances in excess of the loans-to-one-borrower limit.

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

Capital Adequacy.  Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2007, the Corporation had Tier 1 capital equal to $122.4 million or 8.90% of average total assets, which is $67.3 million above the minimum leverage requirement of 4% as in effect on that date.

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

Reference is made to Note 12 of the Notes to the Consolidated Financial Statements in the Annual Report, which is listed as an exhibit under Item 15, for additional information concerning regulatory capital.

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

On December 31, 2007, the Bank had total risk-based capital of approximately $135.3 million, including $123.5 million in Tier I capital and $11.8 million in qualifying supplementary capital (the allowance for loan losses), and risk-weighted assets of $1.24 billion, or total capital of 10.91% of risk-weighted assets. This amount was $36.1 million above the 8% requirement in effect on that date.

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

At December 31, 2007, Cascade was a “well-capitalized” institution under the prompt corrective action regulations of the FDIC and the Federal Reserve Board.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Corporation owns eight full service branch locations and leases twelve full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at December 31, 2007, including leasehold improvements, furniture and fixtures, of $14.2 million. The Corporation leases approximately 5% of its main office, approximately 25% of its Marysville office, and 50% of its Issaquah West office to non-affiliated parties.  See Note 5 of the Notes to the Consolidated Financial Statements contained in the Annual Report which is listed in Item 15.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Cascade Financial Corporation’s common stock is traded on the NASDAQ/Global Select Market under the symbol CASB. The table below indicates the high/low trading range of Cascade stock over the last eight quarters:

Quarter Ended	High	Low
March 31, 2006	$15.38	$14.00
June 30, 2006	16.20	14.56
September 30, 2006	16.55	15.00
December 31, 2006	17.85	16.00

March 31, 2007	$18.25	$16.61
June 30, 2007	17.54	15.65
September 30, 2007	16.75	14.33
December 31, 2007	16.32	12.80

(b)
Cascade Financial Corporation has only one class of stock outstanding, which is common stock.  At December 31, 2007, there were 12,023,685 shares outstanding which were held of record by approximately 2,400 shareholders.

(c)	The Table below indicates the cash dividends paid on each share of its common stock for the past two years:

Quarter Ended	Dividend Declared	Record Date	Payment Date
September 2007	$0.090	10/10/07	10/24/07
June 2007	0.080	7/11/07	7/25/07
March 2007	0.080	4/11/07	4/25/07
December 2006	0.080	1/11/07	1/25/07

September 2006	$0.080	10/11/06	10/25/06
June 2006	0.075	07/12/06	07/26/06
March 2006	0.072	04/12/06	04/26/06
December 2005	0.072	01/12/06	01/26/06

Issuer Purchases of Equity Securities
		2007 PLAN			Total Number	Maximum Number
					of Shares Purchased	of Shares that may
Period		Total Number		Average Price	as Part of Publicly	Yet be Purchased
Beginning	Ending	of Shares Purchased		Paid per Share	Announced Plan	Under the Plan (2)
June 1, 2007	June 30, 2007	24,918		$16.00	24,918	350,082
July 1, 2007	July 31, 2007	21,375		15.98	21,375	328,707
August 1, 2007	August 31, 2007	6,000		15.08	6,000	322,707
September 1, 2007	September 30, 2007	4,880	(1)	16.14	—	322,707
October 1, 2007	October 31, 2007	—		—	—	322,707
November 1, 2007	November 30, 2007	—		—	—	322,707
December 1, 2007	December 31, 2007	—		—	—	322,707
Total		57,173		$15.80	52,293	322,707

1) During the period presented there were 4,880 shares purchased, which were acquired at current market values as consideration for the exercise of fully vested options.
2) In May 2007, the Corporation announced a new stock repurchase plan to purchase up to 375,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2008.

Shareholder Return Performance Graph

The following graph compares the Company's cumulative shareholder return on its common stock with the return on the NASDAQ Composite Index and a peer group of the NASDAQ's OTC Bank Index. Total return assumes (i) the reinvestment of all dividends and (ii) the value of the investment in the Company's common stock and each index was $100 at the close of trading on December 31, 2002.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Cascade Financial Corporation	100.00	202.89	196.82	185.82	223.38	177.97
NASDAQ Composite Index	100.00	149.95	162.80	165.07	180.79	198.52
NASDAQ Bank Index	100.00	129.54	143.78	137.55	153.31	118.99

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2002.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Corporation's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management effective December 31, 2007. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (“the SEC’s”) rules and forms.

(b)
Changes in Internal Controls: In the year ended December 31, 2007, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Management assessed the Corporation’s internal control over financial reporting presented in conformity with both U.S. generally accepted accounting principles and call report instructions as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Corporation maintained effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and call report instructions.  Management also believes that there was satisfactory compliance during 2007 with the designated laws and regulations.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, listed in Item 15, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.

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

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name	Age (a)	Position
Carol K. Nelson (b)	51	President, Chief Executive Officer and Director of Cascade Bank and Cascade Financial Corporation

Robert G. Disotell	53	Executive Vice President, Chief Credit Officer

Steven R. Erickson(b)	52	Executive Vice President, Real Estate Lending

Lars H. Johnson(b)	54	Executive Vice President, Chief Financial Officer

LeAnne M. Harrington	38	Executive Vice President, Chief Administrative Officer

Robert F. Wojcik	58	Executive Vice President, Business Banking

Debbie E. McLeod	42	Executive Vice President, Retail Banking

(a)      At December 31, 2007.
(b)      Officer of the Corporation and Bank.

The principal occupation of each executive officer of the Corporation and the Bank is set forth in the Proxy Statement or below. There are no family relationships among or between the executive officers listed above.

CAROL K. NELSON was appointed Chief Executive Officer of the Company commencing May 1, 2002.  She has served as President of the Company and President and Chief Executive Officer of the Bank since February 2001.  She was previously Senior Vice President and Northern Region Executive of Bank of America from 1996 to 2001.  Ms. Nelson holds a Bachelor’s degree in Business Finance and a Master’s degree in Business Administration from Seattle University.  Ms. Nelson serves on the Board of Directors of the Seattle Branch of the Federal Reserve Bank of San Francisco, the Washington Roundtable, the Washington State Major League Baseball Stadium Public Facilities District, Premera Blue Cross and the Washington Bankers Association were she recently concluded a successful year as 2007 chair.  She also serves as a Trustee for Seattle University.  In 2007, Ms. Nelson was appointed to chair the Governor’s Task Force on Homeowner Security.  Ms. Nelson serves as Vice Chair of the Company’s Executive Committee and as a member of the Bank’s Loan Committee.  She is a resident of Edmonds, Washington.

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

LARS H. JOHNSON is the Executive Vice President, Chief Financial Officer of the Bank and Corporation and also serves as the corporate secretary.  Mr. Johnson joined Cascade in April 2000.  Mr. Johnson has 32 years of financial management experience, including 16 years with the Federal Home Loan Bank of Seattle. He serves as Treasurer of the Downtown Everett Association. Mr. Johnson is a resident of Edmonds, Washington.
LEANNE M. HARRINGTON is the Executive Vice President and Chief Administrative Officer for the Bank.  She has 21 years of consumer banking experience starting with Rainier Bank and Bank of America, where she served as Vice President and Region Service Manager. Ms. Harrington joined Cascade in February 2001. She is a 2006 graduate of Pacific Coast Banking School and a member of the Board for the Snohomish County Red Cross. Ms. Harrington is a resident of Everett, Washington.

ROBERT F. WOJCIK is the Executive Vice President of Business Banking for the Bank, responsible for managing business relationships consisting of business loans, business deposits, Lines of Credit, owner occupied commercial real estate and other business services.  Mr. Wojcik joined Cascade Bank in August 2004.  He has 28 years of commercial banking experience, recently retiring from Bank of America after 25 years in commercial banking. Mr. Wojcik is a member of the Board for the Snohomish County Junior Achievement and a Trustee for the Snohomish County YMCA. He has been involved in numerous other community organizations as a board member, coach and volunteer. Mr. Wojcik resides in Lake Stevens, Washington.

DEBBIE E. McLEOD is Executive Vice President of Retail Banking for the Bank.  Ms. McLeod joined Cascade Bank in February 2001.  She has over 20 years of commercial banking experience and was previously Vice President and Northern Region Sales Manager for Bank of America. Ms. McLeod is a past Board Chair for United Way of Skagit County and is a Vice Chair of United Way of Snohomish County. Ms. McLeod resides in Burlington, Washington.

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

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “INDEPENDENT AUDITORS” of the Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1)(2)	Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements
	(a)	Consolidated Balance Sheets at December 31, 2007, and December 31, 2006.
	(b)	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.
(c)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.
(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.
(e)	Notes to Consolidated Financial Statements.

All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

(3)	Exhibits
	3.1 (i)	Certificate of Incorporation of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Proxy statement on Form S-4 (File No. 33-83200)).
	3.2 (ii)	Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Registration Statement on Form S-4 (File No. 33-83200)).
	3.3 (ii)	Amendment to the Bylaws of Cascade Financial Corporation (Incorporated by reference to the Corporation’s Form 8-K filed September 27, 2005 (File No. 0-25286)).
	10.1	Cascade Financial Corporation 1994 Employee Stock Purchase Plan (Incorporated by reference to the Corporation’s Registration Statement on Form S-4 (File No. 33-83200)).
10.2	Cascade Financial Corporation 1992 Stock Option and Incentive Plan (Incorporated by reference to the Corporation’s Form 10-KSB for the period ending June 30, 1995).
10.3	Cascade Financial Corporation Employee Stock Ownership Plan (Incorporated by reference to the Corporation’s Annual Report on Form 10-KSB for the period ending June 30, 1995).
10.4	Cascade Financial Corporation 1997 Stock Option Plan (Incorporated by reference to Appendix E to the Prospectus included in the Corporation’s Registration Statement on Form S-4 (File No. 333-24203)).
10.5	Cascade Financial Corporation 1997 Elective Equity Plan. (Incorporated by reference to Exhibit 10.7 of the Corporation’s Form 10-K for the period ending December 31, 2001).
10.6	Employment Agreement with Carol K. Nelson dated November 27, 2007. (Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed November 30, 2007 (File No. 000-25286)).
10.7	Form of Change of Control Agreement with other Executive Officers (Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed November 30, 2007 (File No. 000-25286)).
10.8	Cascade Bank Non-Qualified Deferred Compensation Plan dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed January 16, 2008 (File No. 000-25286)).
10.9	Amended and Restated Change of Control/Severance Agreement with Robert G. Disotell.
10.10	Amended and Restated Change of Control/Severance Agreement with Steven R. Erickson.
10.11	Amended and Restated Change of Control/Severance Agreement with Lars H. Johnson.
10.12	Amended and Restated Change of Control/Severance Agreement with LeAnne M. Harrington.
10.13	Amended and Restated Change of Control/Severance Agreement with Robert F. Wojcik.
10.14	Amended and Restated Change of Control/Severance Agreement with Debbie E. McLeod.
13	Cascade Financial Corporation December 31, 2007 Annual Report to Stockholders, including the Selected Financial Data and Management Discussion and Analysis.
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

    On October 24, 2007, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the third quarter ended December 31, 2007, under Items 2.02 and 9.01 of Form 8-K.

(b)        Reports on Form 8-K (continued)

    On November 27, 2007, the Corporation filed a Form 8-K amending the employment agreement between Cascade Financial Corporation and Carol K. Nelson, the President and Chief Executive Officer, and the change in control agreements with Cascade’s six other executive officers, under Items 1.01 and 9.01 of Form 8-K.

    On January 16, 2008, the Corporation filed a Form 8-K adopting Cascade Bank’s Non-Qualified Deferred Compensation Plan, under Items 1.01 and 1.02 of Form 8-K.

    On January 22, 2008, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the fourth quarter ended December 31, 2007, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE FINANCIAL CORPORATION
Date: March 13, 2008	By:	/s/ Carol K Nelson Carol K. Nelson President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lars H. Johnson	By:	/s/ D. R. Murphy
	Lars H. Johnson Executive Vice President (Chief Financial Officer)		D. R. Murphy Director
Date:	March 13, 2008	Date:	March 13, 2008

By:	/s/ David W. Duce	By:	/s/ Ronald E Thompson
	David W. Duce Chairman		Ronald E. Thompson Director
Date:	March 13, 2008	Date:	March 13, 2008

By:	/s/ Janice Halladay	By:	/s/ G. Brandt Westover
	Janice Halladay Director		G. Brandt Westover Director
Date:	March 13, 2008	Date:	March 13, 2008

By:	/s/ Craig Skotdal	By:	/s/ Dwayne Lane
	Craig Skotdal Director		Dwayne Lane Director
Date:	March 13, 2008	Date:	March 13, 2008

By:	/s/ David O’Connor	By:	/s/ Richard Anderson
	David O’Connor Director		Richard Anderson Director
Date:	March 13, 2008	Date:	March 13, 2008

By:	/s/ Katherine M. Lombardo	By:	/s/ Jim Gaffney
	Katherine M. Lombardo Director		Jim Gaffney Director
Date:	March 13, 2008	Date:	March 13, 2008