Form 10-Q
period 2008-03-31
CASCADE FINANCIAL CORP
filed 2008-05-08
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

(425) 339-5500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer”, or a “smaller reporting company”. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2008
Common Stock ($.01 par value)	12,047,927

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2008

PART I –– FINANCIAL INFORMATION

Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands except share and per share amounts)	March 31,	December 31,
	2008	2007
ASSETS
Cash on hand and in banks	$13,235	$12,911
Interest-earning deposits in other institutions	9,256	1,619
Securities available-for-sale, fair value	117,509	82,860
Federal Home Loan Bank (FHLB) Stock	11,920	11,920
Securities held-to-maturity, amortized cost	134,574	137,238
Loans, net	1,136,824	1,092,776
Goodwill	24,585	24,585
Core deposit intangible, net	599	634
Premises and equipment, net	15,222	14,160
Cash surrender value of bank-owned life insurance (BOLI)	22,890	22,658
Deferred tax asset	1,894	1,574
Accrued interest receivable and other assets	14,624	14,653
TOTAL ASSETS	$1,503,132	$1,417,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$951,475	$904,896
FHLB advances	249,000	231,000
Securities sold under agreements to repurchase	120,633	120,625
Federal Reserve Term Auction Facility (TAF)	20,000	-
Junior subordinated debentures payable	15,465	15,465
Junior subordinated debentures payable, at fair value	11,117	11,422
Advance payments by borrowers for taxes and insurance	715	502
Dividends payable	1,084	1,082
Accrued interest payable, expenses and other liabilities	9,933	10,500
TOTAL LIABILITIES	1,379,422	1,295,492

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 12,047,927 shares at March 31, 2008,
and 12,023,685 shares at December 31, 2007	120	120
Additional paid-in capital	40,471	40,322
Retained earnings, substantially restricted	83,822	82,169
Accumulated other comprehensive (loss), net of tax	(703)	(515)
TOTAL STOCKHOLDERS’ EQUITY	123,710	122,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,503,132	$1,417,588

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (unaudited)

	Three months ended
(Dollars in thousands except share and per share amounts)	March 31,
	2008	2007
Interest income:
Loans	$19,308	$19,708
Securities held-for-trading	-	753
Securities available-for-sale	1,527	1,008
FHLB dividends	30	12
Securities held-to-maturity	2,084	963
Interest-earning deposits	65	187
Total interest income	23,014	22,631
Interest expense:
Deposits	7,966	8,408
FHLB advances and other borrowings	4,043	3,416
Junior subordinated debentures	530	530
Total interest expense	12,539	12,354
Net interest income	10,475	10,277
Provision for loan losses	2,390	250
Net interest income after provision for loan losses	8,085	10,027
Other income:
Checking fees	1,036	874
Service fees	231	254
BOLI	260	195
Net gain on sales/calls of securities	464	-
Gain on sale of loans	37	88
Net gain on fair value of financial instruments	305	515
Other	121	125
Total other income	2,454	2,051
Other expenses:
Compensation and employee benefits	3,641	3,373
Occupancy	952	855
Marketing	238	342
Other	2,104	1,853
Total other expenses	6,935	6,423
Income before provision for federal income taxes	3,604	5,655
Provision for federal income taxes	990	1,890
Net income	$2,614	$3,765

Net income per common share, basic	$0.22	$0.31
Weighted average number of shares outstanding, basic	12,035,806	12,103,616
Net income per share, diluted	$0.21	$0.30
Weighted average number of shares outstanding, diluted	12,206,374	12,388,245
Dividends declared per share	$0.09	$0.08

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2008	2007
Net Income	$2,614	$3,765
Unrealized (loss) gain on securities available-for-sale, net of tax (benefit) expense of $(222) and $876 for the three months ended March 31, 2008, and 2007, respectively.	(413)	1,627

Reclassification adjustment for gains on securities included in net income, net of tax provision of $121 and $0 for the three months ended March 31, 2008, and 2007, respectively.	225	-

Comprehensive Income	$2,426	$5,392

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$2,614	$3,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	497	450
Provision for losses on loans	2,390	250
Increase in cash surrender value of bank-owned life insurance	(232)	(165)
Amortization of retained servicing rights	11	-
Amortization of core deposit intangible	35	35
Deferred federal income taxes	(219)	99
Deferred loan fees, net of amortization	(2)	91
Gain on sale of loans	(37)	(88)
Stock-based compensation	51	68
Excess tax benefit from stock-based payments	-	(113)
Net change in fair value of financial instruments	-	(515)
Net gain on sales/calls of securities available-for-sale	(358)	-
Net gain on calls of securities held-to-maturity	(106)	-
Net change in accrued interest receivable and other assets	(91)	(1,682)
Net change in accrued interest payable, expenses and other liabilities	(863)	2,388
Net cash provided by operating activities	3,690	4,583

Cash flows from investing activities:
Loans originated, net of principal repayments	(47,064)	(29,790)
Net purchases of securities available-for-sale	(98,951)	-
Proceeds from sales/calls of securities available-for-sale	63,851	-
Principal repayments on securities available-for-sale	520	2,179
Net purchases of securities held-to-maturity	(57,763)	(5,000)
Proceeds from calls of securities held-to-maturity	60,050	-
Principal repayments on securities held-to-maturity	483	1,128
Purchases of premises and equipment	(1,559)	(2,224)
Net increase (decrease) in loan participations sold	657	(714)
Investment in Community Reinvestment Act (CRA) – low income housing	108	-
Net cash used in investing activities	(79,668)	(34,421)

Subtotal, carried forward	$(75,978)	$(29,838)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Subtotal, brought forward	$(75,978)	$(29,838)

Cash flows from financing activities:
Proceeds from issuance of common stock	221	197
Dividends paid	(1,082)	(967)
Repurchase of common stock	-	(274)
Excess tax benefits from stock-based payments	-	113
Net increase in deposits	46,579	32,910
Net increase (decrease) in FHLB advances	18,000	(2,000)
Net increase in securities sold under agreements to repurchase	8	9
Proceeds from Federal Reserve TAF	20,000	-
Net increase in advance payments by borrowers for taxes and insurance	213	118
Net cash provided by financing activities	83,939	30,106
Net increase in cash and cash equivalents	7,961	268

Cash and cash equivalents at beginning of period	14,530	42,879
Cash and cash equivalents at end of period	$22,491	$43,147

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$13,193	$11,534
Federal income taxes	200	-

Supplemental schedule of noncash investing activities:
Change in unrealized loss on securities available-for-sale	(188)	(741)
Dividends declared	1,084	969
Cumulative adjustment to equity on adoption of SFAS No. 159	-	(3,389)
Loans transferred to other repossessed assets	154	-

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

1.	Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its subsidiary, Cascade Bank (the “Bank” or “Cascade”). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2007, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2007 Annual Report on Form 10-K.

2.	Commitments and Contingencies

In the normal course of business there are various commitments to fund loans to meet the financing needs of our customers. Management does not anticipate any material loss as a result of these commitments.

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

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Accordingly, we will apply SFAS No. 141(R) to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  SFAS No.160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No.160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.  We do not have a noncontrolling interest in one or more subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS No. 160 will have an impact on our financial statements.

4.           Stockholders’ Equity

a)	Earnings per Share

The following table presents the computation of basic and diluted net income per share for the periods indicated:

(Dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$2,614	$3,765

Denominator:
Denominator for basic net income per share - Weighted average shares	12,035,806	12,103,616

Effect of dilutive securities:
Stock options	170,568	284,629
Denominator for diluted net income per share-
Weighted average shares and assumed conversion of dilutive stock options	12,206,374	12,388,245

Basic net income per share	$0.22	$0.31
Diluted net income per share	$0.21	$0.30

For the quarters ended March 31, 2008 and 2007, there were anti-dilutive options to purchase shares of 241,266 and 105,866 respectively, excluded from the above calculation.

b)	Dividends

On March 26, 2008, the Corporation announced its twenty-third consecutive quarterly cash dividend payment. The dividend was $0.09 per share and was paid on April 23, 2008, to shareholders of record as of April 9, 2008.

c)	Stock-based Compensation

Compensation expense related to stock-based compensation was approximately $51,000 for the three months ended March 31, 2008, and $68,000 for the three months ended March 31, 2007.

Changes in total options outstanding for the three months ended March 31, 2008, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2007	595,567	$9.87	5.13	$2,580,240
Granted	96,382	12.63
Exercised	(12,890)	6.93
Forfeited/Canceled	(4,375)	15.12
Outstanding on March 31, 2008	674,684	$10.29	5.69	$2,006,654

Exercisable on March 31, 2008	426,158	$8.41	4.24	$1,943,375

The unrecognized share-based compensation cost on unvested options at March 31, 2008, was $371,547, which will be recognized over the estimated average life of the options of approximately five years.

Options are granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options are granted. The options granted have a term of 10 years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Key assumptions used in determining the fair value of options granted during the three months ended March 31, 2008, were as follows:

Expected price volatility	24%
Risk-free interest rate	2.46%
Dividend yield on underlying stock	2.90%
Weighted-average expected life in years	5.69

The total options authorized at March 31, 2008, were 1,180,244. Options granted in this period were 96,382 with a fair value of $2.61 per option. The total intrinsic value of options exercised during the three months ended March 31, 2008, was $87,291. The total intrinsic value of options exercised during the three months ended March 31, 2007, was $329,057.

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

5.	Non-Qualified Deferred Compensation Plan

The Company has adopted the Cascade Bank Non-Qualified Deferred Compensation Plan (the “Plan”) dated February 1, 2008.  The Plan is an unfunded, non-qualified deferred compensation plan designed to provide a select group of non-employee directors, management and highly compensated employees of Cascade Bank, and its affiliates, an opportunity to defer a portion of their salary and bonus. Cascade Bank may also, in its sole discretion, make contributions to accounts on behalf of any and all eligible persons. For the quarter ended March 31, 2008, only two eligible participants contributed $9,562 to the plan.

6.	Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Determination of fair market values:

Junior subordinated debentures payable are priced using discounted cash flows to the next available redemption date on the date of valuation based on recent issuances or quotations from brokers for comparable bank holding companies and are considered a Level 2 input method. Securities available-for-sale are priced using current market pricing provided through a third party investment services provider using identical or very similar securities and are considered a Level 2 input method.

Fair Value of Financial Assets and Liabilities
(Dollars in thousands) Liabilities	Fair Market Value at March 31, 2008 (Level 2)	Change in Fair Market Value for the Three Months ended March 31, 2008 (Level 2)
Junior subordinated debentures payable	$11,117	$305
Total adjustment gain to net income before provision for taxes		$305

The change in fair market value of the junior subordinated debentures payable is recorded as a component of non-operating income.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report, and the December 31, 2007 audited consolidated financial statements and accompanying notes included in our recent Annual Report on Form 10-K.

This section contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to: the impact of national and regional economic trends on small business loan demand in the Puget Sound area; loan delinquency rates; the Bank’s ability to continue to attract quality commercial business; interest rate movements; changes in the demographic make-up of the Bank’s market area; fluctuation in demand for the Bank’s products and services; the Corporation’s ability to attract and retain qualified people; the risks inherent in significant construction and commercial real estate lending; the ability to attract low-cost deposits and commercial loans; expectations for the net interest margin; maintaining asset quality; management’s ability to minimize interest rate exposure and the impact of interest rate movements; the health of the local real estate market; general economic conditions and ability of the Corporation and the Bank to successfully adjust to any changes in these conditions and other factors. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements. For a discussion of factors that could cause actual results to differ, and for certain mandated SEC Guide 3 information that has not materially changed since the audited statements, please see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, including but not limited to the “Risk Factors” section and Part II, Item 1A of this Form 10-Q.

Cascade Financial Corporation is a bank holding company incorporated in the state of Washington. The Corporation’s sole operating subsidiary is Cascade Bank; a Washington State chartered commercial bank. The Corporation and the Bank are headquartered in Everett, Washington. The Bank offers loan, deposit, and other financial services through its twenty-one branches located in Snohomish, King and Skagit Counties (Washington).

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:
	At or for the three months ended March 31,
	2008	2007
Return on average assets	0.71%	1.13%
Return on average stockholders’ equity	8.42	13.31
Average stockholders’ equity to average assets	8.48	8.49
Other expenses to average assets	1.88	1.90
Efficiency ratio	53.64	51.91
Average interest-bearing assets to average interest-bearing liabilities	111.75	111.96

CHANGES IN FINANCIAL CONDITION

Total assets increased 6.0% or $85.5 million to $1.50 billion at March 31, 2008, compared to $1.42 billion at December 31, 2007. Net loans, e.g. net of deferred loan fees and the allowance for loan losses, increased 4.0% or $44.0 million to $1.14 billion at March 31, 2008, from $1.09 billion at December 31, 2007.

Total investment securities increased $32.0 million to $264.0 million at March 31, 2008, compared to $232.0 million at December 31, 2007. The investment portfolio is concentrated in securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the three months ended March 31, 2008, were rated AAA or AA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE securities in the portfolio as of March 31, 2008, were also rated AAA.

(Dollars in thousands)	MARCH 31, 2008
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$31,771	$152	$5	$(156)	$(296)	$31,476
Agency notes	66,152	418	-	-	-	66,570
Corporate/other	20,667	15	-	(1,219)	-	19,463
Total	$118,590	$585	$5	$(1,375)	$(296)	$117,509

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$22,071	$226	$-	$(62)	$(85)	$22,150
Agency notes	111,728	427	-	(358)	-	111,797
Corporate/other	775	-	-	-	-	775
Total	$134,574	$653	$-	$(420)	$(85)	$134,722

(Dollars in thousands)	DECEMBER 31, 2007
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$26,286	$2	$5	$(71)	$(795)	$25,427
Agency notes	57,366	67	-	-	-	57,433
Total	$83,652	$69	$5	$(71)	$(795)	$82,860

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$22,556	$28	$-	$-	$(643)	$21,941
Agency notes	113,907	67	-	(246)	(149)	113,579
Corporate/other	775	-	-	-	-	775
Total	$137,238	$95	$-	$(246)	$(792)	$136,295

As of March 31, 2008, we held seven securities in our available-for-sale portfolio and two in our held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses on these securities have decreased significantly since December 31, 2007, and are not related to credit deterioration. We have the ability to hold the investments for a period of time management believes to be sufficient for a market price recovery. We hold no securities that are backed by sub-prime loans. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

At March 31, 2008, the Bank held FHLB stock of $11.9 million. On February 4, 2008, the FHLB declared a $0.25 per share cash dividend payable on February 25, 2008. The dividend payment was $29,801.

Loan Portfolio

Virtually all of the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area for a wide array of purposes. Included in the business loan total are loans secured by real estate, the majority of which the borrower is the primary tenant of the property. Real estate construction loans are extended to builders and developers of residential and commercial real estate. The majority of these projects focus on entry-level homes and/or first trade-up homes. Commercial real estate loans fund small, non-owner occupied buildings.

Retail loans consist of residential, home equity and consumer loans. Residential loans, held in the Bank’s portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells most of those loans into the secondary market on a best efforts, servicing released basis. Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential, e.g. automobiles, credit cards or boats.

Net loans increased by $44.0 million to $1.14 billion as of March 31, 2008, compared to $1.09 billion at December 31, 2007. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, e.g. business, real estate construction, and commercial real estate loans, grew $25.5 million to $996.2 million as of March 31, 2008, compared to $970.7 million as of December 31, 2007.

Retail loans increased $3.8 million to $130.0 million as consumer loans increased $454,000 to $28.1 million and residential loans increased by $3.4 million to $101.8 million. Multifamily loans increased $15.6 million to $27.0 million.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands)
Types of Loans	March 31, 2008	% of Portfolio	December 31, 2007	% of Portfolio
Business	$469,940	40.7%	$468,453	42.3%
Real estate construction(1)	411,189	35.7	381,810	34.4
Commercial real estate	115,087	10.0	120,421	10.9
Retail(2)	129,910	11.3	126,072	11.4
Multifamily real estate	26,964	2.3	11,397	1.0
Total loans	$1,153,090	100.0%	$1,108,153	100.0%
Deferred loan fees	(3,722)		(3,724)
Allowance for loan losses	(12,544)		(11,653)
Loans, net	$1,136,824		$1,092,776

(1)	Real estate construction loans are net of loans in process.
(2)	Loans held-for-sale are included in retail loans, and at less than 1% of total loans, are not considered material.

Deposits, Other Borrowings, and Stockholders’ Equity

Checking account deposits increased as the Bank continued to focus its branch and sales activities on deposit generation in general and checking/transaction accounts in particular. In May 2005, the Bank launched its High Performance Checking (HPC) program to accelerate deposit growth. As of March 31, 2008, HPC accounts held $67.0 million of checking deposits. In January 2007, the Bank launched its Business High Performance Checking (BHPC) program in an effort to continue to improve our funding mix. As of March 31, 2008, BHPC accounts held $20.3 million of checking deposits. Total deposits increased by $46.5 million from $905.0 million at December 31, 2007, to $951.5 million at March 31, 2008. The majority of the increase occurred in savings and money market accounts (MMDA), as the Bank received deposits via several accounts from other financial services providers including securities brokers and other banks.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	March 31,	% of	December 31,	% of
	2008	Deposits	2007	Deposits
Checking accounts	$149,074	15.7%	$138,190	15.3%
Savings & MMDA	358,646	37.7	327,264	36.2
CDs	443,755	46.6	439,442	48.5
	$951,475	100.0%	$904,896	100.0%

FHLB advances increased by $18.0 million from $231.0 million at December 31, 2007, to $249.0 million at March 31, 2008. Securities sold under agreements to repurchase remained unchanged at $120.6 million at December 31, 2007, and at March 31, 2008. Other borrowings increased from $0 at December 31, 2007 to $20 million for the three months ended March 31, 2008. The other borrowing is a short-term advance from the Federal Reserve Bank.  The Bank uses structured advances and repurchase agreements to obtain lower rates.

Total stockholders’ equity increased $1.6 million from $122.1 million at December 31, 2007, to $123.7 million at March 31, 2008. The increase to equity was primarily due to the retention of net income above the cash dividend paid to shareholders. The Corporation’s twenty-third consecutive cash dividend, which was declared March 26, 2008, reduced total stockholders’ equity by $1.1 million. During the three months ended March 31, 2008, no stock was repurchased under the Board approved stock repurchase plan. Accumulated other comprehensive loss increased by $188,000 due to an increase in the fair value loss on available-for-sale securities.

Asset Quality

Non-performing assets (non-performing loans, real estate owned and other repossessed property) totaled $17.4 million and $1.5 million at March 31, 2008, and December 31, 2007, respectively. Non-performing loans, which are those on non-accrual, those that are ninety days past due, and those that management otherwise has serious reservations about their collectibility, increased to $17.3 million at March 31, 2008, compared to $1.5 million at December 31, 2007. Of the $17.3 million, $16.9 million were real estate construction loans, including $11.6 million in one lending relationship for land, acquisition and development, and $5.3 million in another lending relationship for residential construction. The other non-performing loans were business and construction loans of $293,000 and $112,000 in retail (consumer) loans. There was $154,000 in other repossessed assets as of March 31, 2008, and $0 at December 31, 2007. There was no real estate owned (REO) at March 31, 2008 or at December 31, 2007.

At March 31, 2008, the Bank’s allowance for loan losses was $12.5 million compared to $11.7 million at December 31, 2007. Additionally, at March 31, 2008, $135,000 was recorded in a general valuation allowance allocated to off-balances sheet commitments, e.g. letters of credit and construction loans in process. This account was recorded as an “other liability” on the Corporation’s balance sheet. During the quarter this account was reduced by $7,000 to $135,000 compared to $142,000 at December 31, 2007. Total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was 1.10% of total loans outstanding at March 31, 2008, compared to 1.06% at December 31, 2007. Due to the addition of $15.9 million of loans in the quarter, total allowance for loan losses was 73% of non-performing loans at March 31, 2008, compared to 774% at December 31, 2007.

The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analysis of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of historical loss experience and management’s projection of trends affecting credit quality. The increase in the dollar amount of the allowance and the percentage of the allowance is primarily attributable to an increase in non-performing loans and a general slowdown in the housing market. Growth in loans outstanding, specifically in business and construction loans, also contributed to the increase in the allowance. Management believes that the allowance for loan losses is adequate to provide for losses that may be incurred on non-performing loans.

During the quarter ended March 31, 2008, loan charge-offs equaled $1.53 million while recoveries were $24,000 resulting in net charge-offs of $1.50 million or 13 basis points of total loans. Of the loans charged-off, $1.0 million was on a line of credit and $450,000 against a real estate construction loan.

The following table provides summary information concerning asset quality as of and for the quarters ended March 31, 2008, and December 31, 2007, respectively:

	March 31, 2008	December 31, 2007
Non-performing loans to total assets	1.15%	0.11%
Non-performing loans to total loans outstanding	1.50	0.14
Non-performing assets to total assets	1.16	0.11
Total allowance for loan losses to non-performing loans(1)	73	774
Total allowance for loan losses to total loans(1)	1.10	1.06
Net charge-offs to total loans	0.13	0.01

(1) Total allowance for loan losses includes off-balance sheet loan commitments of $135,000 at March 31, 2008, and $142,000 at December 31, 2007.

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rate by category or average earning asset or interest-bearing liability.
	FOR THE QUARTER ENDED MARCH 31,
	2008			2007
(Dollars in thousands)	AVERAGE BALANCE	INTEREST AND DIVIDEND	YIELD/ COST	AVERAGE BALANCE	INTEREST AND DIVIDEND	YIELD/ COST
ASSETS
Interest-earning assets (1)
Residential loans	$98,991	$1,495	6.04%	$97,180	$1,446	5.95%
Multifamily loans	17,415	304	7.00	32,868	582	7.18
Commercial real estate loans	117,292	1,959	6.70	119,519	2,075	7.04
Construction loans	398,696	6,640	6.68	306,561	6,966	9.21
Consumer loans	27,915	482	6.93	27,511	531	7.83
Business banking loans	469,703	8,428	7.20	443,488	8,109	7.42
Total loans	1,130,012	19,308	6.85	1,027,127	19,709	7.78
Securities available-for-sale	112,961	1,557	5.53	89,782	1,019	4.60
Securities held-to-maturity	145,999	2,084	5.72	80,679	963	4.84
Securities held-for-trading	-	-	-	67,300	753	4.54
Daily interest-earning deposits	8,208	65	3.20	14,701	187	5.15
Total securities and interest-earning deposits	267,168	3,706	5.56	252,462	2,922	4.69
Total interest-earning assets	1,397,180	23,014	6.62	1,279,589	22,631	7.17
Noninterest-earning assets
Office properties and equipment, net	14,726			12,895
Real estate, net	-			-
Other noninterest-earning assets	60,181			59,422
Total assets	1,472,087			1,351,906

LIABILITIES AND EQUITY
Interest-bearing liabilities
Savings accounts	$11,153	$14	0.50%	$14,429	$18	0.50%
Checking accounts	53,266	192	1.45	47,862	173	1.47
Money market accounts	334,035	2,780	3.34	261,553	2,774	4.30
Certificates of deposit	442,590	4,981	4.51	447,890	5,443	4.93
Total interest-bearing deposits	841,044	7,966	3.80%	771,731	8,408	4.42
Other interest-bearing liabilities
FHLB advances	257,467	2,740	4.27	249,503	2,961	4.81
Securities sold under agreements to repurchase	120,632	1,265	4.22	95,775	455	1.93
Junior subordinated debentures payable	26,854	530	7.94	27,495	530	7.82
Other borrowings	4,280	38	3.57	-	-	-
Total interest-bearing liabilities	1,250,277	12,539	4.03	1,144,504	12,354	4.38
Other liabilities	97,040			92,674
Total liabilities	1,347,317			1,237,178
Stockholders’ equity	124,771			114,728
Total liabilities and stockholders’ equity	1,472,088			1,351,906

Net interest income (2)		$10,475			$10,277
Interest rate spread (3)			2.59			2.79
Net interest margin (4)		3.02			3.26
Average interest-earning assets to average interest-bearing liabilities	111.75%			111.96%

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

(Dollars in thousands)	Quarter Ended March 31,2008 Compared to Quarter Ended March 31, 2007 Increase (Decrease) Due to
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$22	$27	$-	$49
Multifamily loans	(14)	(277)	13	(278)
Commercial real estate	(102)	(39)	25	(116)
Construction loans	(1,943)	2,122	(505)	(326)
Consumer loans	(61)	8	4	(49)
Business banking loans	(242)	486	75	319
Total loans	(2,340)	2,327	(388)	(401)
Securities held-for-trading	-	(764)	11	(753)
Securities available-for-sale	207	267	64	538
Securities held-to-maturity	178	791	152	1,121
Daily interest-earning deposits	(72)	(83)	33	(122)
Total net change in income on interest-earning assets	$(2,027)	$2,538	$(128)	$383

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$-	$(4)	$-	$(4)
Checking accounts	(3)	20	2	19
Money market accounts	(630)	779	(144)	5
Certificates of Deposit	(464)	(65)	67	(462)
FHLB advances	(332)	103	8	(221)
Securities sold under agreements to repurchase	545	120	145	810
Junior subordinated debentures payable	7	(12)	5	-
Other borrowings	-	38	-	38
Total net change in expenses on interest-bearing liabilities	$(877)	$979	$83	$185
Net increase in net interest income				$198

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2008 and 2007

General

Net income decreased 30.6% to $2.6 million for the three months ended March 31, 2008, compared to $3.8 million during the comparable period in 2007. A $2.4 million loan loss provision accounted for the difference in earnings. The Bank reversed approximately $700,000 in interest on loans placed on non-accrual status during the quarter but this amount was partially offset by a $403,000 increase in other income. Net income per diluted share was $0.21 for the quarter ended March 31, 2008, and $0.30 per share for the quarter ended March 31,

2007, a decrease of 30.0%. Net interest income before provision for loan losses increased $198,000 to $10.5 million for the quarter ended March 31, 2008. Total other income increased by $403,000 to $2.5 million for the quarter ended March 31, 2008. Total other expenses increased $512,000 to $6.9 million for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007.

Net Interest Income

Net interest income, before provision for loan losses, increased 1.9% or $198,000 to $10.5 million for the three months ended March 31, 2008, compared to $10.3 million for the three months ended March 31, 2007. Average interest-earning assets increased $117.6 million or 9.2% to $1.4 billion for the three months ended March 31, 2008, compared to the same period in 2007. Average total loans increased $102.9 million to $1.1 billion and average investment securities increased $21.3 million to $239.0 million for the three months ended March 31, 2008, compared to the same quarter of the prior year.
	At or for the
	three months ended
	March 31,
(Dollars in millions)	2008	2007

Average interest-earning assets	$1,397	$1,280
Average interest-bearing liabilities	1,250	1,143
Yield on interest-earning assets	6.62%	7.17%
Cost of interest-bearing liabilities	4.03	4.38
Net interest spread	2.59	2.79
Net interest margin	3.02	3.26

The net interest margin decreased 24 basis points to 3.02% for the three months ended March 31, 2008, compared to the same quarter the prior year. The yield on interest-earning assets decreased 55 basis points to 6.62% for the three months ended March 31, 2008, compared to 7.17% for the three months ended March 31, 2007. Interest income, yield on interest-earning assets and net interest margin were impacted by the reversal of approximately $700,000 in interest income related to loans that were placed on non-accrual. This reversal was responsible for about 20 basis points of the overall margin compression. In addition, Fed rate cuts, totaling 300 basis points in the past year, reduced the yield on approximately $400.0 million of prime based loans. The cost of interest-bearing liabilities decreased 35 basis points to 4.03% for the three months ended March 31, 2008, compared to 4.38% for the same period in 2007, primarily due to decreased costs for deposits and FHLB advances.

Provision for Loan Losses

Cascade’s provision for loan losses was $2.4 million for the three months ended March 31, 2008 and $250,000 for the three months ended March 31, 2007. The increase in the provision was due to an increase in non-performing loans and a general slowdown in the real estate market. The provision for loan losses is based on the size, composition and growth of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience.

Other Income

Total other income increased $403,000 or 19.6% to $2.5 million for the three months ended March 31, 2008, as compared to $2.1 million for the three months ended March 31, 2007, including $464,000 in gain on sale of securities. For the three months ended March 31, 2008, checking service fees increased to $1.0 million compared to $874,000 for the same period in the prior year. Gain on sale of loans decreased $51,000 from $88,000 to $37,000 for the three months ended March 31, 2008, compared to the same quarter in the prior year. Other service fees decreased $23,000 to $231,000 for the quarter.

Other Expense

Total other expenses were $6.9 million for the three months ended March 31, 2008, compared to $6.4 million for the three months ended March 31, 2007.

Compensation and employee benefit expenses increased $268,000 to $3.6 million during the three months ended March 31, 2008, compared to the same quarter last year. The increased compensation and personnel expense was primarily due to increased staffing levels from the opening of our Shoreline branch and our Burlington loan production office. The remaining other expense categories (occupancy, marketing and other) totaled $3.3 million for the three months ended March 31, 2008, and $3.1 million for the three months ended March 31, 2007. In addition, Washington State Business and Occupational tax was up $35,000 for the quarter.

The provision for federal income taxes decreased $900,000 to $990,000, a decrease of 48%.  The decrease in net income before income taxes accounted for approximately $700,000 of this difference.  The tax rate for the first quarter of 2008 is 27% compared to a tax rate of 33% the prior year. The difference in the tax rates were due to tax credits generated by CRA investments in low-income housing, a 70% income exclusion on FNMA and FHLMC investments and an increase in tax exempt BOLI income.

Segment Results

The Corporation and the Bank are managed by a legal entity and not by lines of business. The Bank’s operations include commercial banking services, such as lending activities, business services, deposit products and other services. The performance of the Bank as a whole is reviewed by the Board of Directors and Management Committee.

The Management Committee, which is the senior decision making group of the Bank, is comprised of seven members including the President/CEO. Segment information is not necessary to be presented in the notes to the consolidated financial statements because operating decisions are made based on the performance of the Corporation as a whole.

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of FHLB advances. In terms of commitments, as of March 31, 2008, Cascade had $149.0 million of construction loans in process, $92.1 million in unused business lines of credit and future business commitments, $41.6 million in unused consumer lines of credit including credit cards, and $24.9 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 68% of commitments at any point in time. Historically, the Bank’s business customers use approximately 53% of their credit lines at any given time. About 41.7% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2008, contributed $3.7 million to liquidity compared to $4.7 million for the three months ended March 31, 2007.

Funding needs are met through existing liquidity balances, deposit growth, FHLB advances and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $9.3 million as of March 31, 2008, and $22.5 million at March 31, 2007.

Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $525.6 million at current asset levels. At March 31, 2008, the Bank had $249.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $276.6 million subject to the ability to pledge eligible collateral. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a flexible source of funding. At March 31, 2008, the Bank had $120.6 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or in the repurchase market were $11.0 million at the end of the quarter and as of December 31, 2007. Commercial real estate loans totaling $271.8 million and home equity and second lien residential loans totaling $32.9 million are being used as a source of collateral at the FHLB. The Bank also has a total of $35.0 million in Fed funds lines with three correspondent banks.  Cascade did not draw on these lines during the quarter. The Bank also has a $58.2 million line of credit at the Federal Reserve Bank of San Francisco and did borrow overnight during the quarter. As of March 31, 2008, there was an outstanding balance of $20.0 million in short-term borrowings with the Federal Reserve under the Term Auction Facility (TAF) program.

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

On March 30, 2006, Cascade Capital Trust III issued $10 million in par value junior subordinated debentures payable (Trust Preferred Securities). These securities have a fixed rate of 6.65% for the first 5 years and then float at 3-month LIBOR plus 1.40% for the remaining 25 years. Cascade Capital Trust III is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Cascade Financial Corporation. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by the Corporation.

On December 15, 2004, Cascade Capital Trust II issued $5 million in par value junior subordinated debentures payable. These securities have a fixed rate of 5.82% for the first 5 years and then float at 3-month LIBOR plus 1.90% for the remaining 25 years. The structure of Cascade Capital Trust II is identical to Cascade Capital Trust III.

On March 1, 2000, Cascade Capital Trust I issued $10 million par value junior subordinated debentures payable. These securities have a fixed rate of 11% and mature on March 1, 2030, but are callable at a premium beginning March 1, 2010 and semi-annually thereafter. The structure of Cascade Capital Trust I is identical to Cascade Capital Trust III. In keeping with the adoption of FIN 46R, the Corporation’s balance sheet has replaced the title of “trust preferred securities” with “junior subordinated debentures payable,” although there have been no changes in terms of the underlying obligations. The Trust has been deconsolidated upon adoption of FIN 46R at December 31, 2003, and did not have a significant impact on the Corporation’s financial condition or results of operations.

Capital Requirements

Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold adjusted capital levels equal to 4% of its assets and 8% of its risk-weighted assets. As of March 31, 2008, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.5 billion and $1.3 billion respectively. The related excess capital amounts as of March 31, 2008, are presented in the following table:

(Dollars in thousands)	Adequately Capitalized		Well Capitalized
Core capital	Amount	Percentage	Amount	Percentage
Cascade’s Tier 1 (Core) capital	$123,248	8.53%	$123,248	8.53%
Minimum requirement	58,218	4.00	86,727	6.00
Excess	$65,030	4.53%	$36,521	2.53%

Risk-based capital	Amount	Percentage	Amount	Percentage
Cascade’s Risk-based capital	$135,927	10.45%	$135,927	10.45%
Minimum requirement(1)	104,041	8.00	130,051	10.00
Excess	$31,886	2.45%	$5,876	0.45%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of March 31, 2008, which requires a core capital to assets ratio of at least 6% and a risk-based capital to assets ratio of at least 10%.

The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of March 31, 2008, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 8.59% and a risk-based ratio of 10.52%.

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

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of March 31, 2008, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of March 31, 2008, the Bank’s fair value of equity increases 9.3% in the up 200 basis point scenario and decreases 24.9% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 11.1% in the up 200 basis point scenario and 11.0% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income increases 1.6 % in the up 200 basis point scenario and decreases 9.4% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all 15 and 30 year fixed rate residential loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at March 31, 2008.

Type	Percentage of Portfolio
Variable	38%
Adjustable	36%
Fixed	26%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB advances. As of March 31, 2008, the entire portfolio of $249.0 million in long-term advances had original maturities greater than one year. This portfolio consists entirely of advances with put provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing under certain rate conditions and on specific dates.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of March 31, 2008. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended March 31, 2008, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II –– OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. - Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2007 PLAN
				Total Number of Shares Purchased	Maximum Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased	Paid per Share	Announced Plan	Under the Plan (1)
January 1, 2008	January 31, 2008	-	$-	-	322,707
February 1, 2008	February 29, 2008	-	-	-	322,707
March 1, 2008	March 31, 2008	-	-	-	322,707
Total		-	$-	-	322,707

During the period presented there were no shares purchased.

1) In May 2007, the Corporation announced a new stock repurchase plan to purchase up to 375,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2008.

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

On January 16, 2008, the Corporation filed a Form 8-K announcing the adoption of the Bank’s Non-Qualified Deferred Compensation Plan dated February 1, 2008, under Items 1.01 and 1.02 of Form 8-K.

On January 22, 2008, the Corporation filed a Form 8-K reporting an attached press release announcing earning information for the quarter and year ended December 31, 2007, under Items 2.02 and 9.01 of Form 8-K.

On April 3, 2008, the Corporation filed a Form 8-K reporting an attached press release announcing it expects to record a larger than normal provision for loan losses in the first quarter of 2008, under Items 2.02 and 9.01 of Form 8-K.

On April 22, 2008, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the quarter ended March 31, 2008, under Items 2.02 and 9.01 of Form 8-K.

On April 23, 2009, the Corporation filed a form 8-K/A amending its Form 8-K filed on April 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

May 8, 2008	/s/ Lars H. Johnson
By: Lars H. Johnson, Executive Vice President (Chief Financial Officer)