Form 10-Q
period 2008-06-30
CASCADE FINANCIAL CORP
filed 2008-08-07
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2008
Common Stock ($.01 par value)	12,047,927

CASCADE FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I –– FINANCIAL INFORMATION

Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands except share and per share amounts)	June 30,	December 31,
	2008	2007
ASSETS
Cash on hand and in banks	$13,921	$12,911
Interest-earning deposits in other institutions	1,850	1,619
Securities available-for-sale, fair value	123,630	82,860
Federal Home Loan Bank (FHLB) Stock	11,920	11,920
Securities held-to-maturity, amortized cost	137,065	137,238
Loans, net	1,178,093	1,092,776
Goodwill	24,585	24,585
Core deposit intangible, net	564	634
Premises and equipment, net	15,778	14,160
Cash surrender value of bank-owned life insurance (BOLI)	23,133	22,658
Deferred tax asset	2,585	1,574
Accrued interest receivable and other assets	14,496	14,653
TOTAL ASSETS	$1,547,620	$1,417,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$990,561	$904,896
FHLB advances	250,000	231,000
Securities sold under agreements to repurchase	120,641	120,625
Federal Reserve Term Auction Facility (TAF)	25,000	-
Junior subordinated debentures payable	15,465	15,465
Junior subordinated debentures payable, at fair value	10,924	11,422
Advance payments by borrowers for taxes and insurance	401	502
Dividends payable	-	1,082
Accrued interest payable, expenses and other liabilities	8,980	10,500
TOTAL LIABILITIES	1,421,972	1,295,492

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 12,047,927 shares at June 30, 2008,
and 12,023,685 shares at December 31, 2007	120	120
Additional paid-in capital	40,549	40,322
Retained earnings, substantially restricted	87,456	82,169
Accumulated other comprehensive (loss), net of tax	(2,477)	(515)
TOTAL STOCKHOLDERS’ EQUITY	125,648	122,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,547,620	$1,417,588

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (unaudited)

(Dollars in thousands except	Three months ended		Six months ended
share and per share amounts)	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans	$19,038	$20,403	$38,346	$40,110
Securities held-for-trading	-	616	-	1,369
Securities available-for-sale	1,680	980	3,206	1,988
FHLB dividends	42	18	72	30
Securities held-to-maturity	1,991	1,054	4,075	2,017
Interest-earning deposits	42	718	108	906
Total interest income	22,793	23,789	45,807	46,420
Interest expense:
Deposits	6,591	9,165	14,557	17,573
FHLB advances and other borrowings	4,227	3,103	8,270	6,519
Junior subordinated debentures	530	530	1,060	1,060
Total interest expense	11,348	12,798	23,887	25,152
Net interest income	11,445	10,991	21,920	21,268
Provision for loan losses	1,200	250	3,590	500
Net interest income after provision for loan losses	10,245	10,741	18,330	20,768
Other income:
Checking fees	1,277	960	2,312	1,834
Service fees	313	275	545	529
BOLI	259	200	519	395
Net gain (loss) on sales/calls of securities	19	(459)	483	(459)
Gain on sale of loans	45	33	83	121
Net gain on fair value of financial instruments	193	138	498	653
Net gain on FHLB advances	-	569	-	569
Other	111	118	231	243
Total other income	2,217	1,834	4,671	3,885
Other expenses:
Compensation and employee benefits	3,609	3,441	7,250	6,814
Occupancy	988	845	1,940	1,699
Marketing	325	251	562	593
Other	2,329	2,011	4,434	3,865
Total other expenses	7,251	6,548	14,186	12,971
Income before provision for federal income taxes	5,211	6,027	8,815	11,682
Provision for federal income taxes	1,577	2,044	2,567	3,934
Net income	$3,634	$3,983	$6,248	$7,748

Net income per common share, basic	$0.30	$0.33	$0.52	$0.64
Weighted average number of shares outstanding, basic	12,047,927	12,055,278	12,041,001	12,075,413
Net income per share, diluted	$0.30	$0.32	$0.51	$0.63
Weighted average number of shares outstanding, diluted	12,162,848	12,305,667	12,185,563	12,342,216
Dividends declared per share	$0.000	$0.080	$0.090	$0.160

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Six months Ended
(Dollars in thousands)	June 30,		June 30,
	2008	2007	2008	2007
Net Income	$3,634	$3,983	$6,248	$7,748
Increase in unrealized (loss) gain on securities
available-for-sale, net of tax (benefit) expense
of $(960) and $(280) for the three months
ended June 30, 2008, and 2007, respectively,
and $(1,186) and $596 for the six months
June 30, 2008, and 2007, respectively.	(1,782)	(519)	(2,203)	1,108
Reclassification adjustment for loss on securities
included in net income, net of tax benefit of
$4 and $8 for the three months ended June 30,
2008, and 2007, respectively, and $130 and $8
for the six months ended June 30, 2008, and
2007, respectively.	8	15	241	15

Comprehensive Income	$1,860	$3,479	$4,286	$8,871

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$6,248	$7,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,020	894
Provision for losses on loans	3,590	500
Increase in cash surrender value of bank-owned life insurance	(475)	(335)
Amortization of retained servicing rights	21	23
Amortization of core deposit intangible	70	70
Deferred federal income taxes	(385)	(1,492)
Deferred loan fees, net of amortization	(252)	152
Gain on sale of loans	(37)	-
Stock-based compensation	99	118
Excess tax benefit from stock-based payments	(30)	(144)
Net change in fair value of financial instruments	(498)	(741)
Net gain on sales/calls of securities available-for-sale	(371)	-
Net gain on calls of securities held-to-maturity	(112)	-
Net increase (decrease) in accrued interest receivable and other assets	378	(1,290)
Net (decrease) increase in accrued interest payable, expenses and other liabilities	(1,490)	1,202
Net cash provided by operating activities	7,776	6,705

Cash flows from investing activities:
Loans originated, net of principal repayments	(83,188)	(7,167)
Net purchases of securities held-for-trading	-	70,223
Net sales of securities-held-for-trading	-	(46,319)
Net purchases of securities available-for-sale	(123,896)	(7,500)
Proceeds from sales/calls of securities available-for-sale	78,851	6,403
Principal repayments on securities available-for-sale	1,627	2,512
Net purchases of securities held-to-maturity	(77,766)	(5,000)
Proceeds from calls of securities held-to-maturity	77,050	-
Principal repayments on securities held-to-maturity	1,001	1,613
Purchases of premises and equipment	(2,636)	(2,807)
Net decrease in loan participations sold	(5,458)	(2,641)
Investment in Community Reinvestment Act (CRA) – low income housing	215	-
Net cash (used in) provided by investing activities	(134,200)	9,317

Subtotal, carried forward	$(126,424)	$16,022

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2008	2007

Subtotal, brought forward	$(126,424)	$16,022

Cash flows from financing activities:
Proceeds from issuance of common stock	221	0
Dividends paid	(2,166)	(1,936)
Repurchase of common stock	-	(2,327)
Excess tax benefits from stock-based payments	30	144
Net increase in deposits	85,665	42,147
Net increase (decrease) in FHLB advances	19,000	(46,000)
Net increase in securities sold under agreements to repurchase	16	18
Proceeds from Federal Reserve TAF	25,000	-
Net decrease in advance payments by borrowers for taxes and insurance	(101)	(202)
Net cash provided by (used in) financing activities	127,665	(7,786)
Net increase in cash and cash equivalents	1,241	8,236

Cash and cash equivalents at beginning of period	14,530	42,879
Cash and cash equivalents at end of period	$15,771	$51,115

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$28,564	$25,347
Federal income taxes	2,800	3,950

Supplemental schedule of noncash investing activities:
Change in unrealized loss on securities available-for-sale	(1,962)	381
Net change in real estate owned, investment property and other repossessed assets	(25)	-
Retirement of common stock in retained earnings	-	95
Dividends declared	1,084	1,930
Cumulative adjustment of equity on adoption of SFAS No. 159	-	(3,389)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

1.	Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its subsidiary, Cascade Bank (the “Bank” or “Cascade”). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.  We do not have a noncontrolling interest in one or more subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS No. 160 will have an impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to mention how and why an entity uses derivative instruments, as well as how derivative instruments and related hedged items are accounted for. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, and is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS 60 (“SFAS 163”). SFAS 163 clarifies SFAS 60, Accounting and Reporting by Insurance Enterprises, by requiring expanded disclosures about financial guarantee insurance contracts. Additionally, it requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. SFAS 163 is not expected to have a material impact on our consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective on fiscal years beginning after December 15, 2008 for the Company, to be applied retrospectively.  We are currently evaluating the impact of the adoption of FSP EITF 03-6-1.

4.           Stockholders’ Equity

a)	Earnings per Share

The following table presents the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands,	June 30,		June 30,
except share and per share amounts)	2008	2007	2008	2007

Numerator:
Net income	$3,634	$3,983	$6,248	$7,748

Denominator:
Denominator for basic net income per share-
Weighted average shares	12,047,927	12,055,278	12,041,001	12,075,413
Effect of dilutive securities:
Stock options	114,921	250,389	144,562	266,803
Denominator for diluted net income per share-
Weighted average shares and assumed
conversion of dilutive stock options	12,162,848	12,305,667	12,185,563	12,342,216

Basic net income per share	$0.30	$0.33	$0.52	$0.64
Diluted net income per share	$0.30	$0.32	$0.51	$0.63

For the quarters ended June 30, 2008, and 2007, there were anti-dilutive options to purchase shares of 420,709 and 173,465 respectively, excluded from the above calculation. For the six month periods ended June 30, 2008, and 2007, there were anti-dilutive options to purchase shares of 290,271 and 105,669 respectively, excluded from the above calculation.

b)	Dividends

On July 1, 2008, the Corporation announced its twenty-fourth consecutive quarterly cash dividend payment. The dividend was $0.09 per share and was paid on July 28, 2008, to shareholders of record as of July 14, 2008.

c)	Stock-based Compensation

Compensation expense related to stock-based compensation was $99,000 for the six months ended June 30, 2008, and $118,000 for the six months ended June 30, 2007.

Changes in total options outstanding for the six months ended June 30, 2008, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2007	595,567	$9.87	5.13	$2,580,240
Granted	96,382	12.63
Exercised	(12,890)	6.93
Forfeited/Canceled	(4,375)	15.12
Outstanding on March 31, 2008	674,684	$10.29	5.69	$2,006,654
Granted	1,000	10.90
Exercised	-
Forfeited/Canceled	-
Outstanding on June 30, 2008	675,684	$10.29	5.45	$370,714

Exercisable on June 30, 2008	426,571	$8.41	3.99	$370,714

The unrecognized share-based compensation cost on unvested options at June 30, 2008, was $324,768, which will be recognized over the estimated average life of the options of approximately five years.

Options are granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options are granted. The options granted have a term of 10 years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Key assumptions used in determining the fair value of options granted during the six months ended June 30, 2008, were as follows:

Expected price volatility	24.00%
Risk-free interest rate	3.34%
Dividend yield on underlying stock	2.90%
Weighted-average expected life in years	5.45

The total options authorized at June 30, 2008, were 1,180,244. Options granted in this period were 1,000 with a fair value of $2.24 per option. The total intrinsic value of options exercised during the six months ended June 30, 2008, was $87,291. The total intrinsic value of options exercised during the six months ended June 30, 2007, was $689,986.

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

The Company has adopted the Cascade Bank Non-Qualified Deferred Compensation Plan (the “Plan”) dated February 1, 2008.  The Plan is an unfunded, non-qualified deferred compensation plan designed to provide a select group of non-employee directors, management and highly compensated employees of Cascade Bank, and its affiliates, an opportunity to defer a portion of their salary and bonus. Cascade Bank may also, in its sole discretion, make contributions to accounts on behalf of any and all eligible persons. For the quarter ended June 30, 2008, three eligible participants contributed $12,000 to the plan.

6.	Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 -	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 -	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 -	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Determination of fair market values:

Junior subordinated debentures payable are priced using discounted cash flows to the next available redemption date on the date of valuation based on recent issuances or quotations from brokers for comparable bank holding companies and are considered a Level 2 input method.

Impaired Loans, from time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.

The following table presents the balances of liabilities measured at fair value on a recurring basis at June 30, 2008, and the total gains from these fair value adjustments for the six months ended June 30, 2008.
(Dollars in thousands)	Fair Value at June 30, 2008				Six Months Ended June 30, 2008
Description	Level 1	Level 2	Level 3	Total	Total Gains
Junior subordinated debentures payable	$-	$10,924	$-	$10,924	$498
Total	$-	$10,924	$-	$10,924	$498

The change in fair market value of the junior subordinated debentures payable is recorded as a component of non-operating income.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at June 30, 2008, and the total losses resulting from these fair value adjustments for the six months ended June 30, 2008.
(Dollars in thousands)	Fair Value at June 30, 2008				Six Months Ended June 30, 2008
Description	Level 1	Level 2	Level 3	Total	Total Losses
Impaired loans	$-	$-	$8,007	$8,007	$616
Total	$-	$-	$8,007	$8,007	$616

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

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2008	2007	2008	2007
Return on average assets	0.96%	1.15%	0.84%	1.14%
Return on average stockholders’ equity	11.57	13.76	10.01	13.54
Average stockholders’ equity to average assets	8.27	8.39	8.37	8.44
Other expenses to average assets	1.90	1.89	1.89	1.90
Efficiency ratio	53.07	51.06	53.35	51.57
Average interest-bearing assets to average interest-bearing liabilities	111.60	111.76	111.67	111.86

CHANGES IN FINANCIAL CONDITION

Total assets increased 9.2% or $130.0 million to $1.55 billion at June 30, 2008, compared to $1.42 billion at December 31, 2007. Net loans, e.g. net of deferred loan fees and the allowance for loan losses, increased 7.8% or $85.3 million to $1.18 billion at June 30, 2008, from $1.09 billion at December 31, 2007.

Total investment securities increased $40.6 million to $272.6 million at June 30, 2008, compared to $232.0 million at December 31, 2007. The investment portfolio is concentrated in securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the six months ended June 30, 2008, were rated AAA or AA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE debt securities in the portfolio as of June 30, 2008, were also rated AAA.

(Dollars in thousands)	JUNE 30, 2008
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$35,628	$-	$-	$(353)	$(533)	$34,742
GSE notes	71,155	57	-	(561)	-	70,651
Corporate/other	20,657	-	-	(2,420)	-	18,237
Total	$127,440	$57	$-	$(3,334)	$(533)	$123,630

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$21,563	$9	$-	$(586)	$(204)	$20,782
GSE notes	114,727	3	-	(2,857)	-	111,873
Corporate/other	775	-	-	-	-	775
Total	$137,065	$12	$-	$(3,443)	$(204)	$133,430

(Dollars in thousands)	DECEMBER 31, 2007
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$26,286	$2	$5	$(71)	$(795)	$25,427
GSE notes	57,366	67	-	-	-	57,433
Total	$83,652	$69	$5	$(71)	$(795)	$82,860

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$22,556	$28	$-	$-	$(643)	$21,941
GSE notes	113,907	67	-	(246)	(149)	113,579
Corporate/other	775	-	-	-	-	775
Total	$137,238	$95	$-	$(246)	$(792)	$136,295

As of June 30, 2008, we held seven securities in our available-for-sale portfolio and two in our held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses on these securities have increased since December 31, 2007. The majority of the fair value loss of the available-for-sale portfolio can be attributed to $18.5 million (book value) of GSE preferred securities. The balance can be assigned to an increase in rates and a widening of credit spreads. All the fair market loss in the held-to-maturity portfolio can be ascribed to rates increasing and spreads widening. We have the ability to hold the investments for a period of time management believes to be sufficient for a market price recovery. We hold no securities that are backed by sub-prime loans. We do not consider any portion of our investments to be other-than-temporarily impaired.

At June 30, 2008, the Bank held FHLB stock of $11.9 million. On April 25, 2008, the FHLB declared a $0.35 per share cash dividend payable on May 23, 2008. The dividend payment was $41,721.

Loan Portfolio

Virtually all of the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area for a wide array of purposes. Included in the business loan total are loans secured by real estate, the majority of which the borrower is the primary tenant of the property. Real estate construction loans are extended to builders and developers of residential and commercial real estate. Commercial real estate loans fund small, non-owner occupied buildings.

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

Net loans increased by $85.3 million to $1.18 billion as of June 30, 2008, compared to $1.09 billion at December 31, 2007. In keeping with the Bank’s evolution to a commercial bank, loans more closely associated with a commercial bank, e.g. business, real estate construction, and commercial real estate loans, grew $25.0 million to $995.7 million as of June 30, 2008, compared to $970.7 million as of December 31, 2007.

Multifamily loans increased $52.5 million to $63.9 million. Completed construction loans totaling $33.0 million transferred to the multifamily category accounted for much of the increase in this category. Home equity and consumer loans increased $1.6 million to $29.3 million and residential loans increased by $7.7 million to $106.0 million.  Construction loans totaling $4.0 million were transferred to residential at the end of the construction phase of the loan.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands)
Types of Loans	June 30, 2008	% of Portfolio	December 31, 2007	% of Portfolio
Business	$486,876	40.7%	$468,453	42.3%
Real estate construction(1)	391,765	32.8	381,810	34.4
Commercial real estate	117,043	9.8	120,421	10.9
Home equity/consumer	29,250	2.4	27,688	2.5
Residential(2)	106,043	8.9	98,384	8.9
Multifamily real estate	63,905	5.4	11,397	1.0
Total loans	$1,194,882	100.0%	$1,108,153	100.0%
Deferred loan fees	(3,471)		(3,724)
Allowance for loan losses	(13,318)		(11,653)
Loans, net	$1,178,093		$1,092,776

(1)	Real estate construction loans are net of loans in process.
(2)	Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

Deposits, Other Borrowings, and Stockholders’ Equity

Checking account deposits increased as the Bank continued to focus its sales activities on deposit generation in general and checking/transaction accounts in particular. Total checking account balances increased by $28.4 million between December 31, 2007 and June 30, 2008.

Total deposits increased by $85.6 million from $905.0 million at December 31, 2007, to $990.6 million at June 30, 2008. Savings and money market accounts (MMDA) increased $13.6 million as the Bank received deposits via several accounts from other financial services firms including securities brokers and other banks. CD’s increased $43.5 million to $483.0 million. An increase in brokered CD’s accounted for most of that growth.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	June 30,	% of	December 31,	% of
	2008	Deposits	2007	Deposits
Checking accounts	$166,662	16.8%	$138,190	15.3%
Savings & MMDA	340,911	34.4	327,264	36.2
CD’s	482,988	48.8	439,442	48.5
	$990,561	100.0%	$904,896	100.0%

FHLB advances increased by $19.0 million from $231.0 million at December 31, 2007, to $250.0 million at June 30, 2008, as advances offered lower costs than some deposits. Securities sold under agreements to repurchase were unchanged at $120.6 million at December 31, 2007, and at June 30, 2008. Cascade participates in the Federal Reserve’s term auction facility (TAF) and as of June 30, 2008, the Bank had $25.0 million outstanding under this program with a rate of 2.26% for 28 days maturing July 3, 2008.  The Bank uses structured advances and repurchase agreements to lower our cost of funds.

Total stockholders’ equity increased $3.5 million from $122.1 million at December 31, 2007, to $125.6 million at June 30, 2008. The increase in equity was primarily due to the retention of net income above the cash dividend paid to shareholders and an increase in other comprehensive loss. During the six months ended June 30, 2008, no stock was repurchased under the Board approved stock repurchase plan. Accumulated other comprehensive loss increased by $2.0 million due to an increase in the fair value loss on available-for-sale securities.

Asset Quality
Non-performing assets (non-performing loans, real estate owned and other repossessed property) totaled $32.0 million and $1.5 million at June 30, 2008, and December 31, 2007, respectively. Non-performing loans (NPLs) consist of loans which are on non-accrual, loans that are ninety days past due, and loans that management otherwise has serious reservations about the collectibility of all principal and interest owed. NPLs increased to $32.0 million at June 30, 2008, compared to $1.5 million at December 31, 2007. Of the $32.0 million, $31.5 million were real estate construction and land loans, including $11.6 million in one lending relationship for land and $7.4 million in another lending relationship for residential construction. The remaining $12.5 million consisted of two speculative construction loans totaling $6.7 million, a land acquisition and development loan totaling $3.7 million and a land loan totaling $2.1 million. The other non-performing loans included two business loans totaling $288,000 and two residential loans totaling $236,000. There was $25,000 in other repossessed assets as of June 30, 2008, and none at December 31, 2007. There was no other real estate owned (OREO) at June 30, 2008 or at December 31, 2007.

Management remains concerned about the residential housing slowdown and the effect it has had on credit quality. Inventories of homes and lots continue to increase in Snohomish, King and Pierce counties. Management has increased monitoring of construction and land loans and has reduced originations in these portfolios.

      At June 30, 2008, the Bank’s allowance for loan losses was $13.3 million compared to $11.7 million at December 31, 2007. Additionally, at June 30, 2008, $113,000 was recorded in a general valuation allowance allocated to off-balances sheet commitments, e.g. lines of credit and construction loans in process. This reserve is recorded as an “other liability” on the Corporation’s balance sheet. During the quarter ended June 30, 2008, this account was reduced by $29,000 to $113,000 compared to $142,000 at December 31, 2007. Total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was 1.12% of total loans outstanding at June 30, 2008, compared to 1.06% at December 31, 2007. Due to the addition of $14.8 million of loans in the quarter, total allowance for loan losses was 42% of non-performing loans at June 30, 2008, compared to 774% at December 31, 2007. As a result of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, Management has performed extensive impairment analyses on the nonperforming loans, including updated appraisals, to determine the adequacy of the allowance for loan losses, as well as recording appropriate charge-offs.

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

During the quarter ended June 30, 2008, loan charge-offs equaled $484,000 while recoveries were $36,000 resulting in net charge-offs of $448,000 or 4 basis points of total loans. Of the loans charged-off, $117,000 came from a loss on the liquidation of inventory on a business loan and $200,000 came from a partial write-off of a construction loan. The balance of the write downs came from consumer and deposit related charge-offs, e.g. overdrafts. For the first six months of 2008, net charge-offs were $1.95 million or 17 basis points of total loans.

The following table provides summary information concerning asset quality as of and for the quarters ended June 30, 2008, and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
Non-performing loans to total assets	2.07%	0.11%
Non-performing loans to total loans outstanding	2.68	0.14
Non-performing assets to total assets	2.07	0.11
Total allowance for loan losses to non-performing loans(1)	42	774
Total allowance for loan losses to total loans(1)	1.12	1.06
Net charge-offs to total loans	0.04	0.01

(1) Total allowance for loan losses includes off-balance sheet loan commitments of $113,000 at June 30, 2008, and $142,000 at December 31, 2007.

On July 18, 2008, Cascade’s non-performing loans were reduced by $8.0 million to $24.0 million through an assumption by a qualified buyer of two loans secured by residential real estate developments. This transaction will allow Cascade to collect $583,000 in interest and recapture $250,000 of a previously charged-off loan during the third quarter 2008.

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rate by category or average earning asset or interest-bearing liability.
	FOR THE QUARTER ENDED JUNE 30,
	2008			2007
(Dollars in thousands)	AVERAGE BALANCE	INTEREST OR DIVIDEND	YIELD/ COST	AVERAGE BALANCE	INTEREST OR DIVIDEND	YIELD/ COST
ASSETS
Interest-earning assets (1)
Residential loans	$106,274	$1,607	6.05%	$94,516	$1,410	5.97%
Multifamily loans	34,860	654	7.53	18,013	389	8.66
Commercial real estate loans	113,467	1,922	6.80	114,552	1,996	6.99
Construction loans	412,826	6,213	6.04	321,865	7,611	9.48
Consumer loans	28,801	472	6.57	27,678	541	7.83
Business banking loans	477,553	8,170	6.86	455,073	8,456	7.45
Total loans	1,173,781	19,038	6.52	1,031,697	20,403	7.93
Securities available-for-sale	133,309	1,722	5.18	92,148	998	4.35
Securities held-to-maturity	136,336	1,991	5.86	84,117	1,054	5.03
Securities held-for-trading	-	-	0.00	46,044	616	5.37
Daily interest-earning deposits	9,632	42	1.76	53,030	718	5.44
Total securities and interest-earning deposits	279,277	3,755	5.39	275,339	3,386	4.93
Total interest-earning assets	1,453,058	22,793	6.31	1,307,036	23,789	7.30
Noninterest-earning assets
Office properties and equipment, net	15,573			13,840
Other noninterest-earning assets	59,316			62,976
Total assets	1,527,947			1,383,852

LIABILITIES AND EQUITY
Interest-bearing liabilities
Savings accounts	$11,003	$14	0.50%	$13,811	$17	0.50%
Checking accounts	65,075	244	1.50	53,081	187	1.42
Money market accounts	336,208	1,940	2.32	285,853	3,149	4.42
Certificates of deposit	467,345	4,392	3.77	463,215	5,811	5.03
Total interest-bearing deposits	879,631	6,590	3.01	815,960	9,164	4.51
Other interest-bearing liabilities
FHLB advances	255,140	2,725	4.28	229,714	2,544	4.44
Securities sold under agreements to repurchase	120,839	1,387	4.60	95,725	560	2.35
Junior subordinated debentures payable	26,549	530	8.01	27,474	530	7.74
Other borrowings	19,890	116	2.33	-	-	0.00
Total interest-bearing liabilities	1,302,049	11,348	3.51	1,168,873	12,798	4.39
Other liabilities	99,514			98,869
Total liabilities	1,401,563			1,267,742
Stockholders’ equity	126,384			116,110
Total liabilities and stockholders’ equity	1,527,947			1,383,852

Net interest income (2)		$11,445			$10,991
Interest rate spread (3)			2.80			2.91
Net interest margin (4)		3.17			3.37
Average interest-earning assets to average interest-bearing liabilities	111.60%			111.76%

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

(Dollars in thousands)	Quarter Ended June 30,2008 Compared to Quarter Ended June 30, 2007 Increase (Decrease) Due to
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$20	$176	$1	$197
Multifamily loans	(51)	364	(48)	265
Commercial real estate	(55)	(19)	-	(74)
Construction loans	(2,775)	2,157	(780)	(1,398)
Consumer loans	(87)	22	(4)	(69)
Business banking loans	(673)	419	(32)	(286)
Total loans	(3,621)	3,119	(863)	(1,365)
Securities held-for-trading	-	(618)	2	(616)
Securities available-for-sale	192	447	85	724
Securities held-to-maturity	175	656	106	937
Daily interest-earning deposits	(488)	(589)	401	(676)
Total net change in income on interest-earning assets	$(3,742)	$3,015	$(269)	$(996)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$-	$(3)	$-	$(3)
Checking accounts	11	43	2	56
Money market accounts	(1,503)	556	(261)	(1,208)
Certificates of Deposit	(1,461)	52	(9)	(1,418)
FHLB advances	(72)	260	(7)	181
Securities sold under agreements to repurchase	540	147	140	827
Junior subordinated debentures payable	19	(18)	(1)	-
Other borrowings	-	116	(1)	115
Total net change in expenses on interest-bearing liabilities	$(2,466)	$1,153	$(137)	$(1,450)
Net increase in net interest income				$454

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

General

Net income decreased 8.8% to $3.6 million for the three months ended June 30, 2008, compared to $4.0 million during the comparable period in 2007. An increase of $950,000 to $1.2 million in the provision for loan losses accounted for part of the difference. The Bank reversed approximately $210,000 in interest on loans placed on non-accrual status during the quarter. Nonetheless, net interest income increased by $454,000 and other income increased by $383,000. Net income per diluted share was $0.30 for the quarter ended June 30, 2008, and

$0.32 per share for the quarter ended June 30, 2007, a decrease of 6.3%. Net interest income before provision for loan losses increased to $11.4 million for the quarter ended June 30, 2008. Total other income increased to $2.2 million for the quarter ended June 30, 2008. Increases in checking fees and service fees accounted for $355,000 of the increase. Total other expenses increased $703,000 to $7.3 million for the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007. One major source of the increase in expense was FDIC insurance premiums, which were up $150,000.

Net income for the six months ended June 30, 2008, was $6.2 million compared with $7.7 million during the comparable period in 2007. Net income per diluted share was $0.51 for the six months ended June 30, 2008, compared with $0.63 in 2007. Again, the increase in provision for loan losses was responsible for the decrease in earnings.

Net Interest Income

Net interest income, before provision for loan losses, increased 4.1% or $454,000 to $11.4 million for the three months ended June 30, 2008, compared to $11.0 million for the three months ended June 30, 2007. Average interest-earning assets increased $146.0 million or 11.2% to $1.45 billion for the three months ended June 30, 2008, compared to the same period in 2007. Average total loans increased $142.1 million to $1.17 billion and average investment securities increased $47.3 million to $270.0 million for the three months ended June 30, 2008, compared to the same quarter of the prior year.
	At or for the three months ended June 30,
(Dollars in millions)	2008	2007

Average interest-earning assets	$1,453	$1,307
Average interest-bearing liabilities	1,302	1,170
Yield on interest-earning assets	6.31%	7.30%
Cost of interest-bearing liabilities	3.51	4.39
Net interest spread	2.80	2.91
Net interest margin	3.17	3.37

The net interest margin decreased 20 basis points to 3.17% for the three months ended June 30, 2008, compared to the same quarter the prior year. The yield on interest-earning assets decreased 99 basis points to 6.31% for the three months ended June 30, 2008, compared to 7.30% for the three months ended June 30, 2007. Interest income, yield on interest-earning assets and net interest margin were impacted by the reversal of approximately $210,000 in interest income related to loans that were placed on non-accrual. This reversal was responsible for about 6 basis points of the overall margin compression. In addition, Fed rate cuts, totaling 300 basis points in the past year, reduced the yield on approximately $440.0 million of prime based loans. The cost of interest-bearing liabilities decreased 88 basis points to 3.51% for the three months ended June 30, 2008, compared to 4.39% for the same period in 2007, primarily due to decreased costs for deposits.

Provision for Loan Losses

Cascade’s provision for loan losses was $1.2 million for the three months and $3.6 million for the six months ended June 30, 2008. The provision for loan losses was $250,000 and $500,000 for the same periods in 2007, respectively. The increase in the provision was due to an increase in non-performing loans, net loan charge-offs, and a general slowdown in the real estate market. The provision for loan losses is based on the size, composition and growth of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience.

Other Income

Total other income increased $383,000 or 20.9% to $2.2 million for the three months ended June 30, 2008, as compared to $1.8 million for the three months ended June 30, 2007. Total other income was $4.7 million and $3.9 million for the six months ended June 30, 2008, and June 30, 2007, respectively. For the three months ended June 30, 2008, checking fees increased to $1.3 million compared to $960,000 for the same period in the prior year due to growth in the number of accounts and increased activity fees. Gain on sale of loans increased $12,000 from $33,000 to $45,000 for the three months ended June 30, 2008, compared to the same quarter in the prior year. Other service fees increased $38,000 to $313,000 for the quarter. Bank-owned life insurance income increased $59,000 as the Bank purchased an additional $5.0 million of insurance in December 2007.

Other Expense

Total other expenses were $7.3 million for the three months and $14.2 million for the six months ended June 30, 2008, compared to $6.5 million for the three months and $13.0 million for the six months ended June 30, 2007.

Compensation and employee benefit expenses increased $168,000 to $3.6 million during the three months ended June 30, 2008, compared to the same quarter last year. Compensation and employee benefit expense was $7.3 million for the six months ended June 30, 2008 and $6.8 million for the same period in 2007. The increased compensation and personnel expense was primarily due to increased staffing levels from the opening of our Shoreline and Burlington branches. The remaining other expense categories (occupancy, marketing and other) totaled $3.6 million for the three months and $6.9 million for the six months ended June 30, 2008, and $3.1 million for the three months and $6.2 for the six months ended June 30, 2007

The provision for federal income taxes decreased $467,000 to $1.6 million, a decrease of 22.8% compared to the same period last year.  The decrease in taxable net income before income taxes accounted for approximately $240,000 of this difference.  The tax rate for the second quarter of 2008 was 30% compared to a tax rate of 34% the prior year. The difference in the tax rates were due to tax credits generated by CRA investments in low-income housing, a 70% income exclusion on FNMA and FHLMC Preferred Stock investments and an increase in tax exempt BOLI income.

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

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of FHLB advances. In terms of commitments, as of June 30, 2008, Cascade had $100.7 million of construction loans in process, $94.9 million in unused business lines of credit and future business commitments, $36.4 million in unused consumer lines of credit including credit cards, and $14.4 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 68% of commitments at any point in time. The Bank’s business customers use approximately 55% of their credit lines at any given time. About 42% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2008, contributed $7.8 million to liquidity compared to $6.7 million for the six months ended June 30, 2007.

Funding needs are met through existing liquidity balances, deposit growth, FHLB advances and other borrowings, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $1.9 million as of June 30, 2008, and $30.1 million at June 30, 2007.

Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $541.2 million at current asset levels. At June 30, 2008, the Bank had $250.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $67.2 million subject to the ability to pledge eligible collateral. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a flexible source of funding. At June 30, 2008, the Bank had $120.6 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle, the repurchase market or sold for liquidity were $33.8 million at the end of the quarter and $11.0 million as of December 31, 2007. Commercial real estate loans totaling $367.8 million and home equity and second lien residential loans totaling $36.8 million are being used as a source of collateral at the FHLB. The Bank also has a total of $35.0 million in Fed funds lines with three correspondent banks.  Cascade did not draw on these lines during the quarter. The Bank also has a $56.1 million line of credit (based upon pledged collateral) at the Federal Reserve Bank of San Francisco and did borrow overnight during the quarter. As of June 30, 2008, there was an outstanding balance of $25.0 million in short-term borrowings with the Federal Reserve under the Term Auction Facility (TAF) program.

The recent turmoil in the credit markets did not have a direct impact on the Bank’s liquidity management practices. Access to the FHLB, the brokered deposit market, our correspondent banks, and the Federal Reserve remained open.

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

The Board of Directors authorized a stock repurchase program of up to 300,000 shares of the Corporation’s stock at its May 2008 meeting. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to attempt to offset the dilution created by the exercise of stock options and other stock grants; see Part II – Other Information, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

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

Capital Requirements

Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold adjusted capital levels equal to 4% of its assets and 8% of its risk-weighted assets. As of June 30, 2008, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.5 billion and $1.3 billion respectively. The related excess capital amounts as of June 30, 2008, are presented in the following table:

(Dollars in thousands)	Adequately Capitalized		Well Capitalized
Core capital	Amount	Percentage	Amount	Percentage
Cascade’s Tier 1 (Core) capital	$125,661	8.37%	$125,661	8.37%
Minimum requirement	60,058	4.00	90,087	6.00
Excess	$65,603	4.37%	$35,574	2.37%

Risk-based capital	Amount	Percentage	Amount	Percentage
Cascade’s Risk-based capital	$139,092	10.63%	$139,092	10.63%
Minimum requirement(1)	104,691	8.00	130,864	10.00
Excess	$34,401	2.63%	$8,228	0.63%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of June 30, 2008, which requires a core capital to assets ratio of at least 6% and a risk-based capital to assets ratio of at least 10%.

The Corporation, as a bank holding company regulated by the Federal Reserve, is also subject to capital requirements that are similar to those for Cascade Bank. As of June 30, 2008, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 8.41% and a risk-based ratio of 10.67%.

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

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of June 30, 2008, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of June 30, 2008, the Bank’s fair value of equity increases 4.3% in the up 200 basis point scenario and decreases 20.1% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 12.6% in the up 200 basis point scenario and 10.8% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income increases 0.9% in the up 200 basis point scenario and decreases 7.7% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans. In addition to selling virtually all 15 and 30 year fixed rate residential loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at June 30, 2008.

Type	Percentage of Portfolio
Variable	38%
Adjustable	36%
Fixed	26%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB advances. As of June 30, 2008, the entire portfolio of $249.0 million in long-term advances had original maturities greater than one year. This portfolio consists entirely of advances with put provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing under certain rate conditions and on specific dates.

In addition to writing options on some of its liabilities, the Bank invests in mortgage backed securities and callable GSE securities. The Bank receives higher yields in return by writing call options. The Bank models this optionality in measuring, monitoring, and managing its interest rate exposure.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of June 30, 2008. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended June 30, 2008, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2007 PLAN
				Total Number of Shares Purchased	Maximum Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased	Paid per Share	Announced Plan	Under the Plan (1)
April 1, 2008	April 30, 2008	-	$-	-	322,707
May 1, 2008	May 31, 2008	-	-	-	322,707
Total		-	$-	-	322,707

During the period presented there were no shares purchased.

1) The 2007 Plan, announced in May 2007, ended on May 31, 2008.

Issuer Purchases of Equity Securities
		2008 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased	Paid per Share	Announced Plan	Under the Plan (1)
June 1, 2008	June 30, 2008	-	$-	-	300,000
Total		-	$-	-	300,000

During the period presented there were no shares purchased.

1) In May 2008, the Corporation announced a new stock repurchase plan to purchase up to 300,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2009.

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Shareholders Meeting of the Corporation was held on April 22, 2008. The shareholders re-elected four incumbent directors. Jim Gaffney, David W. Duce, Carol K. Nelson, and David R. O’Connor were re-elected for a term ending in 2011.

NOMINEE	FOR	AGAINST/WITHHELD
Jim Gaffney	9,649,396	249,008
David W. Duce	9,631,355	267,049
Carol K. Nelson	9,634,237	264,167
David R. O’Connor	9,643,933	254,471

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

On April 23, 2009, the Corporation filed a form 8-K/A amending its Form 8-K filed on April 22, 2008.

On May 27, 2008, the Corporation filed a Form 8-K announcing approval of the Bank’s Stock Repurchase Program, under Items 8.01 and 9.01 of Form 8-K.

On July 22, 2008, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the quarter ended June 30, 2008, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

August 7, 2008	/s/ Lars H. Johnson
By: Lars H. Johnson, Executive Vice President (Chief Financial Officer)