Form 10-Q
period 2008-09-30
CASCADE FINANCIAL CORP
filed 2008-11-07
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock ($.01 par value)	12,071,032

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2008

PART I –– FINANCIAL INFORMATION

Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands except share and per share amounts)	September 30,	December 31,
	2008	2007
ASSETS
Cash on hand and in banks	$12,822	$12,911
Interest-earning deposits in other institutions	611	1,619
Securities available-for-sale, fair value	102,313	82,860
Federal Home Loan Bank (FHLB) Stock	11,920	11,920
Securities held-to-maturity, amortized cost	140,615	137,238
Loans, net	1,195,267	1,092,776
Goodwill	24,585	24,585
Core deposit intangible, net	529	634
Premises and equipment, net	15,676	14,160
Cash surrender value of bank-owned life insurance (BOLI)	23,388	22,658
Deferred tax asset	8,437	1,574
REO and other repossessed assets	1,446	-
Accrued interest receivable and other assets	14,173	14,653
TOTAL ASSETS	$1,551,782	$1,417,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$992,505	$904,896
FHLB advances	255,000	231,000
Securities sold under agreements to repurchase	120,983	120,625
Federal Reserve Borrowing	30,000	-
Junior subordinated debentures payable	15,465	15,465
Junior subordinated debentures payable, at fair value	10,535	11,422
Advance payments by borrowers for taxes and insurance	885	502
Dividends payable	-	1,082
Accrued interest payable, expenses and other liabilities	7,309	10,500
TOTAL LIABILITIES	1,432,682	1,295,492

Stockholders’ Equity:
Preferred stock, $.01 par value, Authorized 500,000 shares;
no shares issued or outstanding	-	-
Common stock, $.01 par value, Authorized 25,000,000 shares;
issued and outstanding 12,071,032 shares at September 30,
2008, and 12,023,685 shares at December 31, 2007	120	120
Additional paid-in capital	40,737	40,322
Retained earnings, substantially restricted	79,753	82,169
Accumulated other comprehensive loss, net of tax	(1,510)	(515)
TOTAL STOCKHOLDERS’ EQUITY	119,100	122,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,551,782	$1,417,588

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

(Dollars in thousands except	Three months ended		Nine months ended
share and per share amounts)	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans	$20,611	$20,345	$58,957	$60,456
Securities held-for-trading	-	386	-	1,738
Securities available-for-sale	1,574	1,408	4,780	3,396
FHLB dividends	42	18	113	48
Securities held-to-maturity	2,102	1,054	6,178	3,089
Interest-earning deposits	16	167	124	1,072
Total interest income	24,345	23,378	70,152	69,799
Interest expense:
Deposits	6,430	8,821	20,986	26,395
FHLB advances and other borrowings	4,548	3,217	12,819	9,736
Junior subordinated debentures	530	530	1,590	1,590
Total interest expense	11,508	12,568	35,395	37,721
Net interest income	12,837	10,810	34,757	32,078
Provision for loan losses	1,250	350	4,840	850
Net interest income after provision for loan losses	11,587	10,460	29,917	31,228
Other income:
Checking fees	1,328	1,005	3,640	2,839
Service fees	280	265	825	794
BOLI	271	203	790	598
Net (loss) gain on sales/calls of securities	(87)	28	396	(431)
Gain on sale of loans	36	46	119	167
Net gain on fair value of financial instruments	389	281	887	934
Net gain on FHLB advances	-	-	-	569
Other	106	114	337	357
Total other income	2,323	1,942	6,994	5,827
Other expenses:
Compensation and employee benefits	3,789	3,551	11,039	10,246
Occupancy	955	903	2,935	2,603
Marketing	228	316	790	909
Other	2,190	1,954	6,583	5,937
Other than temporary impairment (OTTI) on investments	17,338	-	17,338	-
Total other expenses	24,500	6,724	38,685	19,695
(Loss) income before (benefit) provision for federal income taxes	(10,590)	5,678	(1,774)	17,360
(Benefit) provision for federal income taxes	(3,971)	1,892	(1,402)	5,826
Net (loss) income	$(6,619)	$3,786	$(372)	$11,534

Net (loss) income per common share, basic	$(0.55)	$0.32	$(0.03)	$0.96
Weighted average number of shares outstanding, basic	12,059,480	12,009,440	12,047,700	12,055,024
Net (loss) income per share, diluted	$(0.55)	$0.31	$(0.03)	$0.94
Weighted average number of shares outstanding, diluted	12,140,168	12,233,781	12,168,009	12,307,001
Dividends declared per share	$0.09	$0.09	$0.27	$0.25

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three months ended		Nine months Ended
(Dollars in thousands)	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(6,619)	$3,786	$(372)	$11,534
Increase in unrealized gain (loss) on securities
available-for-sale, net of tax expense (benefit)
of $551 and $351 for the three months
ended September 30, 2008, and 2007, respectively,
and $(635) and $947 for the nine months ended
September 30, 2008, and 2007, respectively.	1,024	651	(1,180)	1,759
Less reclassification adjustment for loss on securities
included in net (loss) income, net of tax (benefit)
expense of $(30) and $2 for the three months ended
September 30, 2008, and 2007, respectively, and
$100 and $10 for the nine months ended
September 30, 2008, and 2007, respectively.	(57)	4	185	19

Comprehensive (loss) income	$(5,652)	$4,441	$(1,367)	$13,312

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net (loss) income	$(372)	$11,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,562	1,362
Provision for losses on loans	4,840	850
Increase in cash surrender value of bank-owned life insurance	(730)	(509)
Amortization of retained servicing rights	30	32
Amortization of core deposit intangible	105	106
Deferred federal income taxes	(6,327)	(1,141)
Deferred loan fees, net of amortization	(475)	262
Gain on sale of loans	119	167
Stock-based compensation	156	168
Excess tax benefit from stock-based payments	(30)	(265)
Net change in fair value of financial instruments	(887)	(934)
Loss on sales/calls of securities available-for-sale	(284)	-
Loss on calls of securities held-to-maturity	(112)	-
Net increase in accrued interest receivable and other assets	(1,295)	(1,074)
Net decrease in accrued interest payable, expenses and other liabilities	(3,155)	(29)
Impairment on securities available-for-sale (OTTI)	17,338	-
Net cash provided by operating activities	10,483	10,529

Cash flows from investing activities:
Loans originated, net of principal repayments	(102,556)	(62,855)
Net purchases of securities held-for-trading	-	48,761
Net purchases of securities available-for-sale	(123,896)	(61,198)
Proceeds from sales/calls of securities available-for-sale	83,684	22,132
Principal repayments on securities available-for-sale	2,174	5,343
Net purchases of securities held-to-maturity	(81,866)	(5,000)
Proceeds from calls of securities held-to-maturity	77,050	-
Principal repayments on securities held-to-maturity	1,551	2,173
Purchases of premises and equipment	(3,077)	(3,595)
Proceeds from sales/retirements of premises and equipment	-	14
Net decrease in loan participations sold	(4,453)	(2,573)
Investment in Community Reinvestment Act (CRA) – low income housing	323	-
Net cash used in investing activities	(151,066)	(56,798)

Subtotal, carried forward	$(140,583)	$(46,269)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007

Subtotal, brought forward	$(140,583)	$(46,269)

Cash flows from financing activities:
Proceeds from issuance of common stock	356	572
Dividends paid	(3,250)	(2,896)
Repurchase of common stock	-	(2,830)
Excess tax benefits from stock-based payments	30	265
Net increase in deposits	87,609	50,962
Net increase (decrease) in FHLB advances	24,000	(46,000)
Net increase in securities sold under agreements to repurchase	358	24,908
Proceeds from Federal Reserve borrowing	30,000	-
Net decrease in advance payments by borrowers for taxes and insurance	383	35
Net cash provided by financing activities	139,486	25,016
Net decrease in cash and cash equivalents	(1,097)	(21,253)

Cash and cash equivalents at beginning of period	14,530	42,879
Cash and cash equivalents at end of period	$13,433	$21,626

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$37,018	$37,683
Federal income taxes	-	5,600

Supplemental schedule of non-cash investing activities:
Change in unrealized loss on securities available-for-sale	1,530	(598)
Net change in real estate owned, investment property and other repossessed assets	1,446	-
Retirement of common stock in retained earnings	-	171
Dividends declared	2,168	3,013
Cumulative adjustment of equity on adoption of SFAS No. 159	-	(3,389)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

1.	Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its subsidiary, Cascade Bank (the “Bank” or “Cascade”). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Periodically there have been various claims and lawsuits against the Corporation or the Bank, such as claims to enforce liens, claims involving the origination of real property loans and other issues incidental to the Corporation’s and the Bank’s business. In the opinion of management, no material loss is expected from any such pending lawsuits.

3.	Recently Issued Accounting Standards

In October 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FAS No. 157, Fair Value Measurements, when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008, did not have a material impact on our consolidated financial statements.

4.   Other than temporary impairment (OTTI) on investments

On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that FHFA was placing Fannie Mae and Freddie Mac under conservatorship and would eliminate dividends on Fannie Mae and Freddie Mac common and preferred stock.  At June 30, 2008, Cascade Financial Corporation owned preferred shares issued by Fannie Mae ($10.2 million book value with a 8.25% coupon rate) and Freddie Mac ($8.4 million with a 5.57% coupon rate) with a combined adjusted book value of approximately $18.6 million.  With an amortized cost basis for the securities of $18.6 million, Cascade recorded a pre-tax OTTI charge of $17.3 million, resulting in a charge net of taxes of $11.3 million to third quarter 2008 earnings.

5.           Stockholders’ Equity

a)	Earnings per Share

The following table presents the computation of basic and diluted net (loss) income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands,	September 30,		September 30,
except share and per share amounts)	2008	2007	2008	2007

Numerator:
Net (loss) income	$(6,619)	$3,786	$(372)	$11,534

Denominator:
Denominator for basic net income per share-
Weighted average shares	12,059,480	12,009,440	12,047,700	12,055,024
Effect of dilutive securities:
Stock options	80,688	224,341	120,309	251,977
Denominator for diluted net income per share-
Weighted average shares and assumed
conversion of dilutive stock options	12,140,168	12,233,781	12,168,009	12,307,001

Basic net (loss) income per share	$(0.55)	$0.32	$(0.03)	$0.96
Diluted net (loss) income per share	$(0.55)	$0.31	$(0.03)	$0.94

For the quarters ended September 30, 2008, and 2007, there were anti-dilutive options to purchase shares of 421,016 and 180,653 respectively, excluded from the above calculation. For the nine month periods ended September 30, 2008, and 2007, there were anti-dilutive options to purchase shares of 305,697 and 174,806 respectively, excluded from the above calculation.

b)	Dividends

On October 2, 2008, the Corporation announced its twenty-fifth consecutive quarterly cash dividend payment. The dividend was $0.045 per share and was paid on October 29, 2008, to shareholders of record as of October 15, 2008.

c)	Stock-based Compensation

Compensation expense related to stock-based compensation was $156,000 for the nine months ended September 30, 2008, and $168,000 for the nine months ended September 30, 2007.

      Changes in total options outstanding for the nine months ended September 30, 2008, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2007	595,567	$9.87	5.13	$2,580,240
Granted	96,382	12.63
Exercised	(12,890)	6.93
Forfeited/Canceled	(4,375)	15.12
Outstanding on March 31, 2008	674,684	$10.29	5.69	$2,006,654
Granted	1,000	10.90
Exercised	-
Forfeited/Canceled	-
Outstanding on June 30, 2008	675,684	$10.29	5.45	$370,714
Granted	-	-
Exercised	(12,787)	5.32
Forfeited/Canceled	(6,014)	6.93
Outstanding on September 30, 2008	656,883	$10.41	5.32	$555,221

Exercisable on September 30, 2008	441,658	$8.70	3.97	$555,221

The unrecognized share-based compensation cost on unvested options at September 30, 2008, was $278,505, which will be recognized over the estimated average life of the options of approximately five years.

Options are granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options are granted. The options granted have a term of 10 years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2008, were as follows:

Expected price volatility	24%
Risk-free interest rate	2.46%
Dividend yield on underlying stock	2.90%
Weighted-average expected life in years	5.69

The total options authorized at September 30, 2008, were 1,161,443. Options granted for the nine months ended September 30, 2008, were 97,382 with a fair value of $2.61 per option. The total intrinsic value of options exercised during the nine months ended September 30, 2008, was $132,515. The total intrinsic value of options exercised during the nine months ended September 30, 2007, was $1,126,944.

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

(d)        Emergency Economic Stabilization Act of 2008 and Troubled Asset Relief Program

In response to the financial crises affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law on October 3, 2008.  In conjunction with the Act and the Troubled Asset Relief Program (“TARP”), the U.S. Treasury Department recently announced a voluntary Capital Purchase Program to assist financial institutions and increase lending to United States businesses and consumers.  Pursuant to the program, the Treasury will purchase up to $250 billion of senior preferred stock and warrants to purchase common stock from qualifying institutions.  An eligible institution must apply by November 14, 2008.

On November 3, 2008, Cascade received preliminary approval to participate in the U.S. Treasury Department’s Capital Purchase Program.  As a participant, Cascade plans to issue approximately $39 million in senior preferred stock, with related warrants to purchase up to $6 million in common stock, to the U.S. Treasury.  The anticipated sale of the preferred stock and warrants is expected to close in approximately 30 days from the announcement date and is contingent upon completion of standard closing documents and subsequent registration with the Securities and Exchange Commission.  The preferred stock will pay a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  The terms and conditions of the transaction and the preferred stock will conform to those provided by the U.S. Treasury.  A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.ustreas.gov/initiatives/eesa.  The additional capital will enhance our capacity to support the communities we serve through expanded lending activities and economic development.  This capital will also add flexibility in considering strategic opportunities that likely will be available to us as the financial services industry continues to consolidate.

6.	Non-Qualified Deferred Compensation Plan

The Company has adopted the Cascade Bank Non-Qualified Deferred Compensation Plan (the “Plan”) dated February 1, 2008.  The Plan is an unfunded, non-qualified deferred compensation plan designed to provide a select group of non-employee directors, management and highly compensated employees of Cascade Bank, and its affiliates, an opportunity to defer a portion of their salary and bonus. Cascade Bank may also, in its sole discretion, make contributions to accounts on behalf of any and all eligible persons. For the quarter ended September 30, 2008, eligible participants contributed $31,000 to the Plan. There have been no contributions made by the Bank as of September 30, 2008.

7.	Fair Value Measurements

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

Determination of fair market values:

Junior subordinated debentures payable are priced using discounted cash flows to the next available redemption date on the date of valuation based on recent issuances or quotations for comparable bank holding companies and are considered a Level 3 input method.

Fair value adjustments to impaired collateral dependent loans are sometimes recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.

Fair value adjustments to real estate owned (REO) and other repossessed assets are recorded at the lower of carrying amount of the loan or fair value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

The following table presents the balances of liabilities measured at fair value on a recurring basis at September 30, 2008, and the total gains from these fair value adjustments for the nine months ended September 30, 2008.
(Dollars in thousands)	Fair Value at September 30, 2008				Nine Months Ended September 30, 2008
Description	Level 1	Level 2	Level 3	Total	Total Gains
Junior subordinated debentures payable	$-	$-	$10,535	$10,535	$887
Total	$-	$-	$10,535	$10,535	$887

The change in fair market value of the junior subordinated debentures payable is recorded as a component of non-operating income.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at September 30, 2008, and the total losses resulting from these fair value adjustments for the nine months ended September 30, 2008.

(Dollars in thousands)	Fair Value at September 30, 2008				Nine Months Ended September 30, 2008
Description	Level 1	Level 2	Level 3	Total	Total Losses
Impaired loans	$-	$-	$23,605	$23,605	$1,613
REO and other repossessed assets	$-	$-	$1,446	$1,446	$-
Total	$-	$-	$25,051	$25,051	$1,613

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

Forward-Looking Statements
Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Reform Act.  The Corporation’s actual results may differ materially from those included in the forward-looking statements.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “intend,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.”  These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption of the Corporation of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation’s results.  These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

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

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:
	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2008	2007	2008	2007
Return on average assets	-1.69%	1.12%	-0.03%	1.13%
Return on average stockholders’ equity	-20.58	12.75	-0.39	13.27
Average stockholders’ equity to average assets	8.22	8.77	8.32	8.55
Other expenses to average assets	6.30	2.00	3.40	1.93
Efficiency ratio(1)	47.24	52.73	51.13	51.96
Average interest-bearing assets to average interest-bearing liabilities	109.24	112.91	110.56	112.21
(1) Excludes after-tax charge of $11.3 million for OTTI on investments in Fannie Mae and Freddie Mac preferred stock.

CHANGES IN FINANCIAL CONDITION

Total assets increased 9.2% or $134.2 million to $1.55 billion at September 30, 2008, compared to $1.42 billion at December 31, 2007. Net loans, e.g. net of deferred loan fees and the allowance for loan losses, increased 10.1% or $102.5 million to $1.20 billion at September 30, 2008, from $1.09 billion at December 31, 2007.

Total investment securities increased $22.9 million to $254.9 million at September 30, 2008, compared to $232.0 million at December 31, 2007. The investment portfolio is concentrated in securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the nine months ended September 30, 2008, were rated AAA or AA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE debt securities in the portfolio as of September 30, 2008, were also rated AAA.

(Dollars in thousands)	SEPTEMBER 30, 2008
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$32,183	$-	$-	$(227)	$(928)	$31,028
GSE notes	71,158	-	-	(1,167)	-	69,991
Corporate/other	1,294	-	-	-	-	1,294
Total	$104,635	$-	$-	$(1,394)	$(928)	$102,313

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$21,011	$13	$9	$(585)	$(228)	$20,220
GSE notes	118,829	8	-	(2,403)	-	116,434
Corporate/other	775	-	-	-	-	775
Total	$140,615	$21	$9	$(2,988)	$(228)	$137,429

(Dollars in thousands)	DECEMBER 31, 2007
Securities available-for-sale	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$26,286	$2	$5	$(71)	$(795)	$25,427
GSE notes	57,366	67	-	-	-	57,433
Total	$83,652	$69	$5	$(71)	$(795)	$82,860

Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains Less Than 1 Year	Gross Unrealized Gains More Than 1 Year	Gross Unrealized (Losses) Less Than 1 Year	Gross Unrealized (Losses) More Than 1 Year	Fair Value
MBS	$22,556	$28	$-	$-	$(643)	$21,941
GSE notes	113,907	67	-	(246)	(149)	113,579
Corporate/other	775	-	-	-	-	775
Total	$137,238	$95	$-	$(246)	$(792)	$136,295

As of September 30, 2008, the Bank held eight securities in our available-for-sale portfolio and two in our held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses on the available-for-sale securities have increased since December 31, 2007, due to a widening of credit spreads. The loss in the held-to-maturity portfolio decreased $564,000 during the nine months ended September 30, 2008, to $228,000. We have the ability to hold the investments for the period of time management believes to be sufficient for a market price recovery. We hold no securities that are backed by sub-prime loans or collateralized debt obligations.

On September 9, 2008, Cascade reported that as of June 30, 2008, the Bank owned preferred shares issued by Fannie Mae ($10.2 million book value) and Freddie Mac ($8.4 million book value) with a combined adjusted book value of approximately $18.6 million.  As of September 30, 2008, the fair market value of these securities was $1.3 million.  With an amortized cost basis for the securities of $18.6 million, Cascade recorded a pre-tax OTTI charge of $17.3 million, resulting in a charge net of taxes of $11.3 million to third quarter 2008 earnings.

At September 30, 2008, the Bank held FHLB of Seattle stock of $11.9 million. On August 4, 2008, the FHLB declared a $0.35 per share cash dividend payable on August 22, 2008. The dividend payment was $41,721.

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

Net loans increased by $102.5 million to $1.20 billion as of September 30, 2008, compared to $1.09 billion at December 31, 2007. Loans more closely associated with a commercial bank, e.g. business, real estate construction, and commercial real estate loans, grew $25.9 million to $996.6 million as of September 30, 2008, compared to $970.7 million as of December 31, 2007.

Multifamily loans increased $63.1 million to $74.5 million. The majority of this increase is due to completed construction loans totaling $38.3 million that were transferred to the multifamily category during the period. Home equity and consumer loans increased $2.0 million to $29.7 million and residential loans increased by $13.9 million to $112.3 million.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2008	% of Portfolio	December 31, 2007	% of Portfolio
Business	$473,213	39.0%	$468,453	42.3%
Real estate construction(1)	403,569	33.3	381,810	34.4
Commercial real estate	119,787	9.9	120,421	10.9
Home equity/consumer	29,659	2.4	27,688	2.5
Residential(2)	112,283	9.3	98,384	8.9
Multifamily real estate	74,535	6.1	11,397	1.0
Total loans	$1,213,046	100.0%	$1,108,153	100.0%
Deferred loan fees	(3,248)		(3,724)
Allowance for loan losses	(14,531)		(11,653)
Loans, net	$1,195,267		$1,092,776

(1)	Real estate construction loans are net of loans in process.
(2)	Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

Deposits, Other Borrowings, and Stockholders’ Equity

Checking account deposits increased as the Bank continued to focus its sales activities on deposit generation in general and checking/transaction accounts in particular. Total checking account balances increased by $35.1 million between December 31, 2007 and September 30, 2008.

Total deposits increased by $87.6 million from $904.9 million at December 31, 2007, to $992.5 million at September 30, 2008. Savings and money market accounts (MMDA) decreased $60.7 million as municipalities reduced balances to meet their cash flow requirements and consolidated balances in the State Investment Pool. CD’s increased $113.2 million to $552.7 million. An increase in brokered CD’s accounted for most of that growth.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	September 30, 2008	% of Deposits	December 31, 2008	% of Deposits
Checking accounts	$173,257	17.4%	$138,190	15.3%
Savings & MMDA	266,560	26.9	327,264	36.2
CD’s	552,688	55.7	439,442	48.5
Total	$992,505	100.0%	$904,896	100.0%

FHLB advances increased by $24.0 million from $231.0 million at December 31, 2007, to $255.0 million at September 30, 2008, as advances offered lower costs than some deposits. Securities sold under agreements to repurchase were $120.6 million at December 31, 2007, and $121.0 at September 30, 2008. Cascade participates in the Federal Reserve’s term auction facility (TAF) but had no balance as of September 30, 2008. The Bank had $30.0 million outstanding from the Federal Reserve discount window as of September 30, 2008.  The Bank uses structured advances and repurchase agreements to lower our cost of funds.

Total stockholders’ equity decreased $3.0 million from $122.1 million at December 31, 2007, to $119.1 million at September 30, 2008. The decrease in equity was due to the net loss for that period. The loss was due to OTTI charge on investments in Fannie Mae and Freddie Mac preferred securities. During the nine months ended September 30, 2008, no Cascade common stock was repurchased under the Board approved stock repurchase plan. Accumulated other comprehensive loss increased by $995,000 due to an increase in the fair value loss on available-for-sale securities.

Asset Quality

Non-performing assets (non-performing loans, real estate owned and other repossessed property) totaled $17.1 million and $1.5 million at September 30, 2008, and December 31, 2007, respectively. Non-performing loans (NPLs) consist of loans which are on non-accrual, loans that are ninety days past due, and loans that management otherwise has serious reservations about the collectibility of all principal and interest owed. NPLs increased to $15.7 million at September 30, 2008, compared to $1.5 million at December 31, 2007, but decreased from $32.0 million at June 30, 2008. Of the $15.7 million, $15.2 million were real estate construction and land loans, including $10.7 million for three developed lot loans and one land acquisition and development loan and $4.5 million in another lending relationship for single family construction. The remaining non-performing loans included two business loans totaling $228,000, one residential loan totaling $155,000 and one installment loan totaling $59,000. There was $1.4 million of real estate owned (REO) at September 30, 2008 and $0 at December 31, 2007. The REO consisted of three completed new houses. There were no other repossessed assets as of September 30, 2008, and December 31, 2007.

Management remains concerned about the residential housing slowdown and the effect it has had on credit quality. Inventories of homes and lots continue to increase in Snohomish, King and Pierce counties during 2008. The trends toward slowing of the overall economy only increases our concerns. Management has increased monitoring of construction and land acquisition loans and has reduced originations in these portfolios.

At September 30, 2008, the Bank’s allowance for loan losses was $14.5 million compared to $11.7 million at December 31, 2007. Additionally, at September 30, 2008, $107,000 was recorded in a general valuation allowance allocated to off-balances sheet commitments, e.g. lines of credit and construction loans in process. This reserve is recorded as an “other liability” on the Corporation’s balance sheet. During the quarter ended September 30, 2008, this account was reduced by $6,000 to $107,000 compared to $142,000 at December 31, 2007. Total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was 1.21% of total loans outstanding at September 30, 2008, compared to 1.06% at

December 31, 2007. Total allowance for loan losses was 93% of non-performing loans at September 30, 2008, compared to 774% at December 31, 2007. As a result of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, Management has performed extensive impairment analyses on the nonperforming loans, including obtaining and evaluating updated appraisals, to determine the adequacy of the allowance for loan losses, as well as recording appropriate charge-offs.

The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analysis of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of potential loss experience and management’s projection of trends affecting credit quality. The increase in the dollar amount of the allowance and the percentage of the allowance is primarily attributable to an increase in loans and a general slowdown in the housing market and the general economy. Management believes that the allowance for loan losses represents Management’s best estimate of the probable credit losses inherent in the loan portfolio and is adequate to provide for losses that may be incurred on non-performing loans.

During the quarter ended September 30, 2008, loan charge-offs equaled $1.04 million while recoveries were $1.00 million resulting in net charge-offs of $43,000 or 0 basis points of total loans. Of the loans charged-off, $696,000 came from the partial write-off of a land acquisition and development loan, $116,000 came from a partial write-off of a construction loan and $94,000 came from a write-off of a business loan. The balance of the write downs came from consumer and deposit related charge-offs, e.g. overdrafts. For the first nine months of 2008, net charge-offs were $2.0 million or 16 basis points of total loans.

The following table provides summary information concerning asset quality as of and for the quarters ended September 30, 2008, and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
Non-performing loans to total assets	1.01%	0.11%
Non-performing loans to total loans outstanding	1.29	0.14
Non-performing assets to total assets	1.10	0.11
Total allowance for loan losses to non-performing loans(1)	93	774
Total allowance for loan losses to total loans(1)	1.21	1.06
Net charge-offs to total loans	0.00	0.01

(1) Total allowance for loan losses includes off-balance sheet loan commitments of $107,000 at September 30, 2008, and $142,000 at December 31, 2007.

During the third quarter, approximately $11.6 million of nonperforming loans were reduced through the assumption, by a qualified purchaser, of two loans secured by residential real estate developments located in Snohomish County. These transactions allowed Cascade to recapture approximately $1.0 million in interest income and recover $1.0 million of previously charged-off loans.

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rate by category or average earning asset or interest-bearing liability.
	For the Quarter Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest or Dividend	Yield/ Cost	Average Balance	Interest or Dividend	Yield/ Cost
ASSETS
Interest-earning assets (1)
Residential loans	$107,464	$1,589	5.91%	$90,920	$1,394	6.08%
Multifamily loans	72,658	1,223	6.68	11,849	228	7.63
Commercial real estate loans	116,273	1,962	6.69	115,629	2,011	6.90
Construction loans	375,480	7,091	7.49	333,518	7,677	9.13
Consumer loans	29,148	480	6.54	27,192	531	7.75
Business banking loans	478,869	8,266	6.85	450,379	8,504	7.49
Total loans (accruing)	1,179,892	20,611	6.93	1,029,487	20,345	7.84
Securities available-for-sale	119,456	1,616	5.37	115,786	1,426	4.89
Securities held-to-maturity	140,545	2,102	5.93	83,764	1,054	5.07
Securities held-for-trading	-	-	0.00	30,941	386	4.73
Daily interest-earning deposits	12,633	16	0.51	12,832	167	5.15
Total securities and interest-earning deposits	272,634	3,734	5.43	243,323	3,033	4.95
Total interest-earning assets	1,452,526	24,345	6.67	1,272,810	23,378	7.30
Noninterest-earning assets
Office properties and equipment, net	15,799			14,090
Other noninterest-earning assets	88,446			57,289
Total assets	1,556,771			1,344,189

LIABILITIES AND EQUITY
Interest-bearing liabilities
Savings accounts	$10,944	$14	0.50%	$13,232	$17	0.50%
Checking accounts	79,686	349	1.74	52,615	194	1.46
Money market accounts	299,411	1,617	2.14	273,915	3,040	4.40
Certificates of deposit	507,610	4,450	3.48	441,099	5,570	5.01
Total interest-bearing deposits	897,651	6,430	2.84	780,861	8,821	4.48

Other interest-bearing liabilities
FHLB advances	253,927	2,746	4.29	201,641	2,261	4.45
Securities sold under agreements to repurchase	120,935	1,618	5.31	117,478	956	3.23
Junior subordinated debentures payable	26,356	530	7.98	27,255	530	7.71
Other borrowings	30,829	184	2.36	-	-	0.00
Total interest-bearing liabilities	1,329,698	11,508	3.44	1,127,235	12,568	4.44
Other liabilities	99,137			99,093
Total liabilities	1,428,835			1,226,328
Stockholders’ equity	127,936			117,861
Total liabilities and stockholders’ equity	1,556,771			1,344,189

Net interest income (2)		$12,837			$10,810
Interest rate spread (3)			3.23			2.86
Net interest margin (4)		3.52			3.38
Average interest-earning assets to average interest-bearing liabilities	109.24%			112.91%

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

(Dollars in thousands)	Quarter Ended September 30,2008 Compared to Quarter Ended September 30, 2007 Increase (Decrease) Due to
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(38)	$251	$(18)	$195
Multifamily loans	(28)	1,160	(137)	995
Commercial real estate	(59)	11	(1)	(49)
Construction loans	(1,368)	958	(177)	(587)
Consumer loans	(82)	37	(6)	(51)
Business banking loans	(723)	534	(48)	(237)
Total loans	(2,298)	2,951	(387)	266
Securities held-for-trading	-	(366)	(3)	(369)
Securities available-for-sale	139	45	6	190
Securities held-to-maturity	180	720	131	1,031
Daily interest-earning deposits	(149)	(3)	1	(151)
Total net change in income on interest-earning assets	$(2,128)	$3,347	$(252)	$967

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$-	$(3)	$-	$(3)
Checking accounts	35	99	20	154
Money market accounts	(1,548)	281	(156)	(1,423)
Certificates of Deposit	(1,688)	833	(264)	(1,119)
FHLB advances	(81)	580	(14)	485
Securities sold under agreements to repurchase	610	28	23	661
Junior subordinated debentures payable	18	(17)	(1)	-
Other borrowings	-	-	184	184
Total net change in expenses on interest-bearing liabilities	$(2,654)	$1,801	$(208)	$(1,061)
Net increase in net interest income				$2,028

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

General

Following an after-tax charge of $11.3 million for OTTI on investments in Fannie Mae and Freddie Mac preferred securities, after the U.S. government placed these companies under Conservatorship, Cascade reported a net loss of $6.6 million or $0.55 per diluted share for the three months ended September 30, 2008, compared to net income of $3.8 million or $0.31 per diluted share during the comparable period in 2007. Third quarter net income was $4.7 million excluding the OTTI charge. Net interest income before provision for loan losses increased $2.0 million to $12.8 million for the quarter ended September 30, 2008, compared to $10.8 million for the quarter ended September 30, 2007. Total other income increased $381,000 to $2.3 million for the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007. Increases in checking fees and service fees accounted for $338,000 of the increase. Total other expenses were $24.5 million for the quarter ended September 30, 2008. The OTTI charge on Fannie Mae and Freddie Mac preferred securities accounted for $17.3 million of the expense.

Cascade reported a loss of $372,000, or $0.03 per diluted share on a fully-reported GAAP basis, compared to earnings of $11.5 million, or $0.94 per diluted share, in the first nine months of 2007.

Net Interest Income

Net interest income, before provision for loan losses, increased 18.5% or $2.0 million to $12.8 million for the three months ended September 30, 2008, compared to $10.8 million for the three months ended September 30, 2007. Average interest-earning assets increased $179.7 million or 14.2% to $1.45 billion for the three months ended September 30, 2008, compared to the same period in 2007. Average total loans increased $172.2 million to $1.20 billion and average investment securities increased $44.5 million to $275.0 million for the three months ended September 30, 2008, compared to the same quarter of the prior year.

	At or for the		At or for the
	three months ended		nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007

Average interest-earning assets	$1,452,526	$1,272,810	$1,430,815	$1,286,453
Average interest-bearing liabilities	1,329,698	1,127,235	1,294,138	1,146,488
Yield on interest-earning assets	6.67%	7.30%	6.55%	7.25%
Cost of interest-bearing liabilities	3.44	4.44	3.65	4.40
Net interest spread	3.23	2.86	2.90	2.85
Net interest margin	3.52	3.38	3.24	3.33

The net interest margin increased 14 basis points to 3.52% for the three months ended September 30, 2008, compared to the same quarter the prior year. The yield on interest-earning assets decreased 63 basis points to 6.67% for the three months ended September 30, 2008, compared to 7.30% for the three months ended September 30, 2007. The increase in interest income, yield on interest-earning assets and net interest margin were partially due to the recapture of approximately $1.0 million in additional interest income on nonperforming loans that were paid-off during the quarter. The cost of interest-bearing liabilities decreased 100 basis points to 3.44% for the three months ended September 30, 2008, compared to 4.44% for the same period in 2007, primarily due to decreased costs for deposits as deposit rates reflected the aggressive lowering of short term rates by the Federal Reserve beginning in September 2007.

Provision for Loan Losses

Cascade’s provision for loan losses was $1.3 million for the three months and $4.8 million for the nine months ended September 30, 2008. The provision for loan losses was $350,000 and $850,000 for the same periods in 2007, respectively. The increase in the provision was due to growth in the loan portfolio and a continued slowdown in the real estate market. The provision for loan losses is based on the size, composition and growth of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience.

Other Income

Total other income increased $381,000 or 21.1% to $2.3 million for the three months ended September 30, 2008, as compared to $1.9 million for the three months ended September 30, 2007. Total other income was $7.0 million and $5.8 million for the nine months ended September 30, 2008, and September 30, 2007, respectively. For the three months ended September 30, 2008, checking fees increased to $1.3 million compared to $1.0 million for the same period in the prior year due to growth in the number of accounts and increased activity fees. Loss on sale of securities was $87,000 for the three months ended September 30, 2008, compared to a gain of $28,000 for the same quarter in the prior year. Bank-owned life insurance income increased $68,000 as the Bank purchased an additional $5.0 million of insurance in December 2007.

Other Expense

Total other expenses including a $17.3 million OTTI charge were $24.5 million for the three months and $38.7 million for the nine months ended September 30, 2008, compared to $6.7 million for the three months and $19.7 million for the nine months ended September 30, 2007. Excluding the OTTI charge other expenses would have been $7.2 million and $21.3 million for the three and nine months ended September 30, 2008.

Compensation and employee benefit expenses increased $238,000 to $3.8 million during the three months ended September 30, 2008, compared to the same quarter last year. Compensation and employee benefit expense was $11.0 million for the nine months ended September 30, 2008 and $10.2 million for the same period in 2007. The increased compensation and personnel expense was primarily due to increased staffing levels from the opening of our Shoreline and Burlington branches. The remaining other expense categories (occupancy, marketing and other) totaled $3.4 million for the three months and $10.3 million for the nine months ended September 30, 2008, and $3.2 million for the three months and $9.4 for the nine months ended September 30, 2007.

Cascade had a benefit for income taxes of $4.0 million compared to a provision of $1.9 million for the quarter ended September 30, 2008 and 2007.  The tax rate for the third quarter of 2008 was 37% compared to a tax rate of 33% the prior year.

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

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loans; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of FHLB advances. In terms of commitments, as of September 30, 2008, Cascade had $80.2 million of construction loans in process, $98.3 million in unused business lines of credit and future business commitments, $37.9 million in unused consumer lines of credit including credit cards, and $16.9 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 71% of commitments at any point in time. The Bank’s business customers use approximately 50% of their credit lines at any given time. About 44% of the home equity lines of credit are drawn upon at any point. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities contributed $10.5 million to liquidity for the nine months ended September 30, 2008, and for the nine months ended September 30, 2007.

Funding needs are met through existing liquidity balances, deposit growth, FHLB advances and other borrowings including the Federal Reserve Bank, as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB deposits, which equaled $600,000 as of September 30, 2008, and $7.4 million at September 30, 2007.

Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total eligible assets or up to approximately $542.7 million at current asset levels as of September 30, 2008. At September 30, 2008, the Bank had $255.0 million in advances and an unused line of credit from the FHLB-Seattle of approximately $287.7 million subject to the ability to pledge eligible collateral. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a flexible source of funding. At September 30, 2008, the Bank had $121.0 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle, the repurchase market or sold for liquidity were $35.2 million at the end of the quarter and $11.0 million as of December 31, 2007. Commercial real estate loans totaling $367.9 million and home equity and second lien residential loans totaling $35.4 million are being used as a source of collateral at the FHLB. The Bank also has a total of $35.0 million in Fed funds lines with three correspondent banks.  Cascade did not draw on these lines during the quarter. The Bank also has a $78.2 million line of credit (based upon pledged collateral) at the Federal Reserve Bank of San Francisco. As of September 30, 2008, there was an outstanding balance of $30.0 million in short-term borrowings with the Federal Reserve discount window.

The recent turmoil in the credit markets did not have a direct impact on the Bank’s liquidity management practices. Access to the FHLB, the brokered deposit market, the Federal Reserve, and our correspondent banks remains open.

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

Capital Requirements

Cascade is subject to regulatory capital requirements at both the Bank and holding company level. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold adjusted capital levels equal to 4% of its assets and 8% of its risk-weighted assets. As of September 30, 2008, for the purposes of this calculation, the

Bank’s average total assets and total risk-weighted assets were $1.53 billion and $1.30 billion respectively. The related excess capital amounts as of September 30, 2008, are presented in the following table:

(Dollars in thousands)	Adequately Capitalized		Well Capitalized
Core capital	Amount	Percentage	Amount	Percentage
Cascade’s Tier 1 (Core) capital	$119,840	7.83%	$119,840	7.83%
Minimum requirement	61,213	4.00	91,819	6.00
Excess	$58,627	3.83%	$28,021	1.83%

Risk-based capital	Amount	Percentage	Amount	Percentage
Cascade’s Risk-based capital	$134,478	10.36%	$134,478	10.36%
Minimum requirement(1)	103,855	8.00	129,819	10.00
Excess	$30,623	2.36%	$4,659	0.36%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of September 30, 2008, which requires a core capital to assets ratio of at least 6% and a risk-based capital to assets ratio of at least 10%.

The Corporation, as a bank holding company regulated by the Federal Reserve, is subject to capital requirements that are similar to those for Cascade Bank. As of September 30, 2008, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 7.87% and a risk-based ratio of 10.40%.

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

The Bank uses a simulation model as its primary tool to measure its interest rate risk. A major focus of the Bank’s asset/liability management process is to preserve and enhance net interest income. Cascade’s Board of Directors has enacted policies that establish targets for the maximum negative impact that changes in interest rates may have on the Bank’s net interest income, the fair value of equity and adjusted capital/asset ratios under certain interest rate shock scenarios. Key assumptions are made to evaluate the change to Cascade’s income and capital to changes in interest rates. These assumptions, while deemed reasonable by Management, are inherently uncertain. As a result, the estimated effects of changes in interest rates from the simulation model will be different than actual experience.

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of September 30, 2008, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of September 30, 2008, the Bank’s fair value of equity decreases 4.1% in the up 200 basis point scenario and 15.9% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 9.0% in the up 200 basis point scenario and 7.6% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income decreases 1.7% in the up 200 basis point scenario and 8.4% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to sell virtually all 15 and 30 year fixed rate residential loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at September 30, 2008.

Type	Percentage of Portfolio
Variable	37%
Adjustable	38%
Fixed	25%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB advances. As of September 30, 2008, the entire portfolio of $249.0 million in long-term advances had original maturities greater than one year. In addition, the Bank had a short-term advance of $6.0 million at September 30, 2008. This portfolio consists entirely of advances with put provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing under certain rate conditions and on specific dates.

In addition to writing embedded options in some of its liabilities, the Bank invests in mortgage backed securities and callable GSE securities. The Bank receives higher yields in return by writing call options. The Bank models this optionality in measuring, monitoring, and managing its interest rate exposure. As of September 30, 2008, the Bank did not use any interest rate swaps, including caps, floors or collars.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of September 30, 2008. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the

Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended September 30, 2008, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II –– OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A. – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007, except that the following risk factor is added to those previously contained in the Form 10-K:

Downturns in the Western Washington real estate market could hurt our business.

Our business activities and credit exposure are concentrated primarily in Snohomish, King and Pierce Counties of Washington State .  While we do not have any sub-prime loans, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  Substantial portions of our loan portfolio consists of loans secured by real estate located in Western Washington.  During 2008, evidence of this downturn became more apparent in the markets we serve.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2008 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased	Paid per Share	Announced Plan	Under the Plan (1)
July 1, 2008	July 31, 2008	-	$-	-	300,000
August 1, 2008	August 31, 2008	-	-	-	300,000
September 1, 2008	September 30, 2008	-	-	-	300,000
Total		-	$-	-	300,000

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

On September 9, 2008, the Corporation filed a Form 8-K announcing the potential loss on the Company’s investment in Fannie Mae and Freddie Mac preferred stock, under Items 8.01 of Form 8-K.

On October 21, 2008, the Corporation filed a Form 8-K reporting an attached press release announcing earnings for the quarter ended September 30, 2009, under Items 2.02 and 9.01 of Form 8-K.

(b)	Reports on Form 8-K (continued)

On November 3, 2008, the Corporation filed a Form 8-K reporting an attached press release announcing it has received preliminary approval from the U.S. Treasury Department to participate in its Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, under Items 8.01 and 9.01 of form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

November 7, 2008	/s/ Lars H. Johnson
By: Lars H. Johnson, Executive Vice President (Chief Financial Officer)