Form 10-K
period 2008-12-31
CASCADE FINANCIAL CORP
filed 2009-03-13
CIK 928911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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
YES  ☐     NO ☑

    The aggregate market value of Common Stock held by non-affiliates of registrant at February 28, 2009 was $28.8 million (based on the last reported sale on such date). The number of shares of registrant’s Common Stock outstanding at February 28, 2009, was 12,110,434.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of Annual Report to Stockholders for the year ended December 31, 2008, including the Selected Financial Data and the Management Discussion and Analysis attached as Exhibit 13 (the “Annual Report”) (Part I, II & IV).

2.	Portions of registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) (Part III).

Cascade Financial Corporation
FORM 10-K
December 31, 2008

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

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Reform Act.  The Corporation’s actual results may differ materially from those included in the forward-looking statements.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “intend,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.”  These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption by the Corporation of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation’s results.  These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made. Readers should carefully review the risk factors described in this and other documents the Corporation files from time to time with the Securities and Exchange Commission.  There can be no assurance that any of the strategies described in this Form 10-K will be implemented, or if implemented, achieve the amounts described or within the time periods currently estimated.

Item 1.  Business

General

Cascade Financial Corporation (the “Corporation”) is a bank holding company incorporated in the state of Washington that was formed in 1994.  The consolidated entity includes the Corporation and its wholly owned subsidiaries.  At December 31, 2008, the Corporation’s wholly owned subsidiaries were Cascade Bank (“Cascade” or the “Bank”), Cascade Capital Trust I, II, and III. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington 98201.  The telephone number is (425) 339-5500 and the website is www.cascadebank.com. Information on the website is not part of this Report.

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

The Corporation conducts its business from its main office in Everett, Washington, and twenty other full-service offices in the greater Puget Sound Region. At December 31, 2008, the Corporation had total assets of $1.6 billion, total deposits of $1.0 billion and total equity of $160.1 million.

The Bank, a full-service commercial bank, offers a wide range of products and services.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to the limits specified by law.

Market Area

Headquartered in Everett, Washington, the Corporation serves its customers from twenty-one full-service offices, twelve in Snohomish County, eight in King County, and one in Skagit County. In 2007, the Bank opened a loan production office in Burlington, Washington, in Skagit County. Located in the center of the western Washington region, Snohomish and King Counties have experienced significant growth in recent years.

Our market area in King County includes the growing cities east of Seattle and Lake Washington. This area’s economy has been dominated by Microsoft and the Boeing Company, with other high technology companies also playing an important role.

Everett is the homeport of the Navy’s carrier, the USS Abraham Lincoln. The contribution that the Navy makes to the economy is not as dependent on other trends. The economy in the Corporation’s market area has been enhanced by the growth of the health care and biotechnology industries. Snohomish County and Northeast King County are home to numerous biotechnology companies.

As a gateway to Asia, the Bank’s market area has also benefited from the continued expansion of world trade.  Economic weakness in either the United States or Asia could reduce that trade. Such slowdowns in the international flow of goods and services could prove detrimental to the economy of the market area and potentially the quality of our loan portfolios.

Business Strategy

The Corporation’s business plan is to increase the Bank’s emphasis on commercial banking. The Corporation is pursuing the following strategies:

•
Increasing the percentage of its assets consisting of business and commercial real estate loans with higher risk-adjusted returns, shorter maturities and rates more sensitive to interest rate fluctuations;

•	Aggressively managing the credit administration of the Bank’s loan portfolio;

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

In addition to competition from other banking institutions, the Bank continues to experience competition from non-banking companies such as credit unions, financial services companies and brokerage firms. Many credit unions, including a large one in Cascade’s market area, have expanded their eligible membership by amending their charters.

LOAN PORTFOLIO

General.  The Bank originates business, real estate and consumer loans.  Total loans, which are net of construction loans in process, equaled $1.26 billion at December 31, 2008. Total loans were adjusted by deferred loan fees and the allowance for loan losses for a net loan balance of $1.24 billion. At December 31, 2008, $485.1 million or 39% of total loans consisted of business banking loans; $406.5 million or 32% were real estate construction loans; $123.0 million or 10% of loans consisted of commercial real estate; $30.8 million or 2% were consumer loans; $126.1 million or 10% of the Bank’s loans consisted of loans secured by one-to-four family residential properties; and $86.9 million or 7% consisted of multifamily loans.  Total loans secured by first liens on residential real estate were $213.0 million or 17% of total loans.  The Bank sells almost all of its 30 year fixed-rate loans and the vast majority of its 15 year fixed-rate loans in the secondary mortgage market.  The Bank had non-mandatory forward commitments totaling $127,000 and $0 to sell loans into the secondary market at December 31, 2008 and December 31, 2007, respectively.

Loan Portfolio Analysis.  The following table sets forth the Bank’s loan portfolio by type of loan and by type of collateral at the dates indicated.

	At December 31,
(Dollars in thousands)	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Type of Loan
Real estate mortgage
Residential (1)	$126,089	10.02%	$98,384	8.88%	$91,256	9.03%
Multifamily	86,864	6.90	11,397	1.03	34,719	3.44
Commercial real estate	122,951	9.77	120,421	10.87	119,298	11.81
Construction (2)	406,505	32.31	381,810	34.44	295,087	29.20
Business	485,060	38.55	468,453	42.28	442,391	43.78
Consumer (3)	30,772	2.45	27,688	2.50	27,686	2.74
Total loans	$1,258,241	100.00%	$1,108,153	100.00%	$1,010,437	100.00%
Less:
Deferred loan fees, net	3,069		3,724		3,434
Allowance for loan losses	16,439		11,653		10,988
Total loans, net	$1,238,733		$1,092,776		$996,015

Type of Collateral
Real estate mortgage
One-to-four family (4)	$557,760	44.33%	$501,762	45.28%	$402,415	39.83%
Multifamily	86,864	6.90	11,397	1.03	34,719	3.44
Commercial real estate	122,951	9.77	120,421	10.87	119,298	11.81
Land loans	4,407	0.35	3,984	0.36	5,094	0.50
Other	486,259	38.65	470,589	42.46	448,911	44.42
Total loans	$1,258,241	100.00%	$1,108,153	100.00%	$1,010,437	100.00%
Less:
Deferred loan fees, net	3,069		3,724		3,434
Allowance for loan losses	16,439		11,653		10,988
Total loans, net	$1,238,733		$1,092,776		$996,015

	At December 31,
	2005		2004
	Amount	Percent	Amount	Percent
Type of Loan	(Dollars in thousands)
Real estate mortgage
Residential (1)	$89,422	10.15%	$102,429	12.70%
Multifamily	52,057	5.91	92,372	11.45
Commercial real estate	141,109	16.02	178,704	22.15
Construction (2)	171,964	19.52	110,977	13.76
Business	394,034	44.75	292,117	36.21
Consumer (3)	32,160	3.65	30,125	3.73
Total loans	$880,746	100.00%	$806,724	100.00%
Less:
Deferred loan fees, net	3,443		2,695
Allowance for loan losses	10,254		9,563
Total loans, net	$867,049		$794,466

	At December 31,
(Dollars in thousands)	2005		2004
	Amount	Percent	Amount	Percent
Type of Collateral
Real estate mortgage
One-to-four family (4)	$279,652	31.76%	$231,504	28.70%
Multifamily	52,057	5.91	92,372	11.45
Commercial real estate	141,109	16.02	178,704	22.15
Land loans	6,007	0.68	3,546	0.44
Other	401,921	45.63	300,598	37.26
Total loans	$880,746	100.00%	$806,724	100.00%
Less:
Deferred loan fees, net	3,443		2,695
Allowance for loan losses	10,254		9,563
Total loans, net	$867,049		$794,466

(1)	Includes construction loans converted to permanent loans
(2)	Includes land loans
(3)	Includes home equity loans and home equity lines of credit (“HELOC”)
(4)	Includes residential home equity loans, HELOC’s and construction loans

At December 31, 2008, deferred fees were $3.1 million and the allowance for loan losses was $16.4 million.

Business Loans. Business banking loans increased from $468.5 million at December 31, 2007, to $485.1 million at December 31, 2008. Unsecured business banking loans totaled $29.8 million at December 31, 2008, compared to $25.3 million as of December 31, 2007. The Bank’s business banking loan portfolio consists primarily of commercial business loans to small and medium sized businesses operating in Snohomish and King Counties. These loans are generally secured by real estate, receivables, equipment, other assets of the business and personal property, and the personal guarantee of the borrower. These loans typically have variable-rate terms or fixed-rates with maturities of up to five years. The Bank also offers secured and unsecured operating Lines of Credit. Business banking loans are underwritten by the Bank on the basis of the borrower's cash flow, ability to service debt from earnings, and the underlying collateral value. The borrower is generally required to provide the Bank with financial statements, tax returns, current financial information on any and all guarantors, and other reports that show trends in their financial condition; and to update this information annually. Business banking loans also include owner occupied real estate loans with terms comparable to the Bank’s commercial real estate loans. In addition, as business banking activity increases, the Bank expects to expand its lower cost deposit franchise through the growth of commercial checking as a source of funding.

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

Construction Loans.  The Bank originates construction loans to fund the building of one-to-four family homes either to borrowers as custom construction loans or to builders as speculative construction loans. Construction loans generally have maturities of 12-18 months.  The interest rates charged on construction loans are typically indexed to the prime rate and vary depending on the characteristics of the loan, particularly the credit risk inherent in the project and/or the financial strength of the borrower. All construction loans require approval by various levels of Bank personnel, depending on the size of the loan. At December 31, 2008 and December 31, 2007, the Corporation’s construction loans were $406.5 million or 32.3% of the total loan portfolio and $381.8 million or 34.4% of the total loan portfolio, respectively. The construction loans are net of loans in process of $60.8 million at December 31, 2008, and $151.4 million at December 31, 2007. Of the total net construction loans, $401.7 million was to builders and developers, including $131.4 million for land acquisition and development.  An additional $1.8 million was to individuals for custom home construction and $3.0 million was for lot purchases. The Bank’s maximum outstanding commitment to one builder at December 31, 2008, totaled $21.5 million involving one construction project, which is performing in accordance with the loan terms.

Construction loans involve higher credit risks because loan funds are advanced upon the security of the project under construction that is of uncertain value before completion. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of the construction.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance additional funds to complete the development.  If upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan.  Delays may arise from labor problems, material shortages and other unpredictable contingencies in completing the project.  Furthermore, if the estimate of value of a completed project is inaccurate, the Bank may be confronted with a project with a value that is insufficient to assure full repayment. As a result, these loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.

Commercial Real Estate Loans.  Commercial real estate loans totaled $123.0 million or 9.8% of the Bank’s total loans at December 31, 2008, compared to $120.4 million or 10.9% of the portfolio at December 31, 2007. All commercial real estate loans are secured by properties in western Washington, mainly in the Puget Sound Region. Improved property including office buildings and small commercial business properties, such as strip shopping centers, secure the Bank’s commercial real estate loans. These loans are primarily adjustable-rate with a maximum term until reset on the interest rate of five years. At December 31, 2008, the largest commercial real estate loan in the Bank’s portfolio was $10.2 million, which is performing according to its terms.

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

Multifamily Loans. Multifamily loans totaled $86.9 million or 6.9% of the total loan portfolio at December 31, 2008. The multifamily portfolio is principally comprised of small to medium-size apartment projects with loan-to-value ratios usually up to 75%. All new loan originations are in the Puget Sound Region and have adjustable interest rates.

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

 One-to-Four Family Residential Loans.  At December 31, 2008, residential loans totaled $126.1 million or 10.0% of the total loan portfolio. Residential lending consists primarily of first mortgage loans secured by single-family residential properties located principally in Snohomish and King Counties. The Bank originates both fixed-rate and adjustable-rate mortgages (“ARMs”) with maturities up to 30 years. ARM loans are generally held in the Bank’s portfolio.  Newly originated ARMs have interest rates that adjust based on the One Year Constant Maturity Treasury Index after an initial fixed-rate period. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the shape of the yield curve, and the differences between the interest rates and loan fees offered for fixed-rate mortgage loans and the rates and loan fees for ARMs.

Fixed-rate residential loans are generally sold and the servicing released to one of the Bank’s correspondents.  The loans are sold on a “best efforts” basis.  The Bank no longer packages its loans to sell as mortgage-backed securities.  The Bank had $1.2 million in loans held for sale at December 31, 2008, and $129,000 in loans held for sale at December 31, 2007. Loans held for sale are not material and therefore the Bank does not include them as a separate line item on the balance sheet.

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

Consumer Loans.  The Bank’s consumer loan activities take three forms: home equity loans or lines of credit, installment loans, and Visa card loans. Home equity loans are secured by a junior lien in priority on the borrower's home. Such loans may have a combined loan-to-value ratio of up to 90% of the value of the home securing the loan. Home equity loans are fixed amount loans, which may have fixed or floating interest rates. Home equity lines of credit can be drawn upon at any time by the customer up to a specific amount.  These loans are at a floating-rate with a floor on that rate. The balance outstanding for both types of home equity loans increased to $25.2 million at December 31, 2008, as compared to $21.6 million at December 31, 2007. At December 31, 2008 and December 31, 2007, the total amount of unused lines of credit were $19.0 million and $20.4 million, respectively.  The second category of consumer loans are installment loans in which boats, automobiles, and recreational vehicles serve as collateral.  This portfolio was $5.6 million at December 31, 2008, as compared to $6.1 million outstanding at December 31, 2007. Since installment loans are secured by depreciating assets, any repossessed collateral for a defaulted loan is unlikely to provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections are dependent on the borrower’s continuing financial ability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The Loan Maturity Table

The following table sets forth information at December 31, 2008 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include deferred loan fees.  Construction loans are net of loans in process.

(Dollars in thousands)	Due in one year or less	Due in one to five years	Due after five years	Total	With variable or adjustable rate (for maturities of more than one year)	With fixed rate (for maturities of more than one year)
Business	$120,483	$156,976	$207,601	$485,060	$167,413	$197,164
Construction	221,422	156,448	28,635	406,505	171,727	13,356
Commercial real estate	3,350	35,605	83,996	122,951	116,928	2,673
Multifamily	10,067	47,933	28,864	86,864	47,710	29,087
Consumer	1,388	10,062	19,322	30,772	18,802	10,582
Residential	12,117	1,505	112,467	126,089	106,979	6,993

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

Delinquencies.  A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors.  Procedures taken with respect to delinquent loans differ depending on the particular circumstances of each loan.  The Bank’s general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 30 days.  When the loan is over 30 days delinquent, the borrower is usually contacted in writing.  Typically, the Bank will initiate foreclosure or other corrective action against the borrower when principal and interest become 90 days or more delinquent.  In most cases, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date or management considers the loan fully collectable, it is returned to accrual status.  An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectability of the loan’s principal becomes uncertain. It is intended that the Bank’s allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At December 31, 2008, and December 31, 2007, the Bank had $40.3 million and $1.5 million, respectively, of loans held on a non-accrual basis.

Allowance for Loan Losses/Nonperforming Loans

Management provides for possible loan losses by maintaining an allowance. The level of the allowance is determined based upon judgments regarding the size and nature of the loan portfolio, including concentrations of collateral type, historical loss experience, the financial condition of borrowers, the level of nonperforming loans, trends in asset classification and anticipated general economic conditions. Additions to the allowance are charged to expense. Loans are charged against the allowance when management believes the collection of principal is unlikely.  The provision for loan losses increased $5.8 million to $7.2 million for the year ended December 31, 2008. Increases in the allowance for loan losses made through provisions were primarily a result of loan growth, awareness of the greater risk inherent in business lending, the impact of the economic climate on the loan portfolio, and the continued weakening in the local housing market.

Management measures the reasonableness of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a loss rate assigned to the total loans in each type, but unallocated to any individual loan. A loss rate is also assigned to adversely classified loans under $1.0 million, but at a higher rate due to the greater risk of loss.  Adversely classified loans in excess of $1.0 million are individually analyzed to determine an estimated loss amount. Past due and impaired loans are actively managed to minimize the potential loss. Although management has allocated a portion of the allowance to the loan categories using the method described above, the adequacy of the allowance must be considered as a whole. Loan concentrations, terms, and basic underlying assumptions remain substantially unchanged but the Bank does project a slow down in the economy and the pace of financial activity.

The following table presents information with respect to the Bank’s nonperforming assets and restructured loans at the dates indicated.

(Dollars in thousands)	December 31,
	2008	2007	2006
Nonperforming loans:
Business	$1,149	$1,522	$731
Construction	38,972	—	—
Residential	155	—	—
Consumer loans	2	1	120
Total nonperforming loans	40,278	1,523	851
Real estate owned and repossessed assets	1,446	—	—
Total nonperforming assets	$41,724	$1,523	$851
Restructured loans	$910	$334	$115
Total nonperforming loans to net loans	3.20%	0.14%	0.08%
Total nonperforming loans to total assets	2.46	0.11	0.06
Total nonperforming assets to total assets	2.55	0.11	0.06

The Bank’s nonperforming assets at December 31, 2008, consisting of nonperforming loans and other real estate owned, totaled $41.7 million or 2.55% of total assets. This is an increase from $1.5 million or 0.11% of total assets at December 31, 2007, and an increase from $851,000 or 0.06% of total assets at December 31, 2006.

Loans are generally placed on non-accrual when they become past due over 90 days or when the collection of interest or principal is considered unlikely.  Loans past due over 90 days, that are not on non-accrual status, must be well secured by tangible collateral and in the process of collection. The Bank does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal and interest payments are no longer in doubt.

Nonperforming loans increased to $40.3 million at December 31, 2008, compared to $1.5 million at December 31, 2007, and $851,000 at December 31, 2006. The increase in nonperforming loans from December 31, 2007 to December 31, 2008, is due to increases in nonperforming real estate, construction and development loans. Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on nonperforming loans.

Real estate owned (REO) includes property acquired by the Bank through foreclosure.  REO is carried at the lower of the estimated fair value or the principal balance of the foreclosed loans.  Real estate owned and repossessed assets totaled $1.4 million at December 31, 2008, $0 at December 31, 2007, and $0 at December 31, 2006. The REO as of December 31, 2008 consists of three single family residences.

Interest income that would have been recognized for the years ended December 31, 2008, December 31, 2007, and December 31, 2006, had non-accrual loans been current in accordance with their contractual terms, amounted to $871,742, $111,249, and $27,175, respectively.

The following tables set forth information regarding changes in the Bank’s allowance for loan losses for the most recent five years.

(Dollars in thousands)	Years Ended December 31,
	2008	2007	2006	2005	2004
Balance at beginning of period	$11,653	$10,988	$10,254	$9,563	$7,711
Issaquah Bank balance at June 2004	—	—	—	—	1,395
Charge-Offs
Business banking	1,212	288	47	1	310
Construction/land	1,941	—	—	—	—
Residential	—	—	—	116	34
Consumer and other	632	390	367	403	97
Recoveries:	(1,282)	(135)	(148)	(266)	(223)
Net charge-offs (recoveries):	2,503	543	266	254	218
Provision for loan losses	7,240	1,350	1,000	945	675
Transfers to (from) off-balance sheet commitments	(49)	142	—	—	—
Balance at end of period	16,439	11,653	10,988	10,254	9,563
Average total loans outstanding	$1,183,072	$1,046,093	$955,692	$854,684	$691,372

Ratio of net charge-offs during the period to average loans outstanding	0.21%	0.05%	0.03%	0.03%	0.03%

Ratio of allowance for loan losses to average loans outstanding	1.39	1.11	1.15	1.20	1.38

Ratio of allowance for loan losses to total loans outstanding	1.31	1.05	1.09	1.16	1.19

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

	December 31,
(Dollars in thousands)	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Business	$3,193	38.55%	$3,824	42.28%	$7,221	43.78%
Construction	4,341	32.31	2,050	34.44	194	29.20
Commercial real estate	610	9.77	605	10.87	2,159	11.81
Multifamily	149	6.90	16	1.03	271	3.44
Consumer	333	2.45	326	2.50	605	2.74
Residential	253	10.02	205	8.88	255	9.03
Unallocated	7,560	—	4,627	—	283	—
Total allowance for loan losses	$16,439	100.00%	$11,653	100.00%	$10,988	100.00%

The provision for loan losses for the year ended December 31, 2008, totaled $7.2 million compared to $1.4 million for the year ended December 31, 2007, and $1.0 million for the year ended December 31, 2006. The increase in the provision for loan losses for the twelve-month period ended December 31, 2008, was primarily a result of loan growth, awareness of the greater risk inherent in business lending, the impact of the economic climate on the loan portfolio, and the continued weakening in the local housing market. Adversely classified loans increased to $87.3 million at December 31, 2008, from $29.1 million at December 31, 2007.

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

To manage the rate risk in the investment portfolio, limits have been established on the final maturity of securities and limits have been initiated on the price volatility of mortgage-backed securities (“MBS”) (including collateralized mortgage obligations (“CMO”)). Additionally, the Bank extends the maturities of its liabilities by offering long-term deposit products to customers, and obtaining longer term FHLB advances. As of December 31, 2008, all of the $249.0 million in advances had original maturities greater than one year and $239.0 million have remaining maturities greater than one year.

The Bank has used interest rate swaps to control the amount of its interest rate risk. In April 2007, the Bank terminated its $10.0 million in notional principal swaps used to hedge certificates of deposit. In December 2006, the Bank terminated its $10.0 million swap used to hedge its initial issuance of Trust Preferred Securities when it became likely that the changes in the fair value of the swap would need to be marked to market through the income statement due to a change in the accounting rules.

Another major component of asset/liability management is liquidity management. The Board of Directors has also established liquidity parameters that seek to assure the Bank will have sufficient liquidity to meet all its customer needs for funding and/or deposit withdrawals. Liquidity levels are monitored by the ALCO with liquidity analysis reports presented to the Board on a regular basis. The Bank seeks to diversify its funding sources to assure it maintains adequate liquidity. The ALCO also monitors and reports to the Board on the capital position of the Bank and the Corporation. Both seek to remain “well-capitalized” under FDIC and Federal Reserve guidelines.

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

	Year Ended December 31,				Year Ended December 31,
	2008 Compared to Year Ended December 31, 2007 Increase (Decrease) Due to				2007 Compared to Year Ended December 31, 2006 Increase (Decrease) Due to
(Dollars in thousands)
	Rate	Volume	Mix	Net	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(74)	$809	$(10)	$725	$406	$(219)	$(16)	$171
Multifamily loans	(128)	2,285	(206)	1,951	401	(1,621)	(227)	(1,447)
Commercial real estate loan	(372)	(31)	1	(402)	268	(1,781)	(49)	(1,562)
Construction loans	(8,103)	4,702	(1,266)	(4,667)	21	10,685	12	10,718
Consumer loans	(299)	119	(17)	(197)	16	(191)	(1)	(176)
Business banking loans	(2,457)	1,542	(112)	(1,027)	602	2,107	41	2,750
Total loans	(11,433)	9,426	(1,610)	(3,617)	1,714	8,980	(240)	10,454
Securities held-for-trading	—	(1,884)	—	(1,884)	—	1,884	—	1,884
Securities available-for-sale	333	1,047	72	1,452	272	(2,094)	(85)	(1,907)
Securities held-to-maturity	666	2,632	388	3,686	380	(384)	(32)	(36)
Daily interest-earning deposits	(806)	(667)	472	(1,001)	26	777	79	882
Total net change in income on interest-earning assets	$(11,240)	$10,554	$(678)	$(1,364)	$2,392	$9,163	$(278)	$11,277

Interest-bearing liabilities
Interest-bearing deposits	$(10,625)	$3,449	$(829)	$(8,005)	$4,269	$2,043	$332	$6,644
FHLB advances	(598)	1,394	(81)	715	(420)	(554)	21	(953)
Other borrowings	1,529	1,466	441	3,436	435	1,019	127	1,581
Total net change in expenses on interest-bearing liabilities	$(9,694)	$6,309	$(469)	$(3,854)	$4,284	$2,508	$480	$7,272
Net increase in net interest income				$2,490				$4,005

	Year Ended December 31,
	2006 Compared to Year Ended December 31, 2005 Increase (Decrease) Due to
(Dollars in thousands)
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$58	$(354)	$(4)	$(300)
Multifamily loans	111	(2,110)	(47)	(2,046)
Commercial real estate loans	407	(1,488)	(55)	(1,136)
Construction loans	1,915	6,114	1,148	9,177
Consumer loans	192	(91)	(7)	94
Business banking loans	1,648	5,670	399	7,717
Total loans	4,331	7,741	1,434	13,506
Securities available-for-sale	486	614	53	1,153
Securities held-to-maturity	87	167	2	256
Daily interest-earning deposits	15	(71)	(3)	(59)
Total net change in income on interest-earning assets	$4,919	$8,451	$1,486	$14,856

Interest-bearing liabilities
Interest-bearing deposits	$8,905	$497	$860	$10,262
FHLB advances	257	(92)	(3)	162
Other borrowings	(603)	3,158	(987)	1,568
Total net change in expenses on interest-bearing liabilities	$8,559	$3,563	$(130)	$11,992
Net increase in net interest income				$2,864

There were no loans 90 days or more past due and still accruing as of December 31, 2008. There was $420,000 in accrued interest on loans 90 days or more past due as of December 31, 2007, and no interest accrued on loans 90 days or more past due at December 31, 2006.

INVESTMENT PORTFOLIO

The Board of Directors, through the Asset/Liability Management Policy, sets the investment policy of the Bank. This policy mandates that investments will be made based on the safety of the principal amount, interest rate risk, liquidity requirements of the Bank, and the return on the investment. The Bank’s policy does not permit the purchase of non-investment grade securities. The policy permits the investment in various types of assets permissible under FDIC regulation including:  United States Treasury obligations, securities of government sponsored enterprises, mortgage-backed securities (“MBS”) including collateralized mortgage obligations (“CMOs”), state and municipal government bonds, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, investment grade corporate bonds and Federal funds. Subject to various restrictions, the Bank may also invest part of its assets in commercial paper and mutual funds, if those assets conform to FDIC regulations.

Investment securities increased 10.4% to $256.2 million at December 31, 2008, from $232.0 million at December 31, 2007. MBS (including CMOs) available-for-sale increased from $25.4 million to $42.0 million as of December 31, 2008. Agency notes available-for-sale also increased from $57.4 million to $81.4 million. MBS (including CMOs) held-to-maturity decreased from $22.5 million to $20.5 million as of December 31, 2008. Agency notes held-to-maturity also decreased from $114.0 million to $99.3 million for the year ended December 31, 2008.

The following tables set forth the Bank’s securities available-for-sale at the dates indicated.

	December 31, 2008		December 31, 2007		December 31, 2006
	Estimated	Percent of	Estimated	Percent of	Estimated	Percent of
(Dollars in thousands)	Fair Value	Portfolio	Fair Value	Portfolio	Fair Value	Portfolio
MBS	$41,852	30.86%	$25,427	26.83%	$37,747	26.48%
Agency notes	81,372	60.01	57,433	60.60	92,909	65.16
FHLB stock	11,920	8.80	11,920	12.57	11,920	8.36
Corporate/other	454	0.33	—	—	—	—
Total	$135,598	100.00%	$94,780	100.00%	$142,576	100.00%

The following table sets forth the contractual or expected maturities and weighted average yields of the Bank’s securities available-for-sale at December 31, 2008.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Estimated		Estimated		Estimated		Estimated
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
MBS	$22,345	4.32%	$19,507	5.40%	$—	—%	$—	—%
Agency notes	—	—	—	5.03	71,458	5.09	9,914	6.05
FHLB stock	—	—	—	—	—	—	11,920	—
Corporate/other	—	—	—	—	—	—	454	—
Total	$22,345		$19,507		$71,458		$22,288

The following table sets forth amortized cost and estimated fair values for the Bank’s securities held-to-maturity at the dates indicated.

	December 31, 2008			December 31, 2007			December 31, 2006
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Portfolio	Cost	Value	Portfolio	Cost	Value	Portfolio
MBS	$20,484	$20,545	16.99%	$22,556	$21,941	16.44%	$25,218	$24,338	26.04%
Agency notes	99,335	99,381	82.37	113,907	113,579	83.00	70,853	68,423	73.16
Corporate/other	775	775	0.64	775	775	0.56	775	775	0.80
Total	$120,594	$120,701	100.00%	$137,238	$136,295	100.00%	$96,846	$93,536	100.00%

The following table sets forth the contractual or expected maturities and weighted average yields of the Bank’s securities held-to-maturity at December 31, 2008.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Estimated		Estimated		Estimated		Estimated
(Dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
MBS	$—	—%	$—	—%	$8,552	4.69%	$11,993	4.80%
Agency notes	—	—	5,059	4.25	46,944	6.00	47,378	5.97
Corporate/other	—	—	—	—	—	—	775	—
Total	$—		$5,059		$55,496		$60,146

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

Deposits increased to $1.0 billion at December 31, 2008, from $904.4 million at December 31, 2007, an increase of 11.3% during this period. Deposits at December 31, 2006, were $855.4 million. The market for retail deposits remains fiercely competitive. Previously, the Bank paid rates at the higher end of the competitive range of financial institutions in its market area. In an attempt to lower the absolute and relative cost of funds, the Bank modified its deposit pricing strategy by pricing its deposits in the middle of that range.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits during the years ended December 31, 2008, 2007, and 2006.

	Average Deposits by Type
(Dollars in thousands)	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$88,185	—%	$87,284	—%	$80,457	—%
Interest-bearing demand deposits	72,817	1.65	51,021	1.46	45,039	1.46
Money market deposit	297,312	2.46	284,843	4.32	229,788	3.70
Savings	10,888	0.49	13,261	0.50	14,748	0.51
Time certificates	497,114	3.75	444,726	4.97	446,437	4.33
	$966,316		$881,135		$816,469

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity at December 31, 2008. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Jumbo Certificates of Deposit
(Dollars in thousands)
Three months or less	$272,123
Over three through six months	132,838
Over six through twelve months	37,949
Over twelve months	19,357
Total	$462,267

The flow of deposits is influenced significantly by general economic conditions, changes in money market conditions and prevailing interest rates. In addition, there is strong competition for customer dollars from other financial institutions, mutual funds and non-bank corporations, such as securities brokerage companies and other diversified companies.  The Bank’s deposits are obtained primarily from the areas in which its branches are located.  The Bank relies primarily on customer service and longstanding relationships with customers to attract and retain these deposits. In the coming year, the Bank will focus on its deposit gathering activities, especially the growth in demand deposits through its High Performance Checking program. In January 2007 the Bank launched its Business High Performance Checking Program to accelerate deposit growth. In the event the Bank were liquidated, certain depositors would be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders.

BORROWINGS

The Bank relies on advances from the Federal Home Loan Bank of Seattle (FHLB-Seattle) to supplement its supply of funds. Advances from the FHLB-Seattle are typically secured by the Bank’s first mortgage residential loans, investment securities and other eligible mortgages secured by real estate. FHLB advances were $249.0 million at December 31, 2008, compared to $231.0 million at December 31, 2007, a 7.8% increase. FHLB advances were $243.0 million at December 31, 2006.

The Bank participates in the Federal Reserve term auction facility (TAF) and had an outstanding balance of $40.0 million at December 31, 2008.

The Bank enters into repurchase agreements with its authorized dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by designated investments, primarily the notes of federal agencies and mortgage-backed securities guaranteed by those agencies. The proceeds of these transactions are used to meet the cash flow and interest rate risk management needs of the Bank. These agreements have 8-10 year final maturities.  The counterparties have the right to terminate these agreements and may if rates dramatically increase.  Repurchase agreements increased to $146.4 million at December 31, 2008, from $120.6 million at December 31, 2007.

Cascade Bank has established Fed funds borrowing lines with three of its correspondent banks. Cascade used each of these lines during the year. The Bank also has a line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2008, there were no outstanding balances in any of these lines.

The following table sets forth certain information regarding borrowings by the Bank at the end of, and during, the periods indicated.

(Dollars in thousands)	December 31,
	2008	2007	2006
Weighted average rate on:
Securities sold under agreements to repurchase	5.19%	3.23%	1.49%
FHLB advances	4.27	4.27	4.76

	Year ended December 31,
	2008	2007	2006
Maximum amount of borrowings outstanding at any month end:
Securities sold under agreements to repurchase	$147,740	$120,625	$96,007
FHLB advances	287,500	264,790	256,000

Approximate average borrowings outstanding with respect to:
Securities sold under agreements to repurchase	$124,211	$107,516	$81,284
FHLB advances	256,898	226,124	237,888

Approximate weighted average rate paid on:
Other interest-bearing liabilities*	4.92%	3.77%	3.36%
FHLB advances	4.26	4.53	4.71
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

Prior to December 31, 2003, the Trust was consolidated and was included in liabilities in the consolidated balance sheet. The common securities and debentures, along with the related income effects, were eliminated in the consolidated financial statements.

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

Personnel

At December 31, 2008, the Corporation had 216 full-time equivalent employees.  The Corporation believes that employees play a vital role in the success of a service company and that the Corporation’s relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

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

Capital Purchase Program Requirements. As an issuer of preferred stock to the U.S. Treasury under its Capital Purchase Program, which itself was a component of the Troubled Asset Relief Program, the Corporation agreed to certain terms and conditions. The issuance agreements established limitations on executive pay, requirements that the Corporation’s incentive/bonus programs do not encourage senior executive officers to take unnecessary and excessive risk, and provides for a claw back of previously paid bonuses if such payments are to be found based on materially inaccurate financial statements.  In addition, participation in the program required a modification of existing employment and/or change of control agreements with senior executive officers.

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

Loans to One Borrower.  Cascade Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20% of unimpaired capital and surplus. At December 31, 2008, the Bank had no borrowers with balances in excess of the loans-to-one-borrower limit.

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

Deposit Insurance. Effective until December 31, 2009, the limit on federal deposit insurance coverage is temporarily increased to $250,000 per depositor. On January 1, 2010, the limit will return to $100,000 per depositor and $250,000 for Individual Retirement Accounts through the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the SAIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

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

Capital Adequacy.  Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2008, the Corporation had Tier 1 capital equal to $160.1 million or 10.3% of average total assets, which is $97.9 million above the minimum leverage requirement of 4% as in effect on that date.

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

On December 31, 2008, the Bank had total risk-based capital of approximately $177.3 million, including $160.8 million in Tier I capital and $16.5 million in qualifying supplementary capital (the allowance for loan losses), and risk-weighted assets of $1.33 billion, or total capital of 13.32% of risk-weighted assets. This amount was $70.8 million above the 8% requirement in effect on that date.

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

At December 31, 2008, Cascade was a “well-capitalized” institution under the prompt corrective action regulations of the FDIC and the Federal Reserve Board.

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

The discussion hereafter sets forth some of the more important risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or elsewhere in this or other of our reports filed with or furnished to the SEC, also could adversely affect our business or results. Cascade cannot assure you that the risk factors described below or elsewhere in this document are a complete set of all potential risks that it may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this report. See “Forward-Looking Statements.”

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

On Oct. 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) in response to the current crisis in the financial sector. The U.S. Department of the Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect Cascade’s business, financial condition, results of operations, access to credit or the value of Cascade’s securities.

Cascade’s issuance of securities to the United States Treasury may limit our ability to return capital to shareholders and is dilutive to the holders of our common stock.

In connection with our sale of Series A Preferred to the U.S. Treasury, Cascade also issued to Treasury a warrant to purchase approximately 863,442 shares of our common stock. The terms of the transaction with Treasury will result in limitations on our ability to pay dividends and repurchase our shares. Until November 21, 2011 or until Treasury no longer holds any shares of the Series A Preferred, Cascade will not be able to increase dividends above current levels ($0.045 per share of common stock on a quarterly basis) nor repurchase any of our shares without Treasury approval, with limited exceptions, most significantly purchases in connection with benefit plans. In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Series A Preferred. These restrictions, as well as the dilutive impact of the warrant, may have a negative effect on the market price of our common stock.

Unless Cascade is able to redeem the Series A Preferred prior to February 15, 2014, the cost of this capital will increase substantially on that date, from 5.00% (approximately $1.95 million annually) to 9.00% (approximately $3.16 million annually). Depending on our financial condition at the time, this increase in dividends on the Series A Preferred could have a negative effect on our liquidity.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources or, if our or our banking subsidiary’s capital ratios fall below the required minimums, we or our banking subsidiary could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

You may not receive dividends on the common stock.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. Further, the terms of the Series A Preferred limit our payment of dividends on common stock, as described above. This could adversely affect the market price of our common stock.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

We are experiencing increasing loan delinquencies and credit losses and we increased our provision for loan losses in 2008, which adversely affected our results of operations. If current adverse conditions in the housing and real estate markets and the economy continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, if a prolonged recession occurs we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations. We may elect to make further increases in our provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which also could have a material adverse effect on our financial condition and results of operations.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments in the sub-prime mortgage market and the securitization markets for such loans, and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may experience future goodwill impairment.

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. The valuation of goodwill is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Western Washington market in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

If our allowance for loan losses is not sufficient to cover actual loan losses or if we are required to increase our provision for loan losses, our results of operations and financial condition could be materially adversely affected.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Material additions to the allowance or increases in our provision for loan losses could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk, which is the primary market risk affecting our financial performance. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, origination volume and overall profitability. We currently believe that declining interest rates will adversely affect our results of operations.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Our investment portfolio includes securities that are sensitive to interest rates and variations in interest rates may adversely impact our profitability.

Our securities portfolio includes securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, and other securities which are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of stockholders’ equity until realized upon sale. As a result, future interest rate fluctuations may impact stockholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition, profitability and prospects.

Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Cascade Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Cascade Bank. The availability of dividends from Cascade Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Cascade Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If Cascade Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Cascade Bank would adversely affect our business, financial condition, results of operations and prospects.

Cascade’s Controls and Procedures May Fail or be Circumvented.

Management regularly reviews and updates Cascade’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of Cascade’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Cascade’s financial condition and results of operations.

Cascade May be Required to Pay Significantly Higher Federal Deposit Insurance Corporation (FDIC) Premiums in the Future.

The Bank may be required to pay significantly higher FDIC insurance premiums due to the Bank’s participation in the FDIC’s Temporary Liquidity Guarantee Program and other EESA programs and because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. Any increase in insurance premiums will reduce the profitability of Cascade.

Cascade Continually Encounters Technological Change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Cascade’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Cascade’s operations. Many of Cascade’s competitors have substantially greater resources to invest in technological improvements. Cascade may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on Cascade’s financial condition and results of operations.
Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Corporation owns nine full service branch locations and leases twelve full service locations. Owned offices range in size from 3,500 to 52,000 square feet and have a total net book value at December 31, 2008, including leasehold improvements, furniture and fixtures, of $15.5 million. The Corporation leases approximately 5% of its main office, approximately 25% of its Marysville office, and 50% of its Issaquah West office to non-affiliated parties.  See Note 5 of the Notes to the Consolidated Financial Statements contained in the Annual Report which is listed in Item 15.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Cascade Financial Corporation’s common stock is traded on the NASDAQ/Global Select Market under the symbol CASB. The table below indicates the high/low trading range of Cascade stock over the last eight quarters:

Quarter Ended	High	Low
March 31, 2007	$18.25	$16.61
June 30, 2007	17.54	15.65
September 30, 2007	16.75	14.33
December 31, 2007	16.32	12.80

March 31, 2008	$14.36	$11.88
June 30, 2008	12.18	6.51
September 30, 2008	9.62	5.62
December 31, 2008	7.98	4.89

(b)
Cascade Financial Corporation has two classes of stock outstanding, which are preferred and common stock.  On November 24, 2008, Cascade completed its $39 million capital raise as a participant in the U.S. Treasury Department’s Capital Purchase Program.  Under the terms of the transaction the company issued 38,970 shares of Series A Fixed-Rate Cumulative Perpetual Preferred Stock, and a warrant to purchase 863,442 shares of the company’s common stock at an exercise price of $6.77 per share.  At December 31, 2008, there were 12,071,032 common shares outstanding which were held of record by approximately 2,600 shareholders.

(c)	The Table below indicates the cash dividends paid on each share of its common stock for the past two years:

Quarter Ended	Dividend Declared	Record Date	Payment Date
December 2006	$0.080	1/11/07	1/25/07
March 2007	0.080	4/11/07	4/25/07
June 2007	0.080	7/11/07	7/25/07
September 2007	0.090	10/10/07	10/24/07

December 2007	$0.090	1/10/08	1/24/08
March 2008	0.090	4/11/08	4/23/08
June 2008	0.090	7/14/08	7/28/08
September 2008	0.045	10/15/08	10/29/08

Issuer Purchases of Equity Securities
		2008 PLAN		Total Number	Maximum Number
				of Shares Purchased	of Shares that may
Period		Total Number	Average Price	as Part of Publicly	Yet be Purchased
Beginning	Ending	of Shares Purchased	Paid per Share	Announced Plan	Under the Plan (1)
June 1, 2008	June 30, 2008	-	$-	-	300,000
July 1, 2008	July 31, 2008	-	-	-	300,000
August 1, 2008	August 31, 2008	-	-	-	300,000
September 1, 2008	September 30, 2008	-	-	-	300,000
October 1, 2008	October 31, 2008	-	-	-	300,000
November 1, 2008	November 30, 2008	-	-	-	300,000
December 1, 2008	December 31, 2008	-	-	-	300,000
Total		-	$-	-	300,000

During the period presented there were no shares purchased.

1) In May 2008, the Corporation announced a new stock repurchase plan to purchase up to 300,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2009.

Shareholder Return Performance Graph

The following graph compares the Company's cumulative shareholder return on its common stock with the return on the NASDAQ Composite Index and a peer group of the NASDAQ's OTC Bank Index. Total return assumes (i) the reinvestment of all dividends and (ii) the value of the investment in the Company's common stock and each index was $100 at the close of trading on December 31, 2003.
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Cascade Financial Corporation	100.00	97.01	91.59	110.10	87.72	34.96
NASDAQ Composite Index	100.00	108.57	110.08	120.56	132.39	78.72
NASDAQ Bank Index	100.00	110.99	106.18	118.34	91.85	69.88

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Corporation's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management effective December 31, 2008. The Corporation's Chief Executive Officer and Chief

Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (“the SEC’s”) rules and forms.

(b)
Changes in Internal Controls: In the year ended December 31, 2008, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Management assessed the Corporation’s internal control over financial reporting presented in conformity with both U.S. generally accepted accounting principles and call report instructions as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Corporation maintained effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and call report instructions.  Management also believes that there was satisfactory compliance during 2008 with the designated laws and regulations.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, listed in Item 15, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.

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

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

Name	Age (a)	Position
Carol K. Nelson (b)	53	President, Chief Executive Officer and Director of Cascade Bank and Cascade Financial Corporation

Robert G. Disotell	54	Executive Vice President, Chief Credit Officer

Steven R. Erickson(b)	53	Executive Vice President, Real Estate Lending

Lars H. Johnson(b)	55	Executive Vice President, Chief Financial Officer

LeAnne M. Harrington	39	Executive Vice President, Chief Administrative Officer

Debbie E. McLeod	43	Executive Vice President, Retail Banking

(a)      At December 31, 2008.
(b)      Officer of the Corporation and Bank.

The principal occupation of each executive officer of the Corporation and Bank is set forth in the Proxy Statement or below. There are no family relationships among or between the executive officers listed above.

CAROL K. NELSON was appointed Chief Executive Officer of the Company commencing May 1, 2002.  She has served as President of the Company and President and Chief Executive Officer of the Bank since February 2001.  She was previously Senior Vice President and Northern Region Executive of Bank of America from 1996 to 2001.  Ms. Nelson holds a Bachelor’s degree in Business Finance and a Master’s degree in Business Administration from Seattle University.  Ms. Nelson serves on the Board of Directors of the Seattle Branch of the Federal Reserve Bank of San Francisco, the Washington Roundtable, the Washington State Major League Baseball Stadium Public Facilities District, Premera Blue Cross and the Washington Bankers Association where she recently concluded a successful year as chair.  She also serves as a Trustee for Seattle University.  In 2007, Ms. Nelson was appointed to chair the Governor’s Task Force on Homeowner Security.  Ms. Nelson serves as Vice Chair of the Company’s Executive Committee and as a member of the Bank’s Loan Committee.  She is a resident of Edmonds, Washington.

ROBERT G. DISOTELL has been employed by Cascade Bank since 1977 and has served as Executive Vice President of the Credit Administration Division and Chief Credit Officer since February 2001. He is responsible for managing Credit Underwriting, Special Assets, Loan Servicing and Credit Operations including overseeing the credit quality of the Bank’s loan portfolios.  Mr. Disotell has managed a variety of business groups in his tenure at Cascade, including Mortgage Banking, Secondary Marketing, Retail Banking, and Community Reinvestment Act (CRA) activities. Mr. Disotell is a resident of Arlington, Washington.

STEVEN R. ERICKSON is the Executive Vice President and Commercial Banking Executive for the Bank. He is responsible for managing commercial and income property lending and serves as the Assistant Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board for Big Brothers and Big Sisters of Snohomish County, Advisory Board Member for Snohomish County’s Pre-Diversion Program, and past board member of the Boys and Girls Club of Snohomish County.  He is a resident of Marysville, Washington.

LARS H. JOHNSON is the Executive Vice President, Chief Financial Officer of the Bank and Corporation and also serves as the corporate secretary.  Mr. Johnson joined Cascade in April 2000.  Mr. Johnson has 33 years of financial management experience, including 16 years with the Federal Home Loan Bank of Seattle. He serves as Treasurer of the Downtown Everett Association. Mr. Johnson is a resident of Edmonds, Washington.

LEANNE M. HARRINGTON is the Executive Vice President and Chief Administrative Officer for the Bank.  She has 22 years of banking experience starting with Rainier Bank and Bank of America, where she served as Vice President and Region Service Manager. Ms. Harrington joined Cascade in February 2001. She is a 2006 graduate of Pacific Coast Banking School and a member of the Board for the Snohomish County Red Cross. Ms. Harrington is a resident of Everett, Washington.

DEBBIE E. McLEOD is Executive Vice President of Retail Banking for the Bank.  Ms. McLeod joined Cascade Bank in February 2001.  She has over 20 years of commercial banking experience and was previously Vice President and Northern Region Sales Manager for Bank of America. Ms. McLeod is the current Board Chair for United Way of Snohomish County and she serves on the Board of the United Way of Skagit County. Ms. McLeod resides in Burlington, Washington.

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

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “INDEPENDENT AUDITORS” of the Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1)(2)	Reports of Independent Registered Public Accounting Firm Consolidated Financial Statements
		(a)	Consolidated Balance Sheets at December 31, 2008, and December 31, 2007.
		(b)	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.
		(c)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.
		(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.
		(e)	Notes to Consolidated Financial Statements.

All schedules have been omitted, as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Exhibit No.	Exhibit
3.1(i)	Articles of Incorporation of Cascade Financial Corporation (incorporated by reference to exhibit A to the definitive proxy statement filed on March 26, 2003 (File No. 000-25286)).
3.2(i)
Amendment to the Articles of Incorporation of Cascade Financial Corporation, including Statement of Designations for the Series A Preferred Stock (incorporated by reference to the registrant’s Form 8-K/A filed November 26, 2008 (File No. 000-25286)).

3.3(ii)	Bylaws of Cascade Financial Corporation (incorporated by reference to the registrant’s registration statement on Form S-4 filed March 31, 2004 (File No. 333-114087)).
3.4(ii)	Amendment to the Bylaws of Cascade Financial Corporation (incorporated by reference to the Corporation’s Form 8-K filed September 27, 2005 (File No. 0-25286)).
4.1	Form of Series A Preferred Stock Certificate (incorporated by reference to the Corporation’s Form 8-K/A filed November 26, 2008 (File No. 000-25286)).
4.2	Warrant to purchase 863,442 shares of Common Stock issued on November 21, 2008 (incorporated by reference to the registrant’s Form 8-K/A filed November 26, 2008 (File No. 000-25286)).
10.1	Cascade Financial Corporation 1994 Employee Stock Purchase Plan (Incorporated by reference to the Corporation’s Registration Statement on Form S-4 (File No. 33-83200)).
10.2	Cascade Financial Corporation 1992 Stock Option and Incentive Plan (Incorporated by reference to the Corporation’s Form 10-KSB for the period ending June 30, 1995).
10.3	Cascade Financial Corporation Employee Stock Ownership Plan (Incorporated by reference to the Corporation’s Annual Report on Form 10-KSB for the period ending June 30, 1995).
10.4	Cascade Financial Corporation 1997 Stock Option Plan (Incorporated by reference to Appendix E to the Prospectus included in the Corporation’s Registration Statement on Form S-4 (File No. 333-24203)).
10.5	Cascade Financial Corporation 1997 Elective Equity Plan. (Incorporated by reference to Exhibit 10.7 of the Corporation’s Form 10-K for the period ending December 31, 2001).
10.8	Cascade Bank Non-Qualified Deferred Compensation Plan dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed January 16, 2008 (File No. 000-25286)).
10.9
Letter Agreement, dated November 21, 2008, including Securities Purchase Agreement – Standard Terms, between the Company and the United States Department of the Treasury (Incorporated by reference to the Corporation’s Form 8-K/A filed November 26, 2008 (File No. 000-25286)).

10.10
Form of Agreement to Amend Compensation Agreements with Senior Executive Officer, executed by Carol K. Nelson, Lars H. Johnson, Robert G. Disotell, LeAnne M. Harrington, Debbie E. McLeod, and Steven R. Erickson (Incorporated by reference to the Corporation’s Form 8-K/A filed November 26, 2008 (File No. 000-25286)).

13	Cascade Financial Corporation December 31, 2008 Annual Report to Stockholders, including the Selected Financial Data and Management Discussion and Analysis.
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On October 21, 2008, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the third quarter ended December 31, 2008, under Items 2.02 and 9.01 of Form 8-K.

On September 9, 2008, the Corporation filed a Form 8-K announcing the potential loss on the Company’s investments in Fannie Mae and Freddie Mac preferred stock, under Items 8.01of Form 8-K.

On November 3, 2008, the Corporation filed a Form 8-K announcing preliminary approval from the U.S. Treasury Department to participate in its Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, under Items 8.01 and 9.01 of Form 8-K.

(b)   Reports on Form 8-K (continued)

On November 25, 2008, the Corporation filed a Form 8-K announcing that the company had completed its $39 million capital raise as a participant in the U.S. Department of the Treasury’s Capital Purchase Program, under Items 1.01, 3.02, 3.03, 5.02 and 5.03 of Form 8-K.

On November 26, 2008, the Corporation filed a Form 8-K/A amending the current report on Form 8-K reporting the Company’s participation in the U.S. Department of the Treasury’s Capital Purchase program which was filed on November 25, 2008 but inadvertently failed to attach the required exhibits, under Item 9.01of Form 8-K/A.

On December 19, 2008, the Corporation announced that the Company filed a shelf registration statement on Form S-3. The shelf registration statement, when declared effective by the SEC, registers the shares of series A preferred and the warrant the Company issued to the U.S. Treasury on November 21, 2008 for $38,970,000, and the 863,442 shares of common stock reserved for exercise of the warrant, and will allow the Company to raise up to $60 million of additional capital from time to time, through the sale of common stock, preferred stock, senior debt securities, subordinated debt securities, purchase contracts, units, warrants and rights, under Item 8.01 of Form S-3.

On January 27, 2009, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the fourth quarter ended December 31, 2008, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE FINANCIAL CORPORATION
Date: March 12, 2009	By:	/s/ Carol K. Nelson
Carol K. Nelson
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lars H. Johnson	By:	/s/ D. R. Murphy
	Lars H. Johnson Executive Vice President (Chief Financial Officer)		D. R. Murphy Chairman
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ David W. Duce	By:	/s/ Ronald E Thompson
	David W. Duce Director		Ronald E. Thompson Director
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ Janice Halladay	By:	/s/ G. Brandt Westover
	Janice Halladay Director		G. Brandt Westover Director
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ Craig Skotdal	By:	/s/ Dwayne Lane
	Craig Skotdal Director		Dwayne Lane Director
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ David O’Connor	By:	/s/ Richard Anderson
	David O’Connor Director		Richard Anderson Director
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ Katherine M. Lombardo	By:	/s/ Jim Gaffney
	Katherine M. Lombardo Director		Jim Gaffney Director
Date:	March 12, 2009	Date:	March 12, 2009