Form 10-Q
period 2009-03-31
CASCADE FINANCIAL CORP
filed 2009-05-04
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

(425) 339-5500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer”, or a “smaller reporting company”. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common Stock ($.01 par value)	12,110,434

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2009

PART I –– FINANCIAL INFORMATION
Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands, except share and per share amounts)	March 31,	December 31,
	2009	2008
ASSETS
Cash on hand and in banks	$10,267	$11,859
Interest-earning deposits in other institutions	42,166	10,907
Fed funds sold	-	30,700
Securities available-for-sale, fair value	196,391	123,678
Federal Home Loan Bank (FHLB) stock	11,920	11,920
Securities held-to-maturity, amortized cost	76,195	120,594
Loans, net of allowance for loan losses and deferred loan fees	1,223,079	1,238,733
Goodwill	24,585	24,585
Core deposit intangible, net	458	493
Premises and equipment, net	15,413	15,463
Cash surrender value of bank-owned life insurance (BOLI)	23,860	23,638
Deferred tax asset	11,984	9,828
Real estate owned (REO) and other repossessed assets	9,082	1,446
Accrued interest receivable and other assets	13,938	13,475
TOTAL ASSETS	$1,659,338	$1,637,319

LIABILITIES
Deposits	$1,015,363	$1,006,782
FHLB advances	249,000	249,000
Securities sold under agreements to repurchase	146,495	146,390
Federal Reserve Bank (FRB) TAF borrowing	60,000	40,000
Junior subordinated debentures payable	15,465	15,465
Junior subordinated debentures payable, fair value	8,720	10,510
Advance payments by borrowers for taxes and insurance	1,322	515
Dividends payable	365	759
Accrued interest payable, expenses and other liabilities	6,442	7,776
TOTAL LIABILITIES	1,503,172	1,477,197

STOCKHOLDER’S EQUITY
Preferred stock, no par value, authorized 38,970 shares; Series A (liquidation preference $1,000 per share); issued and outstanding 38,970 at March 31, 2009, and December 31, 2008	36,721	36,616
Preferred stock, $.01 par value, authorized 500,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 12,110,434 shares at March 31, 2009, and 12,071,032 shares at December 31, 2008	121	121
Additional paid-in capital	40,906	40,781
Retained earnings, substantially restricted	75,423	80,875
Warrants issued to US Treasury	2,389	2,389
Accumulated other comprehensive income (loss), net of tax	606	(660)
TOTAL STOCKHOLDERS’ EQUITY	156,166	160,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,659,338	$1,637,319

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended March 31,
(Dollars in thousands, except share and per share amounts)	2009	2008
Interest income:	(unaudited)
Loans	$18,215	$19,308
Securities available-for-sale	1,875	1,527
FHLB dividends	-	30
Securities held-to-maturity	1,310	2,084
Interest-earning deposits	10	65
Total interest income	21,410	23,014
Interest expense:
Deposits	4,956	7,966
FHLB advances	2,656	2,740
Securities sold under agreements to repurchase	2,103	1,303
Federal Reserve Bank borrowings	46	-
Junior subordinated debentures	530	530
Total interest expense	10,291	12,539
Net interest income	11,119	10,475
Provision for loan losses	13,875	2,390
Net interest (loss) income after provision for loan losses	(2,756)	8,085
Other income:
Checking fees	1,112	1,036
Service fees	249	231
Increase in cash surrender value of BOLI	239	260
Net gain on sales/calls of securities available-for-sale	-	359
Net gain on calls of securities held-to-maturity	118	105
Gain on sale of loans	39	37
Net gain on fair value of financial instruments	1,790	305
Loss on real estate owned	(54)	-
Other	117	121
Total other income	3,610	2,454
Other expenses:
Compensation and employee benefits	3,605	3,641
Occupancy	1,049	952
Marketing	250	238
Other than temporary impairment (OTTI) on investments	858	-
Other	2,811	2,104
Total other expenses	8,573	6,935
(Loss) income before (benefit) provision for federal income taxes	(7,719)	3,604
(Benefit) provision for federal income taxes	(2,902)	990
Net (loss) income	(4,817)	2,614
Dividends/senior preferred stock	482	-
Net (loss) income available for common stockholders	$(5,299)	$2,614

Net (loss) income per common share, basic	$(0.44)	$0.22
Weighted average number of shares outstanding, basic	12,100,584	12,035,806
Net (loss) income per share, diluted	$(0.44)	$0.21
Weighted average number of shares outstanding, diluted	12,100,584	12,206,374
Dividends declared per share	$0.01	$0.09
See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three months Ended
(Dollars in thousands)	March 31,
	2009	2008
Net (loss) income	$(4,817)	$2,614
Unrealized (loss) gain on securities available-for-sale, net of tax (benefit) expense of $682 and $(226) for the three months ended March 31, 2009, and 2008, respectively.	1,266	(421)
Reclassification adjustment for gains on securities included in net income, net of tax provision of $0 and $126 for the three months ended March 31, 2009, and 2008, respectively.	-	233

Comprehensive (loss) income	$(3,551)	$2,426

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net (loss) income	$(4,817)	$2,614
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	564	497
Provision for losses on loans	13,875	2,390
Increase in cash surrender value of BOLI	(222)	(232)
Amortization of retained servicing rights	8	11
Amortization of core deposit intangible	35	35
Deferred federal income taxes	(2,838)	(219)
Deferred loan fees, net of amortization	(295)	(2)
Gain on sale of loans	(39)	(37)
Stock-based compensation	61	51
Excess tax benefit from stock-based payments	(4)	-
Net gain on fair value of financial instruments	(1,790)	(305)
Gain on sales/calls of securities available-for-sale	-	(359)
Gain on calls of securities held-to-maturity	(118)	(105)
Net decrease (increase) in accrued interest receivable, REO and other assets	492	(92)
Net decrease in accrued interest payable, expenses and other liabilities	(1,728)	(557)
Other than temporary impairment on investments	858	-
Net cash provided by operating activities	4,036	3,690

Cash flows from investing activities:
Loans originated, net of principal repayments	(5,582)	(46,407)
Net purchases of securities available-for-sale	(78,011)	(98,951)
Proceeds from sales/calls of securities available-for-sale	3,750	63,851
Principal repayments on securities available-for-sale	2,639	520
Net purchases of securities held-to-maturity	-	(57,763)
Proceeds from calls of securities held-to-maturity	43,500	60,050
Principal repayments on securities held-to-maturity	1,017	483
Purchases of premises and equipment	(515)	(1,559)
Net change in investment in Community Reinvestment Act (CRA) – low income housing	(500)	108
Net cash used in investing activities	(33,702)	(79,668)

Subtotal, carried forward	$(29,666)	$(75,978)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Subtotal, brought forward	$(29,666)	$(75,978)

Cash flows from financing activities:
Proceeds from issuance of common stock	132	221
Dividends paid	(998)	(1,082)
Excess tax benefits from stock-based payments	4	-
Net increase in deposits	8,581	46,579
Net increase in FHLB advances	-	18,000
Net increase in securities sold under agreements to repurchase	105	8
Net increase in Federal Reserve TAF borrowing	20,000	20,000
Net decrease in advance payments by borrowers for taxes and insurance	807	213
Net cash provided by financing activities	28,631	83,939
Net (decrease) increase in cash and cash equivalents	(1,035)	7,961

Cash and cash equivalents at beginning of period	53,466	14,530
Cash and cash equivalents at end of period	$52,433	$22,491

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$10,587	$13,193
Federal income taxes	350	200

Supplemental schedule of non-cash investing activities:
Change in unrealized gain on securities available-for-sale, net of tax	(1,266)	(421)
Dividends declared – Common stock	121	1,084
Dividends declared – Preferred stock	244	-
Loans transferred to REO and other repossessed assets	7,690	154

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

1.	Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its operating subsidiary, Cascade Bank (the “Bank” or “Cascade”). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2008, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2008 Annual Report on Form 10-K.

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

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the SFAS No. 141(R) for reporting as of March 31, 2009, had no affect on the Corporation’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  SFAS 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financialinterest in its subsidiary be accounted for consistently. SFAS 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.  The Corporation does not have a noncontrolling interest in one or more subsidiaries. The adoption of the SFAS No. 160 for reporting as of March 31, 2009, did not have a material impact on the Corporation’s consolidated financial statements.

In May 2008, The FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the initial application of SFAS No. 162 will not have an impact on our financial statements.

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant's estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made.  This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Corporation’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Corporation’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Corporation’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Corporation’s statement of operations and balance sheet.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Corporation’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Corporation’s consolidated financial statements.

4. Other than temporary impairment (OTTI) on investments

At March 31, 2009, the Corporation owned preferred shares issued by Fannie Mae ($10.2 million par value) and Freddie Mac ($10.0 million par value). On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that it was placing Fannie Mae and Freddie Mac under conservatorship and would eliminate dividends on Fannie Mae and Freddie Mac common and preferred stock. The Corporation recorded a pre-tax OTTI charge of $17.3 million, resulting in a charge net of taxes of $11.3 million to third quarter 2008 earnings. As of March 31, 2009, the Corporation adjusted the value of these securities from $1.3 million to $436,000, which resulted in an additional OTTI charge of $858,000 taken in the first quarter of 2009.

5.           Stockholders’ Equity
a)	Earnings per Share

The following table presents the computation of basic and diluted net (loss) income per common share for the periods indicated:
	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2009	2008
Numerator:
Net (loss) income	$(4,817)	$2,614
Dividend on preferred stock	482	-
Net (loss) income available for common stockholders	$(5,299)	$2,614

Denominator:
Denominator for basic net income per common share – Weighted average common shares	12,100,584	12,035,806

Effect of dilutive stock options	-	170,568

Denominator for diluted net income per common share - Weighted average common shares and assumed conversion of dilutive stock options	12,100,584	12,206,374

Basic net (loss) income per common share	$(0.44)	$0.22
Diluted net (loss) income per common share	$(0.44)	$0.21

For the quarters ended March 31, 2009 and 2008, there were anti-dilutive options to purchase shares of 656,883 and 241,266 respectively, excluded from the above calculation.

b)	Dividends

On March 26, 2009, the Corporation announced its twenty-seventh consecutive quarterly cash dividend payment. The dividend was $0.01 per share and was paid on April 29, 2009, to shareholders of record as of April 15, 2009. The Corporation entered into an agreement with the Treasury to participate in the TARP Capital Purchase Program on November 21, 2008.  Prior to that date the Corporation had paid a quarterly dividend of $0.045.  The Corporation’s ability to increase its quarterly common dividend above $0.045 in future periods is restricted as long as the Corporation is a participant in the TARP Capital Purchase Program.

c)	Stock-based Compensation

Compensation expense related to stock-based compensation was $63,000 for the three months ended March 31, 2009, and $51,000 for the three months ended March 31, 2008.

Changes in total options outstanding for the three months ended March 31, 2009, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2008	656,883	$10.41	5.07	$153,385
Granted	-	-
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding on March 31, 2009	656,883	$10.41	4.82	$-

Exercisable on March 31, 2009	499,265	$9.40	3.81	$-

The unrecognized share-based compensation cost on unvested options at March 31, 2009, was $191,760, which will be recognized over the estimated average requisite service period of the options of approximately five years.

Options are granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options are granted. The options granted have a term of 10 years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.

The total options authorized at March 31, 2009, were 1,101,040. No options were granted nor exercised during the three months ended March 31, 2009.

Historical information is the primary basis for the selection of the expected volatility, projected dividend yield and expected lives of the options. The Bank uses historical information for its key assumptions. The Bank has collected a long history of option activity and believes that this historical information presents the best basis for future projections related to expected term. The risk-free interest rate was selected based upon U.S. Treasury issues with a term equal to the expected life of the option being valued at the time of the grant.

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

(d)        Emergency Economic Stabilization Act of 2008 and Troubled Asset Relief Program

In response to the financial crises affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (the “Act”) was enacted on October 3, 2008. In conjunction with the Act and the Troubled Asset Relief Program (TARP), the U.S. Treasury Department announced the voluntary Capital Purchase Program (CPP) to assist financial institutions and increase lending to United States businesses and consumers. Pursuant to the program, the Treasury was authorized to purchase up to $250 billion of preferred stock and receive warrants to purchase common stock from qualifying institutions.

On November 21, 2008, the Corporation completed its $39 million capital raise as a participant in the U.S. Treasury Department’s Capital Purchase Program.  Under the terms of the transaction the Corporation issued 38,970 shares of Series A Fixed-Rate Cumulative Perpetual Preferred Stock and a warrant to purchase 863,442 shares of the Corporation’s common stock at an exercise price of $6.77 per share. The additional capital will enhance our capacity to support the communities we serve through expanded lending activities. This capital will also add flexibility in considering strategic opportunities that management believes may be available to us as the financial services industry continues to consolidate.

The preferred shares issued under the CPP carry a 5% dividend for the first five years that increases to 9% thereafter. As a condition for participating in the CPP, the Corporation has accepted limitations on executive compensation and benefits. These limitations are explained in greater detail in the Corporation’s most recent proxy statement filed with the SEC on March 23, 2009.

6.	Non-Qualified Deferred Compensation Plan

The Corporation has adopted the Cascade Bank Non-Qualified Deferred Compensation Plan (the “Plan”) dated February 1, 2008.  The Plan is an unfunded, non-qualified deferred compensation plan designed to provide directors and a select group of management and highly compensated employees of the Bank an opportunity to defer a portion of their salary and incentives. The Bank may also, in its sole discretion, make contributions to accounts on behalf of any and all eligible persons. For the quarter ended March 31, 2009, eligible participants contributed $16,000 to the Plan. There have been no contributions made by Cascade Bank as of March 31, 2009.

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

Determination of fair market values:

Available-for-sale securities are priced using quoted prices (unadjusted) for identical assets in active markets (Level 1) or through matrix pricing based on securities’ relationship to other benchmark quoted prices (Level 2).

The Corporation has issued $10 million (of the $25 million outstanding) of junior subordinated debentures payable that are subject to fair value accounting. These debentures are priced using discounted cash flows to the expected redemption date on the date of valuation based on the current yield on similar securities of a bank holding company and are considered a Level 3 measurement.

Fair value adjustments to impaired collateral dependent loans are sometimes recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions concerning the amount and timing of the cash flows associated with that loan.

Fair value adjustments to real estate owned (REO) and other repossessed assets are recorded at the lower of carrying amount of the loan or fair value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Those adjustments are categorized as a loss on real estate owned.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and the total gains from these fair value adjustments for the three months ended March 31, 2009.
(Dollars in thousands)	Fair Value at March 31, 2009				Three months ended March 31, 2009
Assets	Level 1	Level 2	Level 3	Total	Total Gains
Available-for-sale securities	$436	$195,955	$-	$196,391	$-
Liabilities
Junior subordinated debentures payable	$-	$-	$8,720	$8,720	$1,790

The change in fair market value of the junior subordinated debentures payable is recorded as a component of other income. For the quarter ended March 31, 2009, the Corporation opted to use a different reference bond to determine the fair value for Capital Trust I.  Previously, the Corporation had used another reference security to determine a fair value for Capital Trust I.  The institution previously used has recently had a number of issues that impacted its credit worthiness and rendered this security as an inappropriate reference.

The following table presents the fair value adjustments for the junior subordinated debentures payable which use significant unobservable inputs (Level 3) for the quarter ended March 31, 2009.
(Dollars in thousands)	Fair value measurements using significant unobservable inputs (Level 3)
Beginning balance	$10,510
Total gains recognized	1,790
Ending balance	$8,720

The following table presents the balance of assets measured at fair value on a nonrecurring basis at March 31, 2009, and the total impairment resulting from these fair value adjustments for the three months ended March 31, 2009.

The Corporation conducts an impairment analysis on any loan exceeding $1.0 million when their ability to make all contractual payments on a timely basis is in question. At March 31, 2009, $180.4 million were subjected to impairment analysis and the estimated impairment was $886,000. No impairment charges were taken and/or reserves established for $150.4 million of the analyzed loans. However, according to FAS114, the Bank is still required to report these loans as impaired since an impairment analysis was performed.

(Dollars in thousands)	Fair Value at March 31, 2009				Three months ended March 31, 2009
Description	Level 1	Level 2	Level 3	Total	Total Impairment
Impaired loans	$-	$-	$179,486	$179,486	$4,768
REO and other repossessed assets	-	-	9,082	9,082	54
Total	$-	$-	$188,568	$188,568	$4,822

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report, and the December 31, 2008 audited consolidated financial statements and accompanying notes included in our recent Annual Report on Form 10-K.

Forward-Looking Statements
Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  The Corporation’s actual results may differ materially from those included in the forward-looking statements.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “intend,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.”  These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption of the Corporation of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation’s results.  These and other important factors, including those discussed in our December 31, 2008 Form 10-K, filed with the Securities and Exchange Commission, under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and those discussed in this Form 10-Q under Part II, Item 1A "Risk Factors" below, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

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

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:
	At or for the three months ended March 31,
	2009	2008
Return on average assets (2)	(1.20)%	0.71%
Return on average common equity (2)	(17.01)	8.42
Average stockholders’ equity to average assets	9.87	8.48
Other expenses to average assets (2)	1.89	1.88
Efficiency ratio	58.20	53.64
Efficiency ratio (1)	52.38	53.64
Average interest-bearing assets to average interest-bearing liabilities	107.78	111.75
(1) Excludes an $858,000 OTTI charge on investments in Fannie Mae and Freddie Mac preferred stock. (2) Annualized.

CHANGES IN FINANCIAL CONDITION

Total assets increased 1% or $22.0 million to $1.66 billion at March 31, 2009, compared to $1.64 billion at December 31, 2008. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, decreased 1% or $15.7 million to $1.22 billion at March 31, 2009, from $1.24 billion at December 31, 2008.

Total investment securities increased $28.3 million to $284.5 million at March 31, 2009, compared to $256.2 million at December 31, 2008. The investment portfolio is concentrated in securities issued by Government Sponsored Enterprises (GSEs, i.e. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the three months ended March 31, 2009, were rated AAA or AA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE debt securities in the portfolio as of March 31, 2009, were also rated AAA.

During the quarter the available-for-sale portfolio grew by $72.7 million and the held-to-maturity portfolio declined by $44.4 million. $43.5 million of the held-to-maturity portfolio decline was a result of calls of agency notes. Purchases resulting from the proceeds from the calls, in addition to the incremental purchases, were all designated available-for-sale to increase flexibility in managing the portfolio.

(Dollars in thousands)	March 31, 2009
	Amortized cost	Gross unrealized gains less than 1 year	Gross unrealized gains more than 1 year	Gross unrealized losses less than 1 year	Gross unrealized losses more than 1 year	Fair value
Securities available-for-sale
MBS	$44,988	$596	$-	$(133)	$(203)	$45,248
Agency notes	150,033	1,196	-	(522)	-	150,707
Corporate/other	436	-	-	-	-	436
Total	$195,457	$1,792	$-	$(655)	$(203)	$196,391

	Amortized cost	Gross unrealized gains less than 1 year	Gross unrealized gains more than 1 year	Gross unrealized losses less than 1 year	Gross unrealized losses more than 1 year	Fair value
Securities held-to-maturity
MBS	$19,463	$434	$20	$(39)	$-	$19,878
Agency notes	55,957	157	-	(20)	-	56,094
Corporate/other	775	-	-	-	-	775
Total	$76,195	$591	$20	$(59)	$-	$76,747

	December 31, 2008
	Amortized cost	Gross unrealized gains less than 1 year	Gross unrealized gains more than 1 year	Gross unrealized losses less than 1 year	Gross unrealized losses more than 1 year	Fair value
Securities available-for-sale
MBS	$42,250	$288	$-	$(281)	$(405)	$41,852
Agency notes	81,149	368	-	(145)	-	81,372
Corporate/other	1,294	-	-	(840)	-	454
Total	$124,693	$656	$-	$(1,266)	$(405)	$123,678

(Dollars in thousands)	December 31, 2008
	Amortized cost	Gross unrealized gains less than 1 year	Gross unrealized gains more than 1 year	Gross unrealized losses less than 1 year	Gross unrealized losses more than 1 year	Fair value
Securities held-to-maturity
MBS	$20,484	$195	$14	$(139)	$(9)	$20,545
Agency notes	99,335	442	-	(396)	-	99,381
Corporate/other	775	-	-	-	-	775
Total	$120,594	$637	$14	$(535)	$(9)	$120,701

As of March 31, 2009, the Bank held six securities in its available-for-sale portfolio and none in its held-to-maturity portfolio that have had an unrealized loss for more than one year. The losses on the available-for-sale securities as of December 31, 2008, have become unrealized gains due to lower market rates on agency notes and mortgages. We have the intent and ability to hold the investments below market value for the period of time management believes to be sufficient for a market price recovery. We hold no securities that are backed by sub-prime loans or collateralized debt obligations.

The Bank owns preferred shares issued by Fannie Mae ($10 million par value) and Freddie Mac ($10 million par value) with a combined adjusted book value of $1.3 million as of December 31, 2008. With a fair value of $436,000 as of March 31, 2009, the Corporation took an additional charge of $858,000 during the first quarter of 2009 to allow for flexibility in managing those securities.

At March 31, 2009, the Bank held FHLB of Seattle stock with a par value of $11.9 million. The Corporation does not anticipate any impairment charges associated with these instruments. Thus, according to the AICPA Audit Guide, FHLB stock does not have readily determinable fair value for purposes of FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, and the equity ownership rights are more limited than would be the case for a public company because of the FHFA’s oversight role in budgeting and approving dividends. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost. Thus, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

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

Residential loans, held in the Bank’s portfolio, are generally adjustable rate loans secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells most of those loans into the secondary market on a best efforts, servicing released basis. Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential, i.e. automobiles, credit cards or boats.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2009	% of Portfolio	December 31, 2008	% of Portfolio
Business	$477,220	38.2%	$485,060	38.6%
Real estate construction(1)	342,796	27.4	406,505	32.3
Commercial real estate	176,356	14.1	122,951	9.8
Home equity/consumer	30,567	2.4	30,772	2.4
Residential(2)	127,176	10.2	126,089	10.0
Multifamily real estate	96,758	7.7	86,864	6.9
Total loans	$1,250,873	100.0%	$1,258,241	100.0%
Deferred loan fees	(2,774)		(3,069)
Allowance for loan losses	(25,020)		(16,439)
Loans, net	$1,223,079		$1,238,733

(1)	Real estate construction loans exclude loans in process.
(2)	Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

Net loans decreased by $15.6 million to $1.22 billion as of March 31, 2009, compared to $1.24 billion at December 31, 2008. Total originations exceeded payoffs by $5.6 million. However, the transfer from the loan portfolio of $7.7 million (which has been adjusted for a $1.3 million write-off that has been captured in the net charge-offs of $5.3 million for the quarter) to real estate owned and a provision for loan losses, which grew the allowance for loan losses by a net of $8.6 million, resulted in the lower net loan total.

Within the portfolio, reclassification from the construction portfolio to commercial real estate ($49.0 million), multifamily ($9.0 million) and residential ($714,000) reduced the construction portfolio by $58.8 million. In those cases, the reclassified loans were secured by projects that had been completed and began to generate sufficient cash flow to justify the move.

(Dollars in thousands) Loans	Balance at March 31, 2009	Net new loans - payments	Reclassifi-cations	Transfers to REO (1)	Charge-offs	Balance at December 31, 2008	Change
Business	$477,220	$(7,408)	$-	$-	$(432)	$485,060	-2%
R/E construction	342,796	7,574	(58,801)	(7,690)	(4,792)	406,505	-16%
Commercial real estate	176,356	4,364	49,041	-	-	122,951	43%
Multifamily	96,758	848	9,046	-	-	86,864	11%
Home equity/consumer	30,567	(109)	-	-	(96)	30,772	-1%
Residential	127,176	373	714	-	-	126,089	1%
Total loans	$1,250,873	$5,642	$-	$(7,690)	$(5,320)	$1,258,241	-1%
Deferred loan fees	(2,774)	274	-	-	21	(3,069)	-10%
Allowance for loan losses	(25,020)	(13,875)	(5)	-	5,299	(16,439)	52%
Loans, net	$1,223,079	$(7,959)	$(5)	$(7,690)	$-	$1,238,733	-1%

(1)	Total loans transferred to REO were $9.0 million as of December 31, 2008, with $7.7 million transferred to REO and $1.3 million included in charged-off loans.

Deposits, Other Borrowings, and Stockholders’ Equity

Total deposits increased by $8.6 million to $1.0 billion at March 31, 2009. Savings and money market accounts (MMDA) decreased $68.1 million as municipalities reduced their balances by $69.0 million as the Bank sought to reduce and realign its level of public deposits in light of the assessment to cover the uninsured deposits associated with the failure of the Bank of Clark County. CDs decreased $9.4 million to $606.5 million.

Checking account deposits increased as the Bank continued to focus its sales activities on deposit generation in general and checking/transaction accounts in particular. Total checking account balances increased by $86.1 million between December 31, 2008 and March 31, 2009. Of that increase, approximately $40.0 million represented the migration of municipal deposits to FDIC insured accounts from CDs and MMDAs.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	March 31, 2009	% of Deposits	December 31, 2008	% of Deposits
Checking accounts	$272,979	26.9%	$186,843	18.5%
Savings & MMDA	135,917	13.4	204,035	20.3
CDs	606,467	59.7	615,904	61.2
Total	$1,015,363	100.0%	$1,006,782	100.0%

FHLB advances were $249.0 million at December 31, 2008 and March 31, 2009. Securities sold under agreements to repurchase were $146.4 million at December 31, 2008, and $146.5 at March 31, 2009. Cascade participates in the Federal Reserve’s term auction facility (TAF) and had a balance of $40.0 million at December 31, 2008 and $60.0 million at March 31, 2009. The Bank uses FHLB advances and repurchase agreements to meet the cash flow and interest rate risk management needs of the Bank.

Total stockholders’ equity decreased $3.9 million from $160.1 million at December 31, 2008, to $156.2 million at March 31, 2009. The decrease in equity was due to the net loss for the period that was partially offset by the $1.3 million gain in accumulated other comprehensive income. The quarterly loss was primarily due to the $13.9 million loan loss provision that the Bank recorded during the period. During the three months ended March 31, 2009, no Cascade common stock was repurchased under the Board approved stock repurchase plan. Accumulated other comprehensive income increased to $606,000 compared to a $660,000 loss at December 31, 2008 as a result of unrealized gains on available-for-sale securities.

Asset Quality
Non-performing assets (non-performing loans, real estate owned and other repossessed property) totaled $59.7 million and $41.8 million at March 31, 2009, and December 31, 2008, respectively. Non-performing loans (NPLs) increased to $50.6 million at March 31, 2009, compared to $40.3 million at December 31, 2008. NPLs consist of loans on non-accrual, which includes most loans that are ninety days past due, and loans that management otherwise has serious reservations about the collectibility of all principal and interest owed within the time frame of the underlying notes. Of the $50.6 million, $49.7 million were real estate construction and land development loans, four were business loans totaling $730,000, one was a residential loan totaling $155,000 and one was an installment loan totaling $4,000. The Bank had one loan which was 90 days or more past due and still accruing, totaling $1.9 million at March 31, 2009. This loan is secured by real estate and well supported by current appraised values. There was $9.1 million of real estate owned (REO) at March 31, 2009 compared to $1.4 million at December 31, 2008. The REO consists of three completed new houses and 112 developed single family lots.

			On loans designated NPLs as of 12/31/08
(Dollars in thousands) Nonperforming Loans	Balance at March 31, 2009	Additions during quarter	Paydowns during quarter	Charge-offs during quarter	Transfers to REO (1)	Balance at December 31, 2008
Business	$730	$-	$-	$(420)	$-	$1,150
Real estate construction
Spec construction	24,915	19,690	(2,071)	(252)	(4,187)	11,735
Land acquisition and development	16,475	601	(490)	(1,630)	(4,805)	22,799
Land	8,323	3,886	-	-	-	4,437
Total real estate constuction	49,713	24,177	(2,561)	(1,882)	(8,992)	38,971
Commercial real estate	-	-	-	-	-	-
Consumer	4	4	-	(2)	-	2
Residential	155	-	-	-	-	155
Multifamily real estate	-	-	-	-	-	-
Total	$50,602	$24,181	$(2,561)	$(2,304)	$(8,992)	$40,278

(1)	Balance on loans as of 12/31/08. A $1.3 million write-down was taken at the time of foreclosure and the underlying properties were transferred to REO.

Management remains concerned about the residential housing slowdown and the effect it has had on credit quality. Inventories of unsold homes and building lots continue to increase in Snohomish, King and Pierce counties during the first quarter of 2009. The trend towards slowing of the overall economy only increases our concerns. Management has increased monitoring of construction and land acquisition loans and has reduced originations in these portfolios.

At March 31, 2009, the Bank’s allowance for loan losses was $25.0 million compared to $16.4 million at December 31, 2008. Additionally, at March 31, 2009, $88,000 was recorded in a general valuation allowance allocated to off-balances sheet commitments, i.e. lines of credit and construction loans in process. This reserve is recorded as an “other liability” on the Corporation’s balance sheet. During the quarter ended March 31, 2009, this account was reduced by $5,000 to $88,000 compared to $93,000 at December 31, 2008. Total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was 2.01% of total loans outstanding at March 31, 2009, compared to 1.31% at December 31, 2008. Total allowance for loan losses was 50% of non-performing loans at March 31, 2009, compared to 41% at December 31, 2008. As a result of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, management has performed extensive analyses on the impaired loans, including obtaining and evaluating updated appraisals, to determine the adequacy of the allowance for loan losses, as well as recording appropriate charge-offs.

The economy in our market area is dependent to a significant degree on real estate and related industries (i.e. construction, housing).  Although we maintain a reasonably diversified loan portfolio, the present downturn in real estate including construction has had an adverse effect on borrowers’ ability to repay loans and has affected our results of operations and financial condition, and these changes are taken into account when we evaluate our allowance for loan losses.  We frequently review and update our underwriting guidelines and monitor our delinquency levels for any negative or adverse trends and adjust projected loan concentration limits and credit standards when necessary.

The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analysis of the financial condition of the borrower, the value of the collateral securing selected loans, consideration of potential loss experience and management’s projection of trends affecting credit quality. The increase in the dollar amount of the allowance and the percentage of the allowance is primarily attributable to increases in adversely classified loans and NPLs. The allowance for loan losses represents management’s best estimate of the probable credit losses inherent in the loan portfolio and management believes it will be adequate to provide for losses that may be incurred. Because future events affecting borrowers and collateral as well as the rate of deterioration cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

During the quarter ended March 31, 2009, loan charge-offs equaled $5.3 million while recoveries were $24,000 resulting in net charge-offs of $5.3 million or 42 basis points of total loans. Of the loans charged-off, $2.4 million came from the partial write-off of land acquisition and development loans, $2.3 million came from the partial write-off of construction loans and $12,000 came from the write-off of a business loan. The balance of the write downs came from consumer and deposit related charge-offs, i.e. overdrafts.

The following table provides summary information concerning asset quality as of and for the quarters ended March 31, 2009, and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008
Non-performing loans to total assets	3.05%	2.46%
Non-performing loans to total loans outstanding	4.05	3.20
Non-performing assets to total assets	3.60	2.55
Total allowance for loan losses to non-performing loans(1)	50.00	41.00
Total allowance for loan losses to total loans(1)	2.01	1.31
Net charge-offs to total loans (annualized)	1.68	.80

(1) Total allowance for loan losses includes off-balance sheet loan commitments of $88,000 at March 31, 2009, and $93,000 at December 31, 2008.

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rate by category or average earning asset or interest-bearing liability.
	FOR THE QUARTER ENDED MARCH 31,
	2009			2008
(Dollars in thousands)	AVERAGE BALANCE	INTEREST AND DIVIDEND	YIELD/ COST	AVERAGE BALANCE	INTEREST AND DIVIDEND	YIELD/ COST
ASSETS
Interest-earning assets
Residential loans	$126,952	$1,857	5.85%	$98,991	$1,495	6.04%
Multifamily loans	87,798	1,356	6.26	17,415	304	7.00
Commercial real estate loans	137,857	2,294	6.75	117,292	1,959	6.70
Construction loans	347,648	4,374	5.10	398,696	6,640	6.68
Consumer loans	30,887	501	6.58	27,915	482	6.93
Business banking loans	478,227	7,833	6.64	469,703	8,428	7.20
Total loans(1)	1,209,369	18,215	6.11	1,130,012	19,308	6.85
Securities available-for-sale	155,281	1,875	4.90	112,961	1,557	5.53
Securities held-to-maturity	97,024	1,310	5.47	145,999	2,084	5.72
Daily interest-earning deposits	29,024	10	0.15	8,208	65	3.20
Total securities and interest-earning deposits	281,329	3,195	4.61	267,168	3,706	5.56
Total interest-earning assets	1,490,698	21,410	5.82	1,397,180	23,014	6.62
Noninterest-earning assets
Office properties and equipment, net	15,569			14,726
Real estate owned, net	1,502			-
Other noninterest-earning assets	126,545			60,181
Total assets	$1,634,314			$1,472,087

LIABILITIES AND EQUITY
Interest-bearing liabilities
Savings accounts	$10,247	$6	0.25%	$11,153	$14	0.50%
Checking accounts	129,015	452	1.42	53,266	192	1.45
Money market accounts	173,749	489	1.14	334,035	2,780	3.34
Certificates of deposit	577,649	4,009	2.81	442,590	4,980	4.51
Total interest-bearing deposits	890,660	4,956	2.26	841,044	7,966	3.80

Other interest-bearing liabilities
FHLB advances	249,000	2,656	4.33	257,467	2,740	4.27
Securities sold under agreements to repurchase	148,312	2,103	5.74	120,632	1,265	4.22
Junior subordinated debentures payable	25,955	530	8.28	26,854	530	7.94
Other borrowings	69,223	46	0.28	4,280	38	3.57
Total interest-bearing liabilities	1,383,150	10,291	3.03	1,250,277	12,539	4.03
Other liabilities	89,911			97,040
Total liabilities	1,473,061			1,347,317
Stockholders’ equity	161,253			124,771
Total liabilities and stockholders’ equity	$1,634,314			$1,472,087

Net interest income (2)		$11,119			$10,475
Interest rate spread (3)			2.80%			2.59%
Net interest margin (4)		3.03%			3.02%
Average interest-earning assets to average interest-bearing liabilities	107.78%			111.75%

(1)  Does not include interest or balances on loans 90 days or more past due that are classified as nonaccruing.
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

(Dollars in thousands)	Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008 Increase (Decrease) Due to
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(47)	$422	$(13)	$362
Multifamily loans	(33)	1,236	(151)	1,052
Commercial real estate	9	345	(19)	335
Construction loans	(1,590)	(855)	180	(2,265)
Consumer loans	(26)	52	(7)	19
Business banking loans	(675)	154	(75)	(596)
Total loans	(2,362)	1,354	(85)	(1,093)
Securities available-for-sale	(182)	586	(86)	318
Securities held-to-maturity	(97)	(703)	26	(774)
Daily interest-earning deposits	(63)	167	(159)	(55)
Total net change in income on interest-earning assets	$(2,704)	$1,404	$(304)	$(1,604)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$(7)	$(1)	$-	$(8)
Checking accounts	(4)	274	(10)	260
Money market accounts	(1,843)	(1,341)	893	(2,291)
Certificates of Deposit	(1,894)	1,528	(605)	(971)
Total deposits	(3,748)	460	278	(3,010)
FHLB advances	9	(72)	(21)	(84)
Securities sold under agreements to repurchase	461	292	85	838
Junior subordinated debentures payable	23	(18)	(5)	-
Other borrowings	(36)	588	(544)	8
Total net change in expenses on interest-bearing liabilities	$(3,291)	$1,250	$(207)	$(2,248)
Net increase in net interest income	$587	$154	$(97)	$644

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2009 and 2008

General

Net income decreased to ($4.8) million for the three months ended March 31, 2009, compared to $2.6 million during the comparable period in 2008. A $13.9 million loan loss provision accounted for most of the difference in earnings. The Bank reversed approximately $473,000 in interest on loans placed on non-accrual status during the quarter. Income per diluted share available for common stockholders was $(0.44) for the quarter ended March 31, 2009, and $0.21 per share for the quarter ended March 31, 2008, a decrease of 304%. Net interest income before provision for loan losses increased to $11.1 million for the quarter ended March 31, 2009. Total other income increased by $1.2 million to $3.6 million for the quarter ended March 31, 2009. Total other expenses increased $1.6 million to $8.6 million for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008.

Income available for common shareholders, which adjusts for the dividends on preferred stock paid to the U. S. Treasury, was a loss of $5.3 million or ($0.44) per diluted share compared to earnings of $2.6 million, or $0.21 per diluted share, in the first quarter of 2008.

Net Interest Income

Net interest income, before provision for loan losses, increased 6.2% or $644,000 to $11.1 million for the three months ended March 31, 2009, compared to $10.5 million for the three months ended March 31, 2008. Average interest-earning assets increased $93.5 million or 6.7% to $1.49 billion for the three months ended March 31, 2009, compared to the same period in 2008. Average total interest-earning loans increased $79.4 million to $1.21 billion and average investment securities decreased $6.7 million to $252.3 million for the three months ended March 31, 2009, compared to the same quarter of the prior year.

	At or for the three months ended March 31,
(Dollars in millions)	2009	2008

Average interest-earning assets	$1,491	$1,397
Average interest-bearing liabilities	1,383	1,250
Yield on interest-earning assets	5.82%	6.62%
Cost of interest-bearing liabilities	3.03	4.03
Net interest spread	2.80	2.59
Net interest margin	3.03	3.02

The net interest margin increased 1 basis point to 3.03% for the three months ended March 31, 2009, compared to the same quarter the prior year. The yield on interest-earning assets decreased 80 basis points to 5.82 % for the three months ended March 31, 2009, compared to 6.62% for the three months ended March 31, 2008. Interest income, yield on interest-earning assets and net interest margin, were impacted by 3 basis points by the reversal of approximately $473,000 in interest income related to loans that were placed on non-accrual. In addition, Fed rate cuts totaling 300 basis points in the past fifteen months has reduced the yield on approximately $400.0 million of prime based loans. To mitigate the impact of this drop in rates, the Corporation is instituting interest rate floors on most of its new and renewed prime based loans. The cost of interest-bearing liabilities decreased 100 basis points to 3.03% for the three months ended March 31, 2009, compared to 4.03% for the same period in 2008, primarily due to decreased costs for deposits.

Provision for Loan Losses

Cascade’s provision for loan losses was $13.9 million for the three months ended March 31, 2009, and $2.4 million for the three months ended March 31, 2008. The increase in the provision was due to an increase in non-performing and adversely classified loans, as well as a general slowdown in the local real estate market. The provision for loan losses is based on the size, composition and growth of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience. See "Asset Quality" above for further discussion of the Corporation's provision for loan losses.

Other Income

Total other income increased $1.2 million or 47% to $3.6 million for the three months ended March 31, 2009, as compared to $2.5 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, checking service fees increased to $1.1 million compared to $1.0 million for the same period in the prior year. Gain on sale of loans increased $2,000 from $37,000 to $39,000 for the three months ended March 31, 2009, compared to the same quarter in the prior year.

Other income was positively impacted by the FAS 159 gain on our junior subordinated debentures of $1.8 million. This large fair value gain was the result of a change to our approach to applying a fair value to this liability. Previously, we had valued the junior subordinated debentures as if the Corporation was going to call the bonds on March 1, 2010 at a call price of 105.5%. However, under the TARP agreement, we are precluded from calling an instrument that is considered Tier 1 Capital for at least three years. Therefore, the expected life of the junior subordinated debentures increased significantly. The extension of the effective maturity and the increasing interest rates on Bank debt securities lowered the value.

Gains on called securities in the held-to-maturity portfolio were $118,000 for the quarter ended March 31, 2009, compared to $105,000 for the same quarter last year. Gains on sales/calls of securities available-for-sale were $0 for the quarter ended March 31, 2009 and $359,000 in the prior year. All gains ascribed to the held-to-maturity portfolio in each quarter were due to calls of agency notes at par that the Corporation had carried on its books at a discount.

Other Expense

Total other expenses were $8.6 million for the three months ended March 31, 2009, compared to $6.9 million for the three months ended March 31, 2008.

Compensation and employee benefit expenses decreased $36,000 to $3.6 million during the three months ended March 31, 2009, compared to the same quarter last year. The decreased compensation and personnel expense was primarily due to the reduction of employee incentive payments. The remaining other expense categories totaled $5.0 million for the three months ended March 31, 2009, and $3.3 million for the three months ended March 31, 2008. Increased FDIC insurance assessments of $365,000, the Washington Public Deposit Protection Commission assessment for public deposits of $368,000 arising from the failure of the Bank of Clark County, and the $858,000 OTTI mark to market of Fannie Mae and Freddie Mac stock accounted for the difference.

The provision for federal income taxes decreased $3.9 million to a tax benefit of $2.9 million as a result of the quarterly loss. The effective tax rate for the first quarter of 2009 was 38% compared to a tax rate of 27% the prior year.

Segment Results

The Corporation and the Bank are managed by a legal entity and not by lines of business. The Bank’s operations include commercial banking services, such as lending activities, business services, deposit products and other services. The performance of the Bank as a whole is reviewed by the Board of Directors and Management Committee.

The Management Committee, which is the senior decision making group of the Bank, is comprised of six members including the President/CEO. Segment information is not necessary to be presented in the notes to the consolidated financial statements because operating decisions are made based on the performance of the Corporation as a whole.

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loan originations; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of other borrowings. In terms of commitments, as of March 31, 2009, Cascade had $47.0 million of construction loans in process, $82.2 million in unused business lines of credit and future business commitments, $39.3 million in unused consumer lines of credit including credit cards, and $18.0 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 81% of commitments at any point in time. Historically, the Bank’s business customers use approximately 51% of their credit lines at any given time. About 49% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and incremental customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2009, contributed $4.0 million to liquidity compared to $3.7 million for the three months ended March 31, 2008.

Funding needs are met through existing liquidity balances, deposit growth, FHLB advances and other borrowings including the Federal Reserve Bank (FRB), as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB and FRB deposits, which equaled $42.1 million as of March 31, 2009, and $9.3 million at March 31, 2008.

Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $580.8 million at current asset levels. At March 31, 2009, the Bank had $249.0 million in advances, an $85.0 million Letter of Credit that is being used to secure public funds, and an unused line of credit from the FHLB-Seattle of approximately $47.0 million subject to the ability to pledge eligible collateral. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a source of funding. At March 31, 2009, the Bank had $146.5 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or in the repurchase market were $47.2 million at the end of the quarter and $11.0 million as of December 31, 2008. Loans secured by commercial real estate totaling $294.5 million and home equity and second lien residential loans totaling $29.2 million are being used as a source of collateral at the FHLB. The Bank also has a total of $35.0 million in Fed funds lines with three correspondent banks.  Cascade did not draw on these lines during the quarter. The Bank also has a $182.1 million line of credit at the Federal Reserve Bank of San Francisco and did borrow overnight during the quarter. As of March 31, 2009, there was an outstanding balance of $60.0 million in short-term borrowings with the Federal Reserve under the Term Auction Facility (TAF) program.

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

The Board of Directors authorized a stock repurchase program of up to 300,000 shares of the Corporation’s stock at its May 2008 meeting. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to attempt to offset the dilution created by the exercise of stock options and other stock grants; see Part II – Other Information, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds. Given the restrictions of the U.S. Treasury’s Capital Purchase Program, which precludes share repurchases by participants, the program will not be reauthorized when it expires on May 31, 2009.

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

In keeping with the adoption of FIN 46R, the Corporation’s balance sheet has replaced the title of “trust preferred securities” with “junior subordinated debentures payable,” although there have been no changes in terms of the underlying obligations. The Trust has been deconsolidated upon adoption of FIN 46R.

Capital Requirements

Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold adjusted capital levels equal to 4% of its assets and 8% of its risk-weighted assets. As of March 31, 2009, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.6 billion and $1.3 billion respectively. The related excess capital amounts as of March 31, 2009, are presented in the following table:

(Dollars in thousands)	Adequately Capitalized		Well Capitalized
Cascade Bank core capital	Amount	Percentage	Amount	Percentage
Tier 1 (Core) capital	$153,245	9.59%	$153,245	9.59%
Minimum requirement	63,943	4.00	95,915	6.00
Excess	$89,302	5.59%	$57,330	3.59%

Cascade Bank risk-based capital	Amount	Percentage	Amount	Percentage
Risk-based capital	$169,851	12.87%	$169,851	12.87%
Minimum requirement(1)	105,595	8.00	131,994	10.00
Excess	$64,256	4.87%	$37,857	2.87%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of March 31, 2009, which requires a core capital to assets ratio of at least 6% and a risk-based capital to assets ratio of at least 10%.

The Corporation, as a bank holding company regulated by the Federal Reserve, is subject to capital requirements that are similar to those for Cascade Bank. As of March 31, 2009, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 9.66% and a risk-based ratio of 13.03%.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

ASSET/LIABILITY MANAGEMENT

The Bank, like other financial institutions, is subject to interest rate risk because its interest-bearing liabilities reprice on different terms than its interest-earning assets. Management actively monitors the inherent interest rate risk for the potential impact of changes in rates on the Bank.

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

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of March 31, 2009, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of March 31, 2009, the Bank’s fair value of equity decreases 9.1% in the up 200 basis point scenario and decreases 26.2% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 10.5% in the up 200 basis point scenario and 8.2% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income increases 1.9% in the up 200 basis point scenario and 0.2% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans with rate floors. In addition to selling most 15 and 30 year fixed rate residential loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at March 31, 2009.

Type	% of Portfolio
Variable	37%
Adjustable	39%
Fixed	24%
100%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB advances. As of March 31, 2009, the entire portfolio of $249.0 million in long-term advances had original maturities greater than one year. This portfolio consists entirely of advances with put provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing under certain rate conditions and on specific dates.

In addition to writing embedded options in some of its liabilities, the Bank invests in mortgage backed securities and callable GSE (agency) securities. The Bank receives higher yields in return by writing call options. The Bank models this optionality in measuring, monitoring, and managing its interest rate exposure. As of March 31, 2009, the Bank did not use any interest rate swaps, including caps, floors or collars.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of March 31, 2009. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended March 31, 2009, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II –– OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A. – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2008 PLAN		Total Number	Maximum
				of Shares Purchased	Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased	Paid per Share	Announced Plan	Under the Plan (1)
January 1, 2009	January 31, 2009	-	$-	-	300,000
February 1, 2009	February 29, 2009	-	-	-	300,000
March 1, 2009	March 31, 2009	-	-	-	300,000
Total		-	$-	-	300,000
During the period presented there were no shares purchased.

1) In May 2008, the Corporation announced a new stock repurchase plan to purchase up to 300,000 shares of the Corporation’s stock. The Plan will expire on May 31, 2009. Given the restrictions of the U.S. Treasury’s Capital Purchase Program, which precludes share repurchases by participants, the program will not be reauthorized when it expires on May 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (continued)

The Corporation entered into an agreement with the Treasury to participate in the TARP Capital Purchase Program on November 21, 2008.  Prior to that date the Corporation had paid a quarterly dividend of $0.045.  The Corporation’s ability to increase its quarterly common dividend above $0.045 in future periods is restricted as long as the Corporation is a participant in the TARP Capital Purchase Program.

Item 3.  Defaults upon Senior Securities

None

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

On April 21, 2009, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the quarter ended March 31, 2009, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

May 1, 2009	/s/ Carol K. Nelson
By: Carol K. Nelson, President and Chief Executive Officer

May 1, 2009	/s/ Lars H. Johnson
By: Lars H. Johnson, EVP and Chief Financial Officer