Form 10-K/A
period 2008-12-31
CASCADE FINANCIAL CORP
filed 2009-07-15
CIK 928911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number: 000-25286

Cascade Financial Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2828 Colby Avenue Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 339-5500

Securities Registered pursuant to Section 12(b) of the Act:	None

Securities Registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

CASCADE FINANCIAL CORPORATION

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the Securities Exchange Commission (the “SEC”) on March 13, 2009, (the “Original Filing”) amends and restates the Signatures page of the Original Filing to identify the Company’s Principal Accounting Officer or Controller as required by General Instruction D(2)(a) of Form 10-K.

Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                CASCADE FINANCIAL CORPORATION

                By:     /s/ Carol K. Nelson
           Carol K. Nelson
           President and Chief Executive Officer
Dated:  March 12, 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Lars H. Johnson	By:	/s/ D. R. Murphy
	Lars H. Johnson Executive Vice President Chief Financial Officer Principal Accounting Officer		D. R. Murphy Chairman
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ David W. Duce	By:	/s/ Ronald E Thompson
	David W. Duce Director		Ronald E. Thompson Director
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ Janice Halladay	By:	/s/ G. Brandt Westover
	Janice Halladay Director		G. Brandt Westover Director
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ Craig Skotdal	By:	/s/ Dwayne Lane
	Craig Skotdal Director		Dwayne Lane Director
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ David O’Connor	By:	/s/ Richard Anderson
	David O’Connor Director		Richard Anderson Director
Date:	March 12, 2009	Date:	March 12, 2009

By:	/s/ Katherine M. Lombardo	By:	/s/ Jim Gaffney
	Katherine M. Lombardo Director		Jim Gaffney Director
Date:	March 12, 2009	Date:	March 12, 2009

2

CASCADE FINANCIAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                CASCADE FINANCIAL CORPORATION

                By:   /s/ Carol K. Nelson
                Carol K. Nelson
                President and Chief Executive Officer
Dated:  July 15, 2009

3