Form 10-Q
period 2009-06-30
CASCADE FINANCIAL CORP
filed 2009-08-10
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009
Common Stock ($.01 par value)	12,110,434

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2009

PART I –– FINANCIAL INFORMATION
Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands, except share and per share amounts)	June 30,	December 31,
	2009	2008
ASSETS
Cash on hand and in banks	$13,976	$11,859
Interest-earning deposits in other institutions	26,403	10,907
Fed funds sold	-	30,700
Securities available-for-sale, fair value	227,924	123,678
Federal Home Loan Bank (FHLB) stock	11,920	11,920
Securities held-to-maturity, amortized cost	38,243	120,594
Loans, net of allowance for loan losses and deferred loan fees	1,199,026	1,238,733
Goodwill	12,885	24,585
Core deposit intangible, net	423	493
Premises and equipment, net	15,319	15,463
Cash surrender value of bank-owned life insurance (BOLI)	24,052	23,638
Current tax asset	11,768	-
Deferred tax asset	7,167	9,828
Real estate owned (REO)	7,872	1,446
Accrued interest receivable and other assets	13,718	13,475
TOTAL ASSETS	$1,610,696	$1,637,319

LIABILITIES
Deposits	$1,001,296	$1,006,782
FHLB advances	239,000	249,000
Securities sold under agreements to repurchase	146,600	146,390
Federal Reserve Bank (FRB) TAF borrowing	60,000	40,000
Junior subordinated debentures payable	15,465	15,465
Junior subordinated debentures payable, fair value	8,708	10,510
Advance payments by borrowers for taxes and insurance	448	515
Dividends payable	244	759
Accrued interest payable, expenses and other liabilities	6,615	7,776
TOTAL LIABILITIES	1,478,376	1,477,197

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized 38,970 shares; Series A (liquidation preference $1,000 per share); issued and outstanding 38,970 at June 30, 2009, and December 31, 2008	36,826	36,616
Preferred stock, $.01 par value, authorized 500,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 12,110,434 shares at June 30, 2009, and 12,071,032 shares at December 31, 2008	121	121
Additional paid-in capital	40,933	40,781
Retained earnings, substantially restricted	53,430	80,875
Warrants issued to US Treasury	2,389	2,389
Accumulated other comprehensive loss, net of tax	(1,379)	(660)
TOTAL STOCKHOLDERS’ EQUITY	132,320	160,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,610,696	$1,637,319

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$17,333	$19,038	$35,548	$38,346
Securities available-for-sale	2,198	1,680	4,074	3,206
FHLB dividends	-	42	-	72
Securities held-to-maturity	674	1,991	1,984	4,075
Interest-earning deposits	10	42	20	108
Total interest income	20,215	22,793	41,626	45,807
Interest expense:
Deposits	3,979	6,591	8,935	14,557
FHLB advances	2,684	2,725	5,340	5,465
Securities sold under agreements to repurchase	2,160	1,387	4,261	2,651
Federal Reserve Bank borrowings	39	115	87	154
Junior subordinated debentures	530	530	1,060	1,060
Total interest expense	9,392	11,348	19,683	23,887
Net interest income	10,823	11,445	21,943	21,920
Provision for loan losses	18,300	1,200	32,175	3,590
Net interest (loss) income after provision for loan losses	(7,477)	10,245	(10,232)	18,330
Other income:
Checking fees	1,270	1,277	2,382	2,312
Service fees	286	313	535	545
Increase in cash surrender value of BOLI	208	259	448	519
Net gain on sales/calls of securities available-for-sale	198	13	198	371
Net gain on calls of securities held-to-maturity	28	6	146	112
Net gain on fair value of financial instruments	12	193	1,802	498
Other	218	156	374	314
Total other income	2,220	2,217	5,885	4,671
Other expenses:
Compensation and employee benefits	3,587	3,609	7,195	7,250
Occupancy	1,062	988	2,112	1,940
Marketing	326	325	576	562
FDIC insurance and WPDPC assessment	1,241	174	2,000	200
Loss on REO	1,225	-	1,279	-
REO expense	356	12	365	12
Other than temporary impairment (OTTI) on investments	-	-	858	-
Other	2,198	2,143	4,237	4,222
Other expenses excluding goodwill impairment	9,995	7,251	18,622	14,186
Goodwill impairment	11,700	-	11,700	-
Total other expenses	21,695	7,251	30,322	14,186
(Loss) income before (benefit) provision for federal income taxes	(26,952)	5,211	(34,669)	8,815
(Benefit) provision for federal income taxes	(5,552)	1,577	(8,452)	2,567
Net (loss) income	(21,400)	3,634	(26,217)	6,248
Dividends/preferred stock	487	-	969	-
Net (loss) income available for common stockholders	$(21,887)	$3,634	$(27,186)	$6,248

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income per common share, basic	$(1.81)	$0.30	$(2.25)	$0.52
Weighted average number of shares outstanding, basic	12,110,434	12,047,927	12,104,805	12,041,001
Net (loss) income per share, diluted	$(1.81)	$0.30	$(2.25)	$0.51
Weighted average number of shares outstanding, diluted	12,110,434	12,162,848	12,104,805	12,185,563
Dividends declared per share	$0.000	$0.000	$0.010	$0.090

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2009	2008	2009	2008
Net (Loss) Income	$(21,400)	$3,634	$(26,217)	$6,248

Unrealized (loss) gain on securities available-for-sale, net of tax (benefit) expense of $(1,139) and $(960) for the three months ended June 30, 2009, and 2008, respectively, and $(456) and $(1,186) for the six months ended June 30, 2009, and 2008, respectively.	(2,114)	(1,782)	(848)	(2,203)

Reclassification adjustment for gains on securities included in net income, net of tax provision of $69 and $5 for the three months ended June 30, 2009, and 2008, respectively, and $69 and $130 for the six months ended June 30, 2009, and 2008, respectively.	129	8	129	241

Comprehensive (loss) income	$(23,385)	$1,860	$(26,936)	$4,286

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net (loss) income	$(26,217)	$6,248
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,135	1,020
Provision for loans losses	32,175	3,590
REO write-downs	1,122	-
Goodwill impairment	11,700	-
Increase in cash surrender value of BOLI	(414)	(475)
Amortization of retained servicing rights	15	21
Amortization of core deposit intangible	70	70
Deferred federal income taxes	3,049	(385)
Deferred loan fees, net of amortization	(142)	(252)
Gain on sale of loans	(138)	(37)
Stock-based compensation	93	101
Excess tax benefit from stock-based payments	(4)	(30)
Net gain on fair value of financial instruments	(1,802)	(498)
Gain on sales/calls of securities available-for-sale	(198)	(371)
Gain on calls of securities held-to-maturity	(146)	(112)
Net loss on sale of REO	157	-
Net decrease (increase) in accrued interest receivable and other assets	(12,348)	376
Net decrease in accrued interest payable, expenses and other liabilities	(568)	(1,490)
Other than temporary impairment on investments	858	-
Net cash provided by operating activities	8,397	7,776

Cash flows from investing activities:
Loans originated, net of principal repayments	(1,266)	(88,646)
Net purchases of securities available-for-sale	(223,788)	(123,896)
Proceeds from sales/calls of securities available-for-sale	108,140	78,851
Principal repayments on securities available-for-sale	9,636	1,627
Net purchases of securities held-to-maturity	-	(77,766)
Proceeds from calls of securities held-to-maturity	79,600	77,050
Principal repayments on securities held-to-maturity	2,897	1,001
Purchases of premises and equipment	(993)	(2,636)
Proceeds from sales/retirements of premises and equipment	2	-
Proceeds from sales/retirements of REO	1,686	-
Net change in investment in Community Reinvestment Act (CRA) – low income housing	(585)	215
Net cash used in investing activities	(24,671)	(134,200)

Subtotal, carried forward	$(16,274)	$(126,424)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2009	2008

Subtotal, brought forward	$(16,274)	$(126,424)

Cash flows from financing activities:
Proceeds from issuance of common stock	132	221
Dividends paid	(1,606)	(2,166)
Excess tax benefits from stock-based payments	4	30
Net (decrease) increase in deposits	(5,486)	85,665
Net (decrease) increase in FHLB advances	(10,000)	19,000
Net increase in securities sold under agreements to repurchase	210	16
Net increase in Federal Reserve TAF borrowing	20,000	25,000
Net decrease in advance payments by borrowers for taxes and insurance	(67)	(101)
Net cash provided by financing activities	3,187	127,665
Net (decrease) increase in cash and cash equivalents	(13,087)	1,241

Cash and cash equivalents at beginning of period	53,466	14,530
Cash and cash equivalents at end of period	$40,379	$15,771

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$20,819	$28,564
Federal income taxes	50	2,800

Supplemental schedule of non-cash investing activities:
Change in unrealized gain on securities available-for-sale, net of tax	(719)	(1,962)
Dividends declared – Common stock	121	1,084
Dividends declared – Preferred stock	969	-
Loans transferred to REO and other repossessed assets	9,384	179

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

1.	Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its operating subsidiary, Cascade Bank (the “Bank” or “Cascade”). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2008, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2008 Annual Report on Form 10-K.

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through August 7, 2009, the date the financial statements were issued. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The provisions of FSP FAS 157-4 are effective for the Corporation’s interim period ending on June 30, 2009.  The adoption of FSP 157-4 during the second quarter of 2009 did not have an impact on the Corporation’s consolidated financial statements.

In April 2009, The FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Corporation’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not have an effect the Corporation’s statement of operations and balance sheet.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Corporation’s interim period ending on June 30, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have an effect on the Corporation’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for the Corporation’s interim period ending on June 30, 2009.  The adoption of SFAS No. 165 did not have an impact on the Corporation’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends SFAS 140 and removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, on qualifying special-purpose entities. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and is not anticipated to have any impact on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This Statement amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any impact on the Corporation’s consolidated financial statements as the Corporation has no interests in any variable interest entities.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not anticipated to have any impact on the Corporation’s consolidated financial statements.

4.	Other than temporary impairment (OTTI) on investments

Prior to June 30, 2009, the Corporation owned preferred shares issued by Fannie Mae ($10.0 million par value) and Freddie Mac ($10.0 million par value). On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced that it was placing Fannie Mae and Freddie Mac under conservatorship and would eliminate dividends on Fannie Mae and Freddie Mac common and preferred stock. The Corporation recorded a pre-tax OTTI charge of $17.3 million, resulting in a charge net of taxes of $11.3 million to third quarter 2008 earnings. At March 31, 2009, the Corporation adjusted the value of these securities from $1.3 million to $436,000, which resulted in an additional OTTI charge of $858,000 taken in the first quarter of 2009. During the second quarter these preferred shares of Fannie Mae and Freddie Mac were sold for an aggregate of $425,000 or an additional loss of $11,000.

5.	Goodwill Impairment

In the second quarter of 2009, the Corporation engaged an independent valuation consultant to assist in determining whether, and to what extent, its goodwill asset was impaired.  A goodwill impairment test includes two steps.  Step one, used to identify potential impairment, compares the estimated fair value of the Corporation with its carrying amount including goodwill.  The key step one inputs used to determine the implied fair value of the Corporation included the quoted market price of Cascade’s common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and inputs from comparable transactions. If the estimated fair value exceeds its carrying amount, goodwill is considered not impaired.  If the carrying amount exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  Step two of the goodwill impairment test compares the implied estimated fair value of goodwill with the carrying amount of the currently recorded goodwill.  If the carrying amount of goodwill exceeds the implied fair value of the recorded goodwill, an impairment charge is taken in an amount equal to that excess.  The goodwill impairment test showed that, as a result of the significant decline in Cascade’s stock price and market capitalization over the course of 2009, and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, the Corporation’s goodwill was deemed to be impaired.  As a result of the impairment analysis and in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we decided to reduce the carrying value of goodwill in our Consolidated Balance Sheet by recording an $11.7 million write-down in the second quarter.  The total $11.7 million write-down of goodwill was a non-cash charge that did not affect the Corporation’s or the Bank’s liquidity or operations. Also, since goodwill is excluded from regulatory capital calculations, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the “well-capitalized” regulatory capital ratios of the Corporation or the Bank. There are many assumptions and estimates underlying the determination of whether goodwill has been impaired. Future events could cause management to conclude that the Corporation’s goodwill has become further impaired which would result in the Corporation recording an additional impairment loss.

6.	Loans, Allowance for Loan Losses and REO

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Business	$467,923	$485,060
R/E construction(1)	296,931	406,505
Commercial R/E	192,886	122,951
Multifamily	91,554	86,864
Home equity/consumer	30,919	30,772
Residential(2)	146,231	126,089
Total loans	$1,226,444	$1,258,241
Deferred loan fees	(2,928)	(3,069)
Allowance for loan losses	(24,490)	(16,439)
Loans, net	$1,199,026	$1,238,733

(1)                 Real estate construction loans exclude loans in process.
(2)                 Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

The following table presents the activity related to the allowance for loan losses for the periods presented:

(Dollars in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Beginning allowance for loan losses	$25,020	$16,439
Additions	18,300	32,175
Transfer from off-balance sheet general valuation allowance (GVA)	16	21
Net charge-offs	(18,512)	(23,811)
Fair value charges	(334)	(334)
Allowance for loan losses	24,490	24,490
Off-balance sheet GVA	72	72
Total allowance for loan losses	$24,562	$24,562

The following table shows the nonperforming loans in each category: (6/30/09 compared to 12/31/08)

(Dollars in thousands) Nonperforming Loans	Balance at June 30, 2009	Balance at December 31, 2008
Business	$550	$1,150
R/E construction
Spec construction	20,244	11,735
Land acquisition and development	60,084	22,799
Land	20,095	4,437
Total R/E construction	100,423	38,971
Commercial R/E	12,735	-
Multifamily	250	-
Home equity/consumer	216	2
Residential	275	155
Total	$114,449	$40,278

The following table presents REO for the periods presented:

(Dollars in thousands)
REO	June 30, 2009	December 31, 2008
Beginning balance	$1,446	$-
Loans transferred to REO	9,384	5,821
Loans transferred to other repossessed assets	-	179
Capitalized improvements	7	-
Sales	(1,686)	(4,434)
Write-downs	(1,122)	(117)
Loss on sales	(157)	(3)
Ending balance	$7,872	$1,446

7.	Stockholders’ Equity

a)	Earnings per Share

The following table presents the computation of basic and diluted net (loss) income per common share for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands,	June 30,		June 30,
except share and per share amounts)	2009	2008	2009	2008

Numerator:
Net (loss) income	$(21,400)	$3,634	$(26,217)	$6,248
Dividend on preferred stock	487	-	969	-
Net (loss) income available for common stockholders	$(21,887)	$3,634	$(27,186)	$6,248

Denominator:
Denominator for basic net (loss) income per common share-Weighted average shares	12,110,434	12,047,927	12,104,805	12,041,001
Effect of dilutive stock options	-	114,921	-	144,562

Denominator for diluted net (loss) income per common share - Weighted average common shares and assumed conversion of dilutive stock options	12,110,434	12,162,848	12,104,805	12,185,563

Basic net (loss) income per common share	$(1.81)	$0.30	$(2.25)	$0.52
Diluted net (loss) income per common share	$(1.81)	$0.30	$(2.25)	$0.51

For the quarters ended June 30, 2009, and 2008, there were anti-dilutive options to purchase 655,983 and 420,709 shares, respectively, excluded from the above calculation. For the six month periods ended June 30, 2009, and 2008, there were anti-dilutive options to purchase 655,983 and 290,271 shares, respectively, excluded from the above calculation.

b)	Dividends

In June 2009, to preserve capital, the Corporation announced that it would temporarily suspend its regular quarterly cash dividend on common stock. Prior to that date the Corporation had paid a quarterly dividend of $0.01 in April 2009 and $0.045 in January 2009. The Corporation is a participant in the U.S. Treasury Department’s Capital Purchase Program, and as long as the Corporation is a participant in that program, it is not permitted to increase its quarterly common stock dividend above $0.045.

c)	Stock-based Compensation

Compensation expense related to stock-based compensation was $30,000 for the three months ended June 30, 2009, and $50,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, compensation expense related to stock-based compensation was $93,000 and $101,000, respectively.

Changes in total options outstanding for the six months ended June 30, 2009, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2008	656,883	$10.41	5.07	$153,385
Granted	-	-
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding on March 31, 2009	656,883	$10.41	4.82	$-
Granted	-
Exercised	-
Forfeited/Canceled	900
Outstanding on June 30, 2009	655,983	$10.41	4.56	$-

Exercisable on June 30, 2009	499,565	$9.41	3.56	$-

The unrecognized share-based compensation cost on unvested options at June 30, 2009, was $164,926, which will be recognized over the estimated average requisite service period of the options of approximately five years.

Options are granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options are granted. The options granted have a term of ten years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.

The total options authorized at June 30, 2009, were 1,097,615. No options were granted or exercised during the six months ended June 30, 2009.

The Bank uses historical information for its key assumptions. Historical information is the primary basis for the selection of the expected volatility, projected dividend yield and expected lives of the options. The Bank has collected a long history of option activity and believes that this historical information presents the best basis for future projections related to expected term. The risk-free interest rate was selected based upon U.S. Treasury issues with a term equal to the expected life of the option being valued at the time of the grant.

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

During the six month period ending June 30, 2009, each Board member received an award of 3,582 shares of restricted stock worth approximately $12,000 on the day the shares were granted.  These shares are part of the Board’s compensation package and vest in one year.  Additionally, during the quarter, the Board voted to reduce it cash compensation by 10% for the balance of the year. Also during this time 3,425 shares of restricted stock were awarded to other employees as part of the Bank’s Real Rewards program which awards 25 shares of restricted stock to tenured employees that achieve customer service requirements and an exceeds or far exceeds on their annual employee performance evaluation.  Restricted stock awards are expensed over a three year vesting period.

d)        Emergency Economic Stabilization Act of 2008 and Troubled Asset Relief Program

In response to the financial crises affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (the “Act”) was enacted on October 3, 2008. In conjunction with the Act and the Troubled Asset Relief Program (TARP), the U.S. Treasury Department announced the voluntary Capital Purchase Program (CPP) to provide capital to financial institutions in the United States. Under the program the Treasury was authorized to purchase up to $250 billion of preferred stock and receive warrants to purchase common stock from qualifying institutions.

On November 21, 2008, the Corporation completed its $39 million capital raise as a participant in the U.S. Treasury Department’s Capital Purchase Program.  Under the terms of the transaction the Corporation issued 38,970 shares of Series A Fixed-Rate Cumulative Perpetual Preferred Stock and a warrant to purchase 863,442 shares of the Corporation’s common stock at an exercise price of $6.77 per share. The additional capital has enhanced our capacity to support the communities we serve through expanded lending activities.

In determining the value of the Series A Preferred and the attendant warrant from the U.S. Treasury’s Capital Purchase Program, the Corporation apportioned the values using the relative fair value approach. The Corporation computed the present value of the preferred stock at $23.5 million assuming a ten year life, 5% interest rate for the first five years and 9% for the second five years (the dividend that the Corporation will pay the Treasury). A discount rate of 14% was used as the approximate current cost of capital for the Corporation.

The Corporation computed a fair value of the warrants using the Black-Scholes option valuation model. The assumptions in deriving the value were a 34% volatility rate of the Corporation’s common stock, a 2.60% annual dividend rate on the Corporation’s common stock, a 2.75% risk free interest rate, which corresponded to the yield on the five year Treasury note at the time of the issuance, and an assumed life of ten years. The present value of the warrants was computed to be $1.6 million. The present value of the preferred stock represented 93.87% of the combined present value of $25.0 million of the components of the $39.0 million received or $36.6 million. The resulting value for the warrants was 6.13% of the proceeds or $2.4 million.

The preferred shares issued under the CPP carry a 5% dividend for the first five years that increases to 9% thereafter. As a condition for participating in the CPP, the Corporation has accepted limitations on executive compensation and benefits. These limitations are explained in greater detail in the Corporation’s most recent proxy statement on Schedule 14A filed with the SEC on March 23, 2009.

8.	Non-Qualified Deferred Compensation Plan

The Corporation has adopted the Cascade Bank Non-Qualified Deferred Compensation Plan (the “Plan”) dated February 1, 2008.  The Plan is an unfunded, non-qualified deferred compensation plan designed to provide directors and a select group of management and highly compensated employees of the Bank an opportunity to defer a portion of their salary and incentive payments. The Bank may also, in its sole discretion, make contributions to accounts on behalf of any and all eligible persons. For the quarter ended June 30, 2009, eligible participants contributed $8,000 to the Plan. There have been no contributions made by Cascade Bank as of June 30, 2009.

9.	Fair Value Measurements

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

Determination of fair market values:

Available-for-sale securities are priced using matrix pricing based on securities’ relationship to other benchmark quoted prices (Level 2). Inputs to the valuation methodolodgy include quoted prices for similar assets in active markets that are observable for the asset.

The Corporation has issued $10 million (of the $25 million outstanding) of junior subordinated debentures payable that are subject to fair value accounting. These debentures are priced using discounted cash flows to a projected redemption date on the date of valuation and based upon an estimated yield for similar securities and an imputed rate, are considered a Level 3 measurement.

Fair value adjustments to impaired collateral dependent loans are sometimes recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions concerning the amount and timing of the cash flows associated with that loan.

Fair value adjustments to real estate owned (REO) and other repossessed assets are recorded at the lower of carrying amount of the loan or fair value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Those adjustments are categorized as a loss on REO and recognized in other expense.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and December 31, 2008.

(Dollars in thousands)	Fair Value at June 30, 2009
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$-	$227,924	$-	$227,924
Liabilities
Junior subordinated debentures payable	$-	$-	$8,708	$8,708

(Dollars in thousands)	Fair Value at December 31, 2008
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$454	$123,224	$-	$123,678
Liabilities
Junior subordinated debentures payable	$-	$-	$10,510	$10,510

The following table presents the total fair value adjustments for the periods presented:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
Assets	2009	2008	2009	2008
Available-for-sale securities	$198	$13	$198	$371
Liabilities
Junior subordinated debentures payable	$12	$193	$1,802	$498

The change in fair market value of the junior subordinated debentures payable is recorded as a component of other income. For the quarter ended June 30, 2009, the Corporation opted to use a different approach to determine the fair value for Cascade Capital Trust I. In an attempt to triangulate on a fair value, the Corporation opted to average the yields on the bond previously used and the implied yield from a broker quotation to determine the benchmark yield. Previously, the Corporation had used a reference security to determine a fair value for Capital Trust I. That security had a substantial decline in its yield at a time when the yield on small bank trust preferred issues were flat or declined in value.

The following table presents the fair value adjustments for the junior subordinated debentures payable which use significant unobservable inputs (Level 3) for the quarter ended June 30, 2009.
(Dollars in thousands)	Fair value measurements using significant unobservable inputs (Level 3)
	Three months ended June 30, 2009	Six months ended June 30, 2009
Beginning balance	$8,720	$10,510
Total gains recognized	(12)	(1,802)
Ending balance	$8,708	$8,708

The Corporation conducts an impairment analysis on any loan exceeding $1.0 million when the borrower’s ability to make all contractual payments on a timely basis is in question. At June 30, 2009, $195.4 million of loans were subjected to impairment analysis and the estimated impairment was $4.7 million. No impairment charges were taken and/or reserves established for $178.0 million of the analyzed loans. However, according to SFAS No. 114, the Bank is still required to report these loans as impaired since an impairment analysis was performed.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at June 30, 2009, and December 31, 2008.

(Dollars in thousands)	Fair Value at June 30, 2009
Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$190,710	$190,710
REO	-	-	7,872	7,872
Total	$-	$-	$198,582	$198,582

(Dollars in thousands)	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$83,368	$83,368
REO	-	-	1,446	1,446
Total	$-	$-	$84,814	$84,814

The following table presents the total impairment from the fair value adjustments for the periods presented:

(Dollars in thousands)	Six months ended June 30,
Description	2009	2008
Impaired loans	$23,260	$2,265
REO	2,770	-
Total	$26,030	$2,265

The fair value estimates presented below are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The Corporation has not included certain material items in its disclosure, such as the value of the long-term relationships with the Corporation’s lending and deposit customers, since this is an intangible and not a financial instrument. Additionally, the estimates do not include any tax ramifications. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could materially affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Corporation.

The following table presents a summary of the fair value of the Corporation’s financial instruments:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$40,379	$40,379	$53,466	$53,466
Securities available-for-sale	227,924	227,924	123,678	123,678
Securities held-to-maturity	38,243	38,660	120,594	120,701
FHLB stock	11,920	11,920	11,920	11,920
Loans, net	1,199,026	1,217,243	1,238,733	1,260,455

Financial liabilities:
Deposit accounts	$1,001,296	$979,542	$1,006,782	$997,826
Borrowings	445,600	482,190	435,390	458,911
Junior subordinated debentures payable	15,465	12,991	15,465	11,569
Junior subordinated debentures payable, at fair value	8,708	8,708	10,510	10,510

Cash and Cash Equivalents
The carrying amount represents fair value.

Securities including mortgage backed securities and FHLB stock
Fair values are based on quoted market prices or dealer quotations when available or through the use of alternate approaches, such as matrix or model pricing, when market quotes are not readily available.

Loans
Fair values are estimated using current market interest rates to discount future cash flows for each of the different loan types. Interest rates used to discount the cash flows are based on U.S. Treasury yields or other market interest rates with appropriate spreads for each segment. The spread over the Treasury yields or other market rates is used to account for liquidity, credit quality and higher servicing costs. Prepayment rates are based on expected future prepayment rates, or, where appropriate and available, market prepayment rates.

Deposit Accounts
The fair value of deposits with no stated maturity, such as checking accounts, money market deposit accounts and savings accounts, equals the amount payable on demand. The fair value of certificates of deposits is calculated based on the discounted value of contractual cash flows. The discount rate is equal to the rate currently offered on similar products.

Borrowings (FHLB advances and securities sold under agreements to repurchase)
The fair value is calculated based on the discounted cash flow method, adjusted for market interest rates and terms to maturity.

Junior Subordinated Debentures Payable (Trust Preferred Securities)
The fair value is calculated based on the amounts required to settle the contracts, adjusted for market interest rates and terms to maturity.

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

Cascade Financial Corporation is a bank holding company incorporated in the state of Washington. The Corporation’s sole operating subsidiary is Cascade Bank, a Washington State chartered commercial bank. The Corporation and the Bank are headquartered in Everett, Washington. The Bank offers loan, deposit, and other financial services through its twenty-two branches located in Snohomish, King and Skagit Counties (Washington).

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2009	2008	2009	2008
Return on average assets (2)	(5.33)%	0.96%	(3.26)%	0.84%
Return on average equity (2)	(60.08)	11.57	(34.78)	10.01
Average stockholders’ equity to average assets	8.86	8.27	9.37	8.37
Other expenses to average assets (1) (2)	2.49	1.90	2.21	1.89
Efficiency ratio	166.33	53.07	108.96	53.35
Efficiency ratio (excluding goodwill charge)	76.63	53.07	66.92	53.35
Average interest-bearing assets to average interest-bearing liabilities	104.77	111.60	106.27	111.67
(1) Excludes an $11.7 million goodwill impairment charge. (2) Annualized.

CHANGES IN FINANCIAL CONDITION

Total assets decreased 1.6% or $26.6 million to $1.61 billion at June 30, 2009, compared to $1.64 billion at December 31, 2008. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, decreased 3.2% or $39.7 million to $1.20 billion at June 30, 2009, from $1.24 billion at December 31, 2008.

Total investment securities increased $21.9 million to $278.1 million at June 30, 2009, compared to $256.2 million at December 31, 2008. The investment portfolio is concentrated in securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the six months ended June 30, 2009, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE debt securities in the portfolio as of June 30, 2009, were also rated AAA.

During the quarter the available-for-sale portfolio grew by $31.5 million and the held-to-maturity portfolio declined by $38.0 million. $36.1 million of the decline was a result of calls of agency notes and $1.9 million represented pay downs on MBS. Purchases resulting from the proceeds from calls, in addition to the incremental purchases, were all designated available-for-sale to increase flexibility in managing the portfolio.

(Dollars in thousands)	June 30, 2009
	Amortized cost	Gross unrealized gains less than 1 year	Gross unrealized gains more than 1 year	Gross unrealized losses less than 1 year	Gross unrealized losses more than 1 year	Fair value
Securities available-for-sale
MBS	$48,502	$529	$-	$(532)	$(182)	$48,317
Agency notes	171,465	529	-	(2,560)	-	169,434
US Treasury note	10,079	94	-	-	-	10,173
Total	$230,046	$1,152	$-	$(3,092)	$(182)	$227,924

(Dollars in thousands)	June 30, 2009
	Amortized cost	Gross unrealized gains less than 1 year	Gross unrealized gains more than 1 year	Gross unrealized losses less than 1 year	Gross unrealized losses more than 1 year	Fair value
Securities held-to-maturity
MBS	$17,581	$394	$20	$-	$(41)	$17,954
Agency notes	19,887	45	-	(1)	-	19,931
Corporate/other	775	-	-	-	-	775
Total	$38,243	$439	$20	$(1)	$(41)	$38,660

	December 31, 2008
	Amortized cost	Gross unrealized gains less than 1 year	Gross unrealized gains more than 1 year	Gross unrealized losses less than 1 year	Gross unrealized losses more than 1 year	Fair value
Securities available-for-sale
MBS	$42,250	$288	$-	$(281)	$(405)	$41,852
Agency notes	81,149	368	-	(145)	-	81,372
Corporate/other	1,294	-	-	(840)	-	454
Total	$124,693	$656	$-	$(1,266)	$(405)	$123,678

	December 31, 2008
	Amortized cost	Gross unrealized gains less than 1 year	Gross unrealized gains more than 1 year	Gross unrealized losses less than 1 year	Gross unrealized losses more than 1 year	Fair value
Securities held-to-maturity
MBS	$20,484	$195	$14	$(139)	$(9)	$20,545
Agency notes	99,335	442	-	(396)	-	99,381
Corporate/other	775	-	-	-	-	775
Total	$120,594	$637	$14	$(535)	$(9)	$120,701

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities. The goal is to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

Certain securities shown above currently have fair values less than amortized cost, and therefore, contain unrealized losses.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates and/or the widening of market spreads subsequent to the initial purchase of the securities or to disruptions to credit markets. Since all these securities are rated AAA, this temporary impairment is not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Management evaluates securities and FHLB stock for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to: (1) whether we expect to recover the amortized cost basis of the security, (2) the timely payment of principle and interest as due, (3) the financial condition and near term prospects of the issuer, (4) the length of time and extent to which the fair value has been less than cost, (5) our intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value and.  We recognized $858,000 other-than-temporary impairment losses for the six months ended June 30, 2009 and no OTTI for the six months ended June 30, 2008. The Corporation had no OTTI losses for the three month periods ended June 30, 2009 or 2008.

As of June 30, 2009, the Bank held five securities in its available-for-sale portfolio and one in its held-to-maturity portfolio that have had an unrealized loss for more than one year. We have the intent and ability to hold the investments below market value for the period of time management believes to be sufficient for a market price recovery. All securities held in the portfolio are currently rated AAA. We hold no securities that are backed by sub-prime loans or collateralized debt obligations.

At June 30, 2009, the Bank held FHLB of Seattle stock with a par value of $11.9 million. The Corporation does not anticipate any impairment charges associated with these instruments. According to the AICPA Audit Guide, FHLB stock does not have readily determinable fair value for purposes of FASB Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others, and the equity ownership rights are more limited than would be the case for a public company because of the FHFA’s oversight role in budgeting and approving dividends. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost. Thus, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Under Federal Housing Finance Agency Regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  Moody’s Investors Service’s (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels.  According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. Furthermore, Moody’s believes that the FHLBs have the ability to hold the securities until maturity.  The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs. Moody’s has stated that their AAA senior debt rating and Prime-1 short-term debt rating are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support.  Based on the above, the Corporation has determined there is not an other-than-temporary impairment on the FHLB stock investment as of June 30, 2009.

Loan Portfolio

Virtually all of the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within that area for a wide array of purposes. Included in the business loan total are loans secured by real estate, the majority of which the borrower is the primary tenant of the property. Real estate construction loans are extended to builders and developers of residential and commercial real estate. Commercial real estate loans fund non-owner occupied buildings.

Residential loans held in the Bank’s portfolio are secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells most of those loans into the secondary market on a best efforts, servicing released basis. Beginning in 2009, the Bank has originated and holds loans generated by its Builder Loan Program, which offers attractive terms to buyers of houses from builders financed by the Bank. As of June 30, 2009, the Bank held $17.5 million of these loans.

Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential, i.e. automobiles, credit cards or boats.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2009	% of Portfolio	December 31, 2008	% of Portfolio
Business	$467,923	38.2%	$485,060	38.6%
R/E construction(1)	296,931	24.2	406,505	32.3
Commercial R/E	192,886	15.7	122,951	9.8
Multifamily	91,554	7.5	86,864	6.9
Home equity/consumer	30,919	2.5	30,772	2.4
Residential(2)	146,231	11.9	126,089	10.0
Total loans	$1,226,444	100.0%	$1,258,241	100.0%
Deferred loan fees	(2,928)		(3,069)
Allowance for loan losses	(24,490)		(16,439)
Loans, net	$1,199,026		$1,238,733

(1)	Real estate construction loans exclude loans in process.
(2)	Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

Net loans decreased by $39.7 million to $1.20 billion as of June 30, 2009, compared to $1.24 billion at December 31, 2008. Total originations exceeded payoffs by $1.0 million. However, the transfer from the loan portfolio of $9.4 million to REO, charge-offs of $23.8 million and an increase in the allowance for loan losses of $8.1 million resulted in the lower net loan total.

Within the portfolio, reclassifications from the construction portfolio to commercial real estate of $60.1 million, multifamily of $6.8 million and residential of $3.3 million combined with charge-offs of $23.8 million, transfers of $9.4 million to REO, and payoffs of $7.0 million, reduced the construction portfolio by $109.6 million. In those cases, the reclassified loans were secured by projects that had been completed and began to generate sufficient cash flow to justify the move.

(Dollars in thousands) Loans	Balance at June 30, 2009	Net new loans - payments	Reclassifi-cations (2)	Transfers to REO	Charge-offs (1)	Balance at December 31, 2008	Change
Business	$467,923	$(16,541)	$-	$-	$(596)	$485,060	-4%
R/E construction	296,931	(6,969)	(70,261)	(9,384)	(22,960)	406,505	-27%
Commercial R/E	192,886	9,793	60,142	-	-	122,951	57%
Multifamily	91,554	(2,121)	6,811	-	-	86,864	5%
Home equity/consumer	30,919	393	-	-	(246)	30,772	0%
Residential	146,231	16,834	3,308	-	-	126,089	16%
Total loans	$1,226,444	$1,389	$-	$(9,384)	$(23,802)	$1,258,241	-3%
Deferred loan fees	(2,928)	475	(334)	-	-	(3,069)	-5%
Allowance for loan losses	(24,490)	(32,175)	313	-	23,811	(16,439)	49%
Loans, net	$1,199,026	$(30,311)	$(21)	$(9,384)	$9	$1,238,733	-3%

(1)	Excludes negative now accounts totaling $132,000 and recoveries of $123,000.
(2)	Transferred $21,000 to off-balance sheet general valuation allowance.

Deposits, Other Borrowings, and Stockholders’ Equity

Total deposits decreased by $5.5 million to $1.0 billion at June 30, 2009 compared to December 31, 2008. However, the mix shifted to a greater percentage of checking account balances. Savings and money market accounts (MMDA) decreased $71.3 million. Municipalities reduced their balances by $56.1 million as the Bank sought to reduce and realign its level of public deposits in light of the $368,000 assessment paid by the Bank in the first quarter. This assessment by the Washington Public Deposit Protection Commission was used to cover the uninsured deposits associated with the failure of the Bank of Clark County. CDs decreased $34.0 million to $581.9 million as the balance on brokered CDs declined $62.1 million to $189.9 million.

Checking account deposits increased as the Bank continued to focus its sales activities on deposit generation in general and checking/transaction accounts in particular. Total checking account balances increased by $99.8 million between December 31, 2008 and June 30, 2009. Of that increase, approximately $39.0 million represented the migration of municipal deposits to FDIC insured accounts from CDs and MMDAs that had exceeded the FDIC’s insurance limit.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	June 30, 2009	% of Deposits	December 31, 2008	% of Deposits
Checking accounts	$286,655	28.6%	$186,843	18.5%
Savings & MMDA	132,704	13.3	204,035	20.3
CDs	581,937	58.1	615,904	61.2
Total	$1,001,296	100.0%	$1,006,782	100.0%

FHLB advances were $249.0 million at December 31, 2008 and $239.0 million at June 30, 2009. Securities sold under agreements to repurchase were $146.4 million at December 31, 2008, and $146.6 at June 30, 2009. Cascade participates in the Federal Reserve’s term auction facility (TAF) and had a balance of $40.0 million at December 31, 2008 and $60.0 million at June 30, 2009. The Bank uses FHLB advances, repurchase agreements and Federal Reserve borrowings to meet the cash flow and interest rate risk management needs of the Bank.

Total stockholders’ equity decreased $27.8 million from $160.1 million at December 31, 2008, to $132.3 million at June 30, 2009. The decrease in equity was due to the net loss for the period. The quarterly loss was primarily due to the $18.3 million loan loss provision that the Bank recorded during the period and a $11.7 million goodwill impairment charge.

During the six months ended June 30, 2009, no Cascade common stock was repurchased under the Board approved stock repurchase plan, which expired May 31, 2009 and was not reauthorized. Accumulated other comprehensive loss increased to $1.4 million compared to a $660,000 loss at December 31, 2008, due to a general increase in interest rates.

Asset Quality

Nonperforming assets (nonperforming loans, REO and other repossessed assets) totaled $122.3 million and $41.7 million at June 30, 2009, and December 31, 2008, respectively. Nonperforming loans (NPLs) increased to $114.4 million at June 30, 2009, compared to $40.3 million at December 31, 2008. NPLs consist of loans on non-accrual, which includes most loans that are ninety days past due, and loans that management otherwise has serious reservations about the collectibility of all principal and interest owed within the time frame of the underlying notes. Of the $114.4 million, $100.4 million were real estate construction and land development loans, $12.7 million were commercial real estate, $550,000 were business loans, $275,000 were residential loans, $250,000 were multifamily, and $216,000 were consumer loans. The Bank had two loans totaling $10.0 million at June 30, 2009, which were 90 days or more past due and still accruing. These loans are both in the process of being assumed by qualified borrowers.

The increase in nonperforming loans during 2009 was primarily due to the deterioration in real estate construction portfolio, including land acquisition and development loans and land loans. The loans were made for land acquisition and development and/or residential real estate construction projects located in the Puget Sound region of Washington State. All loans are collateralized by the property which the loan was used to develop. Nonperforming spec construction loans increased by $8.5 million. Additions for the six months of $30.1 million were offset by $9.5 million in paydowns, $7.2 million in charge-offs and $4.8 million in transfers to REO. Included in the additions were two loans totaling $10.9 million. Nonperforming land acquisition and development loans increased by $37.3 million.  Four loans added to this category during the period totaled $47.0 million. The totals were decreased by $5.8 million in charge-offs and $4.6 million in transfers to REO.  Nonperforming land loans increased $15.7 million as five loans added in this category accounted for $13.6 million of the change.  One loan for $12.7 million accounted for all the increase in the commercial real estate category.  The loans were placed on non-accrual when the Corporation determined that the borrowers would not be able to make the principal and interest payments in a timely manner as required in the underlying promissory notes.

Ranging from $2.7 million to $19.6 million, the eleven loans noted above totaled $74.5 million, and accounted for most of the increase in nonperforming loans.  Of the $114.4 million of nonperforming loans as of June 30, 2009, construction loans represented 87.7% percent, while commercial R/E loans accounted for 11%.  The other designated loan categories had no significant amounts of nonperforming loans.

The Corporation conducts an ongoing evaluation of its adversely classified credits including monthly loan reviews, monitors sales activities on the properties collateralizing these loans and the real estate market in general, obtains updated appraisals regarding the property in question when deemed appropriate, obtains current financial statements from the borrowers and any guarantors when a loan is in question, assesses economic trends, and prepares an impairment analysis of the loan and relationship on at least a quarterly basis.  From this analysis, the Corporation determines the amount of charge-offs and/or impairment for any particular loan or relationship.

The following table shows nonperforming loans versus total loans in each loan category:

(Dollars in thousands) LOAN PORTFOLIO ($ in 000's)	Balance at 06/30/2009	Nonperforming Loans (NPL)	NPL as a % of Loans
Business	$467,923	$550	0.12%
R/E construction
Spec construction	81,169	20,244	24.94%
Land acquisition and development	134,082	60,084	44.81%
Land	37,146	20,095	54.10%
Multifamily construction	14,795	-	0.00%
Commercial construction	29,739	-	0.00%
Total R/E construction	296,931	100,423	33.82%
Commercial R/E	192,886	12,735	6.60%
Multifamily	91,554	250	0.27%
Home equity/consumer	30,919	216	0.70%
Residential	146,231	275	0.19%
Total	$1,226,444	$114,449	9.33%

The following table shows the migration of nonperforming loans through the portfolio in each category: (6/30/09 compared to 12/31/08)

			On loans designated NPLs as of 6/30/09
(Dollars in thousands) Nonperforming Loans	Balance at June 30, 2009	Additions	Paydowns	Charge-offs	Transfers to REO	Balance at December 31, 2008
Business	$550	$43	$(59)	$(584)	$-	$1,150
R/E construction
Spec construction	20,244	30,080	(9,541)	(7,233)	(4,797)	11,735
Land acquisition and development	60,084	49,781	(2,086)	(5,830)	(4,580)	22,799
Land	20,095	26,321	(766)	(9,897)	-	4,437
Total R/E construction	100,423	106,182	(12,393)	(22,960)	(9,377)	38,971
Commercial R/E	12,735	12,735	-	-	-	-
Multifamily	250	250	-	-	-	-
Home equity/consumer	216	474	(2)	(258)	-	2
Residential	275	275	(155)	-	-	155
Total	$114,449	$119,959	$(12,609)	$(23,802)	$(9,377)	$40,278

There was $7.9 million of real estate owned (REO) at June 30, 2009 compared to $1.4 million at December 31, 2008. The REO consists of six partially completed houses, 104 developed single family lots and one 15-lot unfinished plot. There were no other repossessed assets at June 30, 2009 or December 31, 2008.

The following table presents REO for the periods presented:

(Dollars in thousands)
REO	June 30, 2009	December 31, 2008
Beginning balance	$1,446	$-
Loans transferred to REO	9,384	5,821
Loans transferred to other repossessed assets	-	179
Capitalized improvements	7	-
Sales	(1,686)	(4,434)
Write-downs	(1,122)	(117)
Loss on sales	(157)	(3)
Ending balance	$7,872	$1,446

At June 30, 2009, the Bank’s allowance for loan losses was $24.5 million compared to $16.4 million at December 31, 2008. Additionally, at June 30, 2009, $72,000 was recorded in a general valuation allowance allocated to off-balance sheet commitments, i.e. lines of credit and construction loans in process. This reserve is recorded as an “other liability” on the Corporation’s balance sheet. During the six months ended June 30, 2009, this account was reduced by $21,000 to $72,000 compared to $93,000 at December 31, 2008, as the level of commitments declined. Total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was 2.00% of total loans outstanding at June 30, 2009, compared to 1.31% at December 31, 2008. Total allowance for loan losses was 21% of nonperforming loans at June 30, 2009, compared to 41% at December 31, 2008. As a result of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, management has performed extensive analyses on the impaired loans, including obtaining and evaluating updated appraisals, to determine the adequacy of the allowance for loan losses, as well as recording appropriate charge-offs.

During the six months ended June 30, 2009, loan charge-offs equaled $23.9 million while recoveries were $124,000, resulting in net charge-offs of $23.8 million or 1.94 % of total loans (3.88% annualized). Of the loans charged-off, $5.8 million came from of land acquisition and development loans, $7.2 million came from spec construction loans, $9.9 million came from interest only land loans and $584,000 came from five business loans. The balance of the write downs came from consumer and deposit related charge-offs, i.e. overdrafts.

(Dollars in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Beginning allowance for loan losses	$25,020	$16,439
Additions	18,300	32,175
Transfer from off-balance sheet general valuation allowance (GVA)	16	21
Net charge-offs	(18,512)	(23,811)
Fair value charges	(334)	(334)
Allowance for loan losses	24,490	24,490
Off-balance sheet GVA	72	72
Total allowance for loan losses	$24,562	$24,562

The Corporation also charged $334,000 into the allowance for loan losses during the quarter ended June 30, 2009, to record a fair value adjustment to residential mortgages originated under the Builder Loan Program. This adjustment is primarily based on the difference between the rates offered to purchasers of new homes from the Corporation’s builder/developer borrowers and the rate available on a conforming loan with similar terms.

The following table provides summary information concerning asset quality as of June 30, 2009, and December 31, 2008, respectively:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Nonperforming loans	$114,449	$40,278
Total loans	$1,226,444	$1,258,241
Nonperforming loans/total loans	9.33%	3.20%
Nonperforming loans/total assets	7.11%	2.46%
Total allowance for loan losses/total loans (1)	2.00%	1.31%
Total allowance for loan losses/nonperforming loans (1)	21.00%	41.00%
REO	$7,872	$1,446
Total nonperforming assets	$122,321	$41,724
Nonperforming assets/total assets	7.59%	2.55%
Nonperforming assets/total loans	9.97%	3.32%
(1) Total allowance for loan losses includes off-balance sheet loan commitments of $72,000 at June 30, 2009, and $93,000 at December 31, 2008.

The economy in our market area is dependent to a significant degree on real estate and related industries (i.e. construction, housing).  Although we maintain a diversified loan portfolio, the present downturn in real estate, including construction, has had an adverse effect on borrowers’ ability to repay all types of loans and has affected our results of operations and financial condition, and these changes are taken into account when we evaluate our allowance for loan losses.  We frequently review and update our underwriting guidelines and monitor our delinquency levels for any negative or adverse trends and adjust projected loan concentration limits and credit standards when necessary.

Management remains concerned about the residential housing slowdown and the effect it has had on credit quality. While there has been an increase in home sales in the Corporation’s market area during the second quarter of 2009, the slowing of the overall economy only increases these concerns. Management has increased monitoring of construction and land acquisition loans and has dramatically reduced originations in these portfolios.

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

The following table sets forth information concerning the Bank’s allocation of the allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated.

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Business	$7,972	32.55%	$3,193	19.42%
Construction	7,692	31.41	4,341	26.40
Commercial real estate	2,043	8.34	610	3.71
Multifamily	235	0.96	149	0.91
Consumer	326	1.33	333	2.03
Residential	232	0.95	253	1.54
Unallocated	5,990	24.46	7,560	45.99
Total allowance for loan losses	$24,490	100.00%	$16,439	100.00%

The migration of the percentage of the allowance assigned to the unallocated portion to other loan categories reflects the higher levels of nonperforming and adversely classified loans. The increase in the allocation for business loans is due to the impairment of one credit for $4.0 million.

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rate by category or average earning asset or interest-bearing liability.
	Three months ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
ASSETS
Interest-earning assets
Residential loans	$133,078	$1,953	5.89%	$106,274	$1,607	6.05%
Multifamily loans	93,671	1,470	6.29	34,860	654	7.55
Commercial real estate loans	174,728	2,792	6.41	113,467	1,922	6.81
Construction loans	254,998	2,869	4.51	412,826	6,213	6.05
Consumer loans	30,875	495	6.43	28,801	472	6.59
Business banking loans	471,564	7,754	6.60	477,552	8,169	6.88
Total loans(1)	1,158,914	17,333	6.00	1,173,780	19,037	6.52
Securities available-for-sale	201,399	2,198	4.38	133,309	1,721	5.19
Securities held-to-maturity	55,105	674	4.91	136,336	1,991	5.87
Daily interest-earning deposits	24,898	10	0.16	9,632	44	1.84
Total securities and interest-earning deposits	281,402	2,882	4.11	279,277	3,756	5.39
Total interest-earning assets	1,440,316	20,215	5.63	1,453,057	22,793	6.31
Noninterest-earning assets
Office properties and equipment, net	15,412			15,573
REO, net	9,146			-
Other noninterest-earning assets	146,847			59,317
Total assets	$1,611,721			$1,527,947

LIABILITIES AND EQUITY
Interest-bearing liabilities
Savings accounts	$9,949	$6	0.24%	$11,003	$14	0.51%
Checking accounts	185,477	526	1.14	65,075	244	1.51
Money market accounts	127,833	303	0.95	336,208	1,941	2.32
Certificates of deposit	575,722	3,144	2.19	467,345	4,393	3.78
Total interest-bearing deposits	898,981	3,979	1.78	879,631	6,592	3.01
Other interest-bearing liabilities
FHLB advances	248,780	2,684	4.33	255,140	2,725	4.30
Securities sold under agreements to repurchase	151,041	2,160	5.74	120,839	1,387	4.62
Junior subordinated debentures payable	24,185	530	8.79	26,549	530	8.03
Other borrowings	51,758	39	0.30	19,890	114	2.39
Total interest-bearing liabilities	1,374,745	9,392	2.74	1,302,049	11,348	3.51
Other liabilities	94,115			99,514
Total liabilities	1,468,860			1,401,563
Stockholders’ equity	142,861			126,384
Total liabilities and stockholders’ equity	$1,611,721			$1,527,947

Net interest income (2)		$10,823			$11,445
Interest rate spread (3)			2.89%			2.80%
Net interest margin (4)		3.01%			3.17%
Average interest-earning assets to average interest-bearing liabilities	104.77%			111.60%

(1)  Does not include interest or balances on loans 90 days or more past due that are classified as nonaccruing.
(2)  Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(3)  Total interest-earning assets yield less total interest-bearing liabilities cost.
(4)  Net interest income as an annualized percentage of total interest-earning assets.

	Six months ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
ASSETS
Interest-earning assets
Residential loans	$130,031	$3,810	5.91%	$102,633	$3,102	6.08%
Multifamily loans	90,751	2,826	6.28	26,138	958	7.37
Commercial real estate loans	156,394	5,086	6.56	115,379	3,882	6.77
Construction loans	301,067	7,244	4.85	405,761	12,852	6.37
Consumer loans	30,881	996	6.50	28,358	955	6.77
Business banking loans	474,877	15,586	6.62	473,627	16,597	7.05
Total loans(1)	1,184,001	35,548	6.05	1,151,896	38,346	6.69
Securities available-for-sale	178,469	4,074	4.60	123,135	3,278	5.35
Securities held-to-maturity	75,949	1,984	5.27	141,168	4,075	5.80
Daily interest-earning deposits	26,949	20	0.15	8,920	108	2.43
Total securities and interest-earning deposits	281,367	6,078	4.36	273,223	7,461	5.51
Total interest-earning assets	1,465,368	41,626	5.73	1,425,119	45,807	6.46
Noninterest-earning assets
Office properties and equipment, net	15,490			15,149
REO, net	5,345			-
Other noninterest-earning assets	136,752			59,749
Total assets	$1,622,955			$1,500,017

LIABILITIES AND EQUITY
Interest-bearing liabilities
Savings accounts	$10,097	$12	0.24%	$11,078	$28	0.51%
Checking accounts	157,402	978	1.25	59,171	436	1.48
Money market accounts	150,664	792	1.06	335,121	4,720	2.83
Certificates of deposit	576,680	7,153	2.50	454,968	9,373	4.14
Total interest-bearing deposits	894,843	8,935	2.01	860,338	14,557	3.40
Other interest-bearing liabilities
FHLB advances	248,889	5,340	4.33	256,303	5,465	4.29
Securities sold under agreements to repurchase	149,684	4,261	5.74	120,735	2,651	4.42
Junior subordinated debentures payable	25,065	1,060	8.53	26,701	1,060	7.98
Other borrowings	60,443	87	0.29	12,086	154	2.56
Total interest-bearing liabilities	1,378,924	19,683	2.88	1,276,163	23,887	3.76
Other liabilities	92,025			98,277
Total liabilities	1,470,949			1,374,440
Stockholders’ equity	152,006			125,577
Total liabilities and stockholders’ equity	$1,622,955			$1,500,017

Net interest income (2)		$21,943			$21,920
Interest rate spread (3)			2.85%			2.70%
Net interest margin (4)		3.02%			3.09%
Average interest-earning assets to average interest-bearing liabilities	106.27%			111.67%

(5)  Does not include interest or balances on loans 90 days or more past due that are classified as nonaccruing.
(6)  Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(7)  Total interest-earning assets yield less total interest-bearing liabilities cost.
(8)  Net interest income as an annualized percentage of total interest-earning assets.

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

(Dollars in thousands)	Three months ended June 30, 2009 compared to three months ended June 30, 2008 Increase (Decrease) Due to
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(43)	$405	$(16)	$346
Multifamily loans	(109)	1,110	(185)	816
Commercial real estate	(115)	1,044	(59)	870
Construction loans	(1,589)	(2,388)	633	(3,344)
Consumer loans	(12)	34	1	23
Business banking loans	(341)	(103)	29	(415)
Total loans	(2,209)	102	403	(1,704)
Securities available-for-sale	(271)	884	(136)	477
Securities held-to-maturity	(330)	(1,193)	206	(1,317)
Daily interest-earning deposits	(39)	67	(62)	(34)
Total net change in income on interest-earning assets	$(2,849)	$(140)	$411	$(2,578)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$(7)	$(1)	$-	$(8)
Checking accounts	(60)	454	(112)	282
Money market accounts	(1,151)	(1,209)	722	(1,638)
Certificates of Deposit	(1,858)	1,024	(415)	(1,249)
Total deposits	(3,076)	268	195	(2,613)
FHLB advances	(1)	(47)	7	(41)
Securities sold under agreements to repurchase	338	349	86	773
Junior subordinated debentures payable	50	(47)	(3)	-
Other borrowings	(104)	190	(161)	(75)
Total net change in expenses on interest-bearing liabilities	$(2,793)	$713	$124	$(1,956)
Net increase in net interest income	$(56)	$(853)	$287	$(622)

(Dollars in thousands)	Six months ended June 30, 2009 compared to Six months ended June 30, 2008 Increase (Decrease) Due to
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(87)	$833	$(38)	$708
Multifamily loans	(143)	2,381	(370)	1,868
Commercial real estate	(120)	1,388	(64)	1,204
Construction loans	(3,079)	(3,334)	805	(5,608)
Consumer loans	(38)	85	(6)	41
Business banking loans	(1,014)	44	(41)	(1,011)
Total loans	(4,481)	1,397	286	(2,798)
Securities available-for-sale	(462)	1,481	(223)	796
Securities held-to-maturity	(379)	(1,893)	181	(2,091)
Daily interest-earning deposits	(101)	219	(206)	(88)
Total net change in income on interest-earning assets	$(5,423)	$1,204	$38	$(4,181)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$(15)	$(3)	$2	$(16)
Checking accounts	(68)	728	(118)	542
Money market accounts	(2,970)	(2,612)	1,654	(3,928)
Certificates of Deposit	(3,734)	2,521	(1,007)	(2,220)
Total deposits	(6,787)	634	531	(5,622)
FHLB advances	49	(159)	(15)	(125)
Securities sold under agreements to repurchase	800	639	171	1,610
Junior subordinated debentures payable	73	(65)	(8)	-
Other borrowings	(137)	620	(550)	(67)
Total net change in expenses on interest-bearing liabilities	$(6,002)	$1,669	$129	$(4,204)
Net increase in net interest income	$579	$(465)	$(91)	$23

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

General

The Corporation had a net loss of $21.4 million for the three months ended June 30, 2009, compared to net income of $3.6 million during the comparable period in 2008. An $18.3 million loan loss provision and an $11.7 million goodwill impairment charge accounted for most of the difference in results. The Bank reversed approximately $773,000 of interest on loans placed on non-accrual status during the quarter. Loss available for common stockholders, which adjusts for the dividends on preferred stock paid to the U.S. Treasury, was $21.9 million or $1.81 per diluted share compared to income available for common stockholders of $3.6 million, or $0.30 per diluted share, in the second quarter of 2008.

Net interest income before provision for loan losses decreased to $10.8 million for the quarter ended June 30, 2009, as compared to $11.4 for the same quarter last year. Total other income was flat at $2.2 million for the quarter ended June 30, 2009. Other expenses excluding the goodwill impairment charge increased $2.7 million to $10.0 million for the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008. The primary contributors to this increase were the $1.1 million REO write-down, $740,000 FDIC special assessment (based upon five basis points of total assets, less Tier 1 capital as of June 30, 2009), higher legal expenses associated with loan workouts, and an increase in REO expense.

Net loss for the six months ended June 30, 2009, was $26.2 million compared with net income of $6.2 million during the comparable period in 2008. Loss available for common stockholders was $27.2 million or $2.25 per diluted share compared to income available for common stockholders of $6.3 million or $0.51 per diluted share. The increase in provision for loan losses and the goodwill impairment charge are primarily responsible for the decrease in earnings.

Net Interest Income

Net interest income before provision for loan losses decreased 5.5% or $600,000 to $10.8 million for the three months ended June 30, 2009, compared to $11.4 million for the three months ended June 30, 2008. Due to the increase in nonperforming loans, average interest-earning assets decreased by $12.7 million or 0.9% to $1.4 billion for the three months ended June 30, 2009, compared to the same period in 2008. Average total interest-earning loans decreased $14.9 million to $1.16 billion and average investment securities decreased $13.1 million to $256.5 million for the three months ended June 30, 2009, compared to the same quarter of the prior year. Average daily interest-bearing deposits increased $15.3 million to $24.9 million for the three months ended June 30, 2009, compared to the same quarter of the prior year.

Net interest income before provision for loan losses remained flat at $21.9 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Average interest-earning assets increased by $40.2 million or 2.8% to $1.47 billion for the six months ended June 30, 2009, compared to the same period in 2008. Average total interest-earning loans increased $32.1 million to $1.18 billion and average investment securities decreased $9.9 million to $254.4 million for the six months ended June 30, 2009, compared to the same period in 2008. Average daily interest-bearing deposits increased $18.0 million to $26.9 million for the six months ended June 30, 2009, compared to the same period in 2008.

	At or for the three months ended June 30,		At or for the six months ended June 30,
(Dollars in millions)	2009	2008	2009	2008

Average interest-earning assets	$1,440	$1,453	$1,465	$1,425
Average interest-bearing liabilities	1,375	1,302	1,379	1,276
Yield on interest-earning assets	5.63%	6.31%	5.73%	6.46%
Cost of interest-bearing liabilities	2.74	3.51	2.88	3.76
Net interest spread	2.89	2.80	2.85	2.70
Net interest margin	3.01	3.17	3.02	3.09

Despite a 9 basis point increase in the net interest spread, the net interest margin decreased 16 basis point to 3.01% for the three months ended June 30, 2009, compared to the same quarter the prior year. The yield on interest-earning assets decreased 68 basis points to 5.63% for the three months ended June 30, 2009, compared to 6.31% for the three months ended June 30, 2008. The yield on interest-earning assets and net interest margin were impacted by 22 basis points by the reversal of approximately $773,000 in interest income related to loans that were placed on non-accrual. The cost of interest-bearing liabilities decreased 77 basis points to 2.74% for the three months ended June 30, 2009, compared to 3.51% for the same period in 2008, primarily due to decreased costs for deposits. The increase in non-earning assets was responsible for the lower margin.

Provision for Loan Losses

Cascade’s provision for loan losses was $18.3 million for the three months ended and $32.2 million for the six months ended June 30, 2009. The provision for loan losses was $1.2 million and $3.6 million for the same periods in 2008, respectively. The increase in the provision was due to an increase in charge-offs as well as and increase in nonperforming and adversely classified loans. The provision for loan losses is based on the size, composition and growth of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience. See "Asset Quality" above for further discussion of the Corporation's provision for loan losses.

Other Income

Total other income was flat at $2.2 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Gains on called securities in the held-to-maturity portfolio were $28,000 for the quarter ended June 30, 2009, compared to $6,000 for the same quarter last year. Gains on sold/called securities in the available-for-sale portfolio were $198,000 for the quarter ended June 30, 2009 and $13,000 in the prior year. All gains in each quarter were due to calls of agency notes at par that the Corporation had carried on its books at a discount. For the three months ended June 30, 2009, checking service fees remained unchanged at $1.3 million compared to the same period in the prior year.

Total other income was $5.9 million and $4.7 million for the six months ended June 30, 2009, and June 30, 2008, respectively. Other income was positively impacted by the FAS 159 gain on our junior subordinated debentures of $1.8 million for the first six months of 2009. This relatively large fair value gain was the result of a change to our approach to applying a fair value to this liability. Previously, we had valued the junior subordinated debentures as if the Corporation was going to call the bonds on March 1, 2010 at a call price of 105.5%, which is the first time the bonds are callable. However, under the TARP agreement, we are precluded from calling an instrument that is considered Tier 1 Capital for at least three years. Therefore, the expected life of the junior subordinated debentures increased significantly. The extension of the effective maturity and the increasing interest rates on Bank debt securities lowered the value.

Other Expense

Total other expenses, excluding the goodwill impairment charge, were $10.0 million for the three months and $18.6 million for the six months ended June 30, 2009, compared to $7.3 million for the three months and $14.2 million for the six months ended June 30, 2008.

The increase in other expenses for the quarter ended June 30, 2009, was primarily due to a $1.1 million write-down in the carrying value of REO, an FDIC special assessment of $740,000, an increase in the FDIC regular assessment of $327,000 to $501,000 and a $344,000 increase in REO expenses.

Compensation and employee benefit expenses decreased $22,000 to $3.6 million during the three months ended June 30, 2009, compared to the same quarter last year. Compensation and employee benefit expense was $7.2 million for the six months ended June 30, 2009 and $7.3 million for the same period in 2008. The decreased compensation and personnel expense was primarily due to the reduction of employee incentive payments in spite of the fact that the Corporation added personnel for a new branch opened in May. The remaining other expense categories totaled $5.2 million for the three months and $10.1 for the six months ended June 30, 2009, and $3.6 million for the three months and $6.9 million for the six months ended June 30, 2008.

The provision for federal income taxes was a tax benefit of $5.6 million as a result of the quarterly loss. The effective tax rate for the first half of 2009 was 24% compared to a tax rate of 30% the prior year.

Segment Results

The Corporation and the Bank are managed as a legal entity and not by lines of business. The Bank’s operations include commercial banking services, such as lending activities, business services, deposit products and other services. The performance of the Bank as a whole is reviewed by the Board of Directors and Management Committee.

The Management Committee, which is the senior decision making group of the Bank, is comprised of six members including the President/CEO. Segment information is not necessary to be presented in the notes to the consolidated financial statements because operating decisions are made based on the performance of the Corporation as a whole.

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loan originations; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of other borrowings. In terms of commitments, as of June 30, 2009, Cascade had $31.9 million of construction loans in process, $80.4 million in unused business lines of credit and future business commitments, $35.5 million in unused consumer lines of credit including credit cards, and $15.0 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 81% of commitments at any point in time. Historically, the Bank’s business customers use approximately 52% of their credit lines at any given time. About 50% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and incremental customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2009, contributed $8.4 million to liquidity compared to $7.8 million for the six months ended June 30, 2008.

Funding needs are met through existing liquidity balances, deposit growth, FHLB advances and other borrowings including the Federal Reserve Bank (FRB), as well as the repayment of existing loans and the sale of loans. Cascade maintains balances in FHLB and FRB deposits, which equaled $26.7 million as of June 30, 2009, and $1.9 million at June 30, 2008.

Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $563.4 million at current asset levels. At June 30, 2009, the Bank had $239.0 million in advances, an $85.0 million Letter of Credit that is being used to secure public funds, and an unused line of credit from the FHLB-Seattle of approximately $239.4 million subject to the ability to pledge eligible collateral. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a source of funding. At June 30, 2009, the Bank had $146.6 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or in the repurchase market were $49.0 million at the end of the quarter and $11.0 million as of December 31, 2008. Loans secured by commercial real estate totaling $314.1 million and home equity and second lien residential loans totaling $39.4 million are being used as a source of collateral at the FHLB. The Bank also has a total of $10.0 million in Fed funds lines with one correspondent bank. Cascade did not draw on this line during the quarter. The Bank also has collateral to borrow $193.6 million at the Federal Reserve Bank of San Francisco and did borrow overnight during the quarter. As of June 30, 2009, the Bank had an outstanding balance of $60.0 million in short-term borrowings with the Federal Reserve under the Term Auction Facility (TAF) program.

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

The Board of Directors authorized a stock repurchase program of up to 300,000 shares of the Corporation’s stock at its May 2008 meeting. The repurchase program does not obligate the Corporation to acquire any specific number of shares. The main focus of the program is to attempt to offset the dilution created by the exercise of stock options and other stock grants; see Part II – Other Information, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds. Given the restrictions of the U.S. Treasury’s Capital Purchase Program, which precludes share repurchases by participants, the program expired May 31, 2009 and was not reauthorized.

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

Capital Requirements

Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold adjusted capital levels equal to 4% of its assets and 8% of its risk-weighted assets. As of June 30, 2009, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.6 billion and $1.3 billion respectively. The related excess capital amounts as of June 30, 2009, are presented in the following table:

(Dollars in thousands)	Adequately Capitalized		Well Capitalized
Cascade Bank core capital	Amount	Percentage	Amount	Percentage
Tier 1 (Core) capital	$143,984	9.01%	$143,984	9.01%
Minimum requirement	63,912	4.00	95,867	6.00
Excess	$80,072	5.01%	$48,117	3.01%

Cascade Bank risk-based capital	Amount	Percentage	Amount	Percentage
Risk-based capital	$160,070	12.52%	$160,070	12.52%
Minimum requirement(1)	102,271	8.00	127,838	10.00
Excess	$57,799	4.52%	$32,232	2.52%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of June 30, 2009, which requires a core capital to assets ratio of at least 6% and a risk-based capital to assets ratio of at least 10%.

The Corporation, as a bank holding company regulated by the Federal Reserve, is subject to capital requirements that are similar to those for Cascade Bank. As of June 30, 2009, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 9.10% and a risk-based ratio of 12.62%.

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

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of June 30, 2009, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of June 30, 2009, the Bank’s fair value of equity decreases 10.2% in the up 200 basis point scenario and decreases 2.3% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 9.2% in the up 200 basis point scenario and 9.4% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income decreases 2.7% in the up 200 basis point scenario and 0.6% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans with rate floors. In addition to selling most 15 and 30 year fixed rate residential loans, it also sells many of its hybrid ARM residential loans. The table below summarizes the Bank’s loan portfolio by rate type at June 30, 2009.

Type	% of Portfolio
Variable	37%
Adjustable	39%
Fixed	24%
100%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, and by obtaining longer term FHLB advances. As of June 30, 2009, the entire portfolio of $239.0 million in long-term advances had original maturities greater than one year. This portfolio consists entirely of advances with put provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing under certain rate conditions and on specific dates.

In addition to writing embedded options in some of its liabilities, the Bank invests in mortgage backed securities and callable GSE (agency) securities. The Bank receives higher yields in return by writing call options. The Bank models this optionality in measuring, monitoring, and managing its interest rate exposure. As of June 30, 2009, the Bank did not use any interest rate swap agreements, including caps, floors or collars.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the registrant's senior management as of June 30, 2009. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended June 30, 2009, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
		2008 PLAN		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

Period		Total Number of Shares Purchased	Average Price Paid per Share
Beginning	Ending
April 1, 2009	April 30, 2009	-	$-	-	300,000
May 1, 2009	May 31, 2009	-	-	-	300,000
Total		-	$-	-	300,000
During the period presented there were no shares purchased.

1) The Plan expired on May 31, 2009, and given the restrictions of the U.S. Treasury’s Capital Purchase Program, which precludes share repurchases by participants, the program was not reauthorized.

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

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Shareholders Meeting of the Corporation was held on April 28, 2009. The shareholders re-elected four incumbent directors. Dwayne R. Lane, Dennis R. Murphy, Ronald E. Thompson, and G. Brandt Westover were re-elected for a term ending in 2012.

Nominee	For	Against/Withheld
Dwayne R. Lane	9,927,849	269,327
Dennis R. Murphy	9,936,333	260,843
Ronald E. Thompson	9,889,548	307,628
G. Brandt Westover	9,941,057	256,119

The proposal to approve, in an advisory (non-binding) vote, the compensation of executives disclosed in the proxy statement, received the following votes. The proposal was approved.
	Votes	% of For/ Against/ Abstain
For	9,144,820	89.68%
Against	353,537	3.47
Abstain	698,818	6.85
Not voted	1,913,257	-

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

On June 25, 2009, the Corporation filed a Form 8-K announcing an increased loan loss provision, suspension of their quarterly common stock cash dividend and expected financial results for the quarter ended June 30, 2009, under Items 2.02 and 9.01 of Form 8-K.

On July 28, 2009, the Corporation filed a Form 8-K reporting an attached press release announcing earnings information for the quarter ended June 30, 2009, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

August 7, 2009	/s/ Carol K. Nelson
By: Carol K. Nelson, President and Chief Executive Officer (Principal Executive Officer)

August 7, 2009	/s/ Lars H. Johnson
By: Lars H. Johnson, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)