Form 10-Q
period 2009-09-30
CASCADE FINANCIAL CORP
filed 2009-11-06
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

(425) 339-5500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer”, or a “smaller reporting company”. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2009
Common Stock ($.01 par value)	12,146,080

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2009

PART I –– FINANCIAL INFORMATION
Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)	September 30,	December 31,
(Unaudited)	2009	2008
ASSETS
Cash on hand and in banks	$4,401	$11,859
Interest-earning deposits in other institutions	69,838	10,907
Fed funds sold	-	30,700
Securities available-for-sale, fair value	242,136	123,678
Federal Home Loan Bank (FHLB) stock	11,920	11,920
Securities held-to-maturity, amortized cost	26,912	120,594
Loans, net of allowance for loan losses and deferred loan fees	1,202,768	1,238,733
Goodwill	12,885	24,585
Core deposit intangible, net	388	493
Premises and equipment, net	15,009	15,463
Cash surrender value of bank-owned life insurance (BOLI)	24,275	23,638
Income tax refund receivable	10,395	-
Deferred tax asset	6,426	9,828
Real estate owned (REO) and other repossessed assets	6,967	1,446
Accrued interest receivable and other assets	12,667	13,475
TOTAL ASSETS	$1,646,987	$1,637,319

LIABILITIES
Deposits	$1,032,663	$1,006,782
FHLB advances	239,000	249,000
Securities sold under agreements to repurchase	147,455	146,390
Federal Reserve Bank (FRB) TAF borrowing	60,000	40,000
Junior subordinated debentures payable	15,465	15,465
Junior subordinated debentures payable, fair value	8,357	10,510
Advance payments by borrowers for taxes and insurance	1,586	515
Dividends payable	243	759
Accrued interest payable, expenses and other liabilities	5,660	7,776
TOTAL LIABILITIES	1,510,429	1,477,197

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized 38,970 shares; Series A (liquidation preference $1,000 per share); issued and outstanding 38,970 at September 30, 2009, and December 31, 2008	36,931	36,616
Preferred stock, $.01 par value, authorized 500,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 12,146,080 shares at September 30, 2009, and 12,071,032 shares at December 31, 2008	121	121
Additional paid-in capital	43,397	43,170
Retained earnings, substantially restricted	54,503	80,875
Accumulated other comprehensive gain (loss), net of tax	1,606	(660)
TOTAL STOCKHOLDERS’ EQUITY	136,558	160,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,646,987	$1,637,319

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except share and per share amounts) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$17,094	$20,611	$52,642	$58,957
Securities available-for-sale	2,618	1,574	6,691	4,780
FHLB dividends	-	42	-	113
Securities held-to-maturity	457	2,102	2,441	6,178
Interest-earning deposits	20	16	40	124
Total interest income	20,189	24,345	61,814	70,152
Interest expense:
Deposits	3,899	6,430	12,834	20,986
FHLB advances	2,622	2,746	7,962	8,211
Securities sold under agreements to repurchase	2,182	1,802	6,443	4,608
Federal Reserve Bank borrowings	38	-	125	-
Junior subordinated debentures	530	530	1,590	1,590
Total interest expense	9,271	11,508	28,954	35,395
Net interest income	10,918	12,837	32,860	34,757
Provision for loan losses	4,000	1,250	36,175	4,840
Net interest income (loss) after provision for loan losses	6,918	11,587	(3,315)	29,917
Other income:
Checking fees	1,342	1,328	3,724	3,640
Service fees	237	280	772	825
Increase in cash surrender value of BOLI	239	271	687	790
Net gain (loss) on sales/calls of securities available-for-sale	806	(87)	1,004	284
Net gain on calls of securities held-to-maturity	46	-	192	112
Net gain on fair value of financial instruments	351	389	2,153	887
Other	146	145	519	459
Total other income	3,167	2,326	9,051	6,997
Other expenses:
Compensation and employee benefits	3,382	3,789	10,575	11,039
Occupancy	1,055	955	3,167	2,935
Marketing	279	228	855	790
FDIC insurance and WPDPC assessment	505	186	2,505	385
REO expense	463	35	828	47
Loss on REO and other repossessed assets	69	3	1,348	3
Other than temporary impairment (OTTI) on investments	-	17,338	858	17,338
Other	2,192	1,969	6,431	6,151
Other expenses excluding goodwill impairment	7,945	24,503	26,567	38,688
Goodwill impairment	-	-	11,700	-
Total other expenses	7,945	24,503	38,267	38,688
Income (loss) before provision (benefit) for federal income taxes	2,140	(10,590)	(32,531)	(1,774)
Provision (benefit) for federal income taxes	507	(3,971)	(7,947)	(1,402)
Net income (loss)	1,633	(6,619)	(24,584)	(372)
Dividends on preferred stock	487	-	1,456	-
Accretion of issuance discount on preferred stock	105	-	315	-
Net income (loss) available for common stockholders	$1,041	$(6,619)	$(26,355)	$(372)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) per common share, basic	$0.09	$(0.55)	$(2.18)	$(0.03)
Weighted average number of shares outstanding, basic	12,128,257	12,059,480	12,113,623	12,047,700
Net income (loss) per share, diluted	$0.09	$(0.55)	$(2.18)	$(0.03)
Weighted average number of shares outstanding, diluted	12,128,257	12,140,168	12,113,623	12,168,009
Dividends declared per share	$0.00	$0.09	$0.010	$0.27

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,633	$(6,619)	$(24,584)	$(372)

Unrealized gain (loss) on securities available-for-sale, net of tax provision (benefit) of $1,326 and $551 for the three months ended September 30, 2009, and 2008, respectively, and $869 and $(635) for the nine months ended September 30, 2009, and 2008, respectively.	2,461	1,024	1,613	(1,180)

Reclassification adjustment for gains on securities included in net income (loss), net of tax provision (benefit) of $282 and $(30) for the three months ended September 30, 2009, and 2008, respectively, and $351 and $99 for the nine months ended September 30, 2009, and 2008, respectively.	524	(57)	653	185

Comprehensive income (loss)	$4,618	$(5,652)	$(22,318)	$(1,367)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Nine Months Ended September 30,
(Unaudited)	2009	2008

Cash flows from operating activities:
Net loss	$(24,584)	$(372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,701	1,562
Provision for loans losses	36,175	4,840
REO write-downs	1,122	117
Goodwill impairment	11,700	-
Increase in cash surrender value of BOLI	(637)	(730)
Amortization of retained servicing rights	22	30
Amortization of core deposit intangible	105	105
Deferred federal income taxes	2,182	(6,327)
Deferred loan fees, net of amortization	134	(475)
Gain on sale of loans	160	119
Stock-based compensation	117	152
Excess tax benefit from stock-based payments	(4)	(30)
Net gain on fair value of financial instruments	(2,153)	(887)
Gain on sales/calls of securities available-for-sale	(1,004)	(284)
Gain on calls of securities held-to-maturity	(192)	(112)
Gain on sales of premises and equipment	(1)	-
Net loss on sale of REO and other repossessed assets	226	3
Net increase in accrued interest receivable and other assets	(9,955)	(1,411)
Net decrease in accrued interest payable, expenses and other liabilities	(1,866)	(3,155)
Other than temporary impairment on investments	858	17,338
Net cash provided by operating activities	14,106	10,483

Cash flows from investing activities:
Loans originated, net of principal repayments	(9,667)	(107,068)
Net purchases of securities available-for-sale	(280,606)	(123,896)
Proceeds from sales/calls of securities available-for-sale	150,839	83,684
Principal repayments on securities available-for-sale	14,943	2,174
Net purchases of securities held-to-maturity	-	(81,866)
Proceeds from calls of securities held-to-maturity	89,600	77,050
Principal repayments on securities held-to-maturity	4,274	1,551
Purchases of premises and equipment	(1,248)	(3,077)
Proceeds from sales/retirements of premises and equipment	2	-
Proceeds from sales/retirements of REO	2,979	59
Net change in investment in Community Reinvestment Act (CRA) – low income housing	(585)	323
Net cash used in investing activities	(29,469)	(151,066)

Subtotal, carried forward	$(15,363)	$(140,583)

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Nine Months Ended September 30,
(Unaudited)	2009	2008

Subtotal, brought forward	$(15,363)	$(140,583)

Cash flows from financing activities:
Proceeds from issuance of common stock	208	356
Dividends paid on common stock	(664)	(3,250)
Dividends paid on preferred stock	(1,429)	-
Repurchase of common stock	(1)	-
Excess tax benefits from stock-based payments	4	30
Net increase in deposits	25,881	87,609
Net (decrease) increase in FHLB advances	(10,000)	24,000
Net increase in securities sold under agreements to repurchase	1,065	358
Net increase in Federal Reserve TAF borrowing	20,000	30,000
Net decrease in advance payments by borrowers for taxes and insurance	1,071	383
Net cash provided by financing activities	36,135	139,486
Net increase (decrease) in cash and cash equivalents	20,772	(1,097)

Cash and cash equivalents at beginning of period	53,467	14,530
Cash and cash equivalents at end of period	$74,239	$13,433

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$30,191	$37,018
Federal income taxes	50	-

Supplemental schedule of non-cash operating activities:
Change in portion of reserve identified for undisbursed loans and reclassified as a liability	$18	$35

Supplemental schedule of non-cash investing activities:
Change in unrealized gain on securities available-for-sale, net of tax	2,266	1,530
Dividends accrued on preferred stock	244	-
Loans transferred to REO and other repossessed assets	9,633	1,625

See notes to condensed consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

1.	Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the “Corporation”), and its operating subsidiary, Cascade Bank (the “Bank” or “Cascade”). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2008, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2008 Annual Report on Form 10-K.

The Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became the FASB’s officially recognized source of authoritative Generally Accepted Accounting Principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through November 6, 2009, the date the financial statements were issued. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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

As discussed in Note 1 – Basis of Presentation, on July 1, 2009, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

In April 2009, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures, related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. A number of factors are considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. This guidance requires increased disclosures and is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC Topic 820 during the second quarter of 2009 did not have an impact on the Corporation’s condensed consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825, Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of ASC Topic 825 were effective for the Corporation’s interim period ending on June 30, 2009.  The new interim disclosures are included in Note 9 – Fair Value Measurements.

In April 2009, the FASB issued ASC Topic 320, Investments – Debt and Equity Securities, which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC Topic 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of ASC Topic 320 were effective for the Corporation’s interim period ending on June 30, 2009 and did not have an effect on the Corporation’s condensed consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance under ASC Topic 855 Subsequent Events. The objective of ASC Topic 855 is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

a)
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

b)	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

c)	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with ASC Topic 855, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. ASC Topic 855 should be applied to the accounting for and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic applies to both interim financial statements and annual financial statements. The adoption of ASC Topic 855 as of June 30, 2009 did not have an effect on the Corporation’s financial condition or results of operation.

In June 2009, the FASB issued new authoritative guidance under ASC Topic 860 Transfers and Servicing, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s condensed consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s consolidated financial statements.

4.    Other Than Temporary Impairment (OTTI) on Investments

    Prior to June 30, 2009, the Corporation owned preferred shares issued by Fannie Mae (FNMA) with a par value of $10.0 million and Freddie Mac (FHLMC) with a par value of $10.0 million. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced it was placing Fannie Mae and Freddie Mac under conservatorship and would eliminate dividends on Fannie Mae and Freddie Mac common and preferred stock. The Corporation recorded a pre-tax OTTI charge of $17.3 million, resulting in a charge net of taxes of $11.3 million to third quarter 2008 earnings. At March 31, 2009, the Corporation adjusted the value of these securities from $1.3 million to $436,000, which resulted in an additional OTTI charge of $858,000 taken in the first quarter of 2009. During the second quarter these preferred shares of Fannie Mae and Freddie Mac were sold for an aggregate of $425,000 which resulted in an additional loss of $11,000.

5.	Goodwill Impairment

In the second quarter of 2009, the Corporation engaged an independent valuation consultant to assist in determining whether, and to what extent, its goodwill asset was impaired.  A goodwill impairment test includes two steps.  Step one, used to identify potential impairment, compares the estimated fair value of the Corporation with its carrying amount including goodwill.  Step one inputs used to determine the implied fair value of the Corporation include the quoted market price of Cascade’s common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and inputs from comparable transactions. If the estimated fair value exceeds its carrying amount, goodwill is considered not impaired.  If the carrying amount exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  Step two of the goodwill impairment test compares the implied estimated fair value of goodwill with the carrying amount of the currently recorded goodwill.  If the carrying amount of goodwill exceeds the implied fair value of the recorded goodwill, an impairment charge is taken in an amount equal to that excess.  The goodwill impairment test showed that, as a result of the significant decline in Cascade’s stock price and market capitalization over the course of 2009, and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, the Corporation’s goodwill was deemed to be impaired.  As a result of the impairment analysis, the Corporation decided to reduce the carrying value of goodwill in our Consolidated Balance Sheet by recording an $11.7 million write-down in the second quarter.  The write-down of goodwill was a non-cash charge that did not affect the Corporation’s or the Bank’s liquidity or operations. Also, since goodwill is excluded from regulatory capital calculations, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the “well-capitalized” regulatory capital ratios of the Corporation or the Bank. There are many assumptions and estimates underlying the determination of whether goodwill has been impaired. Future events could cause management to conclude that the Corporation’s goodwill has become further impaired which would result in the Corporation recording an additional impairment loss.

6.           Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale and held-to-maturity securities at September 30, 2009, and December 31, 2008.

(Dollars in thousands)	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
MBS	$55,082	$1,187	$(90)	$56,179
Agency notes	184,582	1,803	(428)	185,957
Total	$239,664	$2,990	$(518)	$242,136

Securities held-to-maturity
MBS	$16,203	$562	$-	$16,765
Agency notes	9,934	96	-	10,030
Corporate/other	775	-	-	775
Total	$26,912	$658	$-	$27,570

(Dollars in thousands)	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
MBS	$42,250	$288	$(686)	$41,852
Agency notes	81,149	368	(145)	81,372
Corporate/other	1,294	-	(840)	454
Total	$124,693	$656	$(1,671)	$123,678

Securities held-to-maturity
MBS	$20,484	$209	$(148)	$20,545
Agency notes	99,335	442	(396)	99,381
Corporate/other	775	-	-	775
Total	$120,594	$651	$(544)	$120,701

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

The following table presents gross unrealized losses and fair value of available-for-sale and held-to-maturity securities at September 30, 2009, and December 31, 2008.

(Dollars in thousands)	September 30, 2009
		Gross		Gross
		Unrealized		Unrealized
		Losses		Losses	TOTAL
	Fair	Less Than	Fair	More Than	Fair	Unrealized
	Value	1 Year	Value	1 Year	Value	Losses
Securities available-for-sale
MBS	$12,220	$(29)	$2,514	$(61)	$14,734	$(90)
Agency notes	29,922	(428)	-	-	29,922	(428)
Total	$42,142	$(457)	$2,514	$(61)	$44,656	$(518)

Securities held-to-maturity
MBS	$16,765	$-	$-	$-	$16,765	$-
Agency notes	10,030	-	-	-	10,030	-
Corporate/other	775	-	-	-	775	-
Total	$27,570	$-	$-	$-	$27,570	$-

(Dollars in thousands)	December 31, 2008
		Gross		Gross
		Unrealized		Unrealized
		Losses		Losses	TOTAL
	Fair	Less Than	Fair	More Than	Fair	Unrealized
	Value	1 Year	Value	1 Year	Value	Losses
Securities available-for-sale
MBS	$9,492	$(281)	$9,766	$(405)	$19,258	$(686)
Agency notes	19,846	(145)	-	-	19,846	(145)
	454	(840)	-	-	454	(840)
Total	$29,792	$(1,266)	$9,766	$(405)	$39,558	$(1,671)

Securities held-to-maturity
MBS	$7,426	$(139)	$1,811	$(9)	$9,237	$(148)
Agency notes	27,997	(396)	-	-	27,997	(396)
Corporate/other	775	-	-	-	775	-
Total	$36,198	$(535)	$1,811	$(9)	$38,009	$(544)

As of September 30, 2009, the Bank held four securities in its available-for-sale portfolio and none in its held-to-maturity portfolio that have had an unrealized loss for more than one year. The four securities in the available-for-sale portfolio with unrealized losses were all in the MBS category. The Bank has the ability and intends to hold the investments below market value for the period of time management believes to be sufficient for a market price recovery. All securities held in the portfolio are currently rated AAA and paying principal and interest as due. The Bank has no securities that are backed by sub-prime loans or collateralized debt obligations.

 The amortized cost and estimated fair value of investment securities are shown in the following table by contractual or expected maturity at September 30, 2009. During certain interest rate environments, some, or all, of these securities may be called for redemption by their issuers prior to the scheduled maturities. Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. Fair value of the securities was determined using quoted market prices.

(Dollars in thousands)	September 30, 2009
Securities available-for-sale	Amortized Cost	Fair Value
Due less than one year	$-	$-
Due after one through five years	19,978	19,778
Due after five through ten years	154,632	156,107
Due after ten years	9,972	10,072
Subtotal	184,582	185,957
Mortgage-backed securities	55,082	56,179
Total	$239,664	$242,136

Securities held-to-maturity
Due less than one year	$9,934	$10,030
Subtotal	9,934	10,030
Mortgage-backed securities	16,203	16,765
Total	$26,137	$26,795

7.           Loans, Allowance for Loan Losses and REO

The following summary reflects the Bank’s loan portfolio, by business line, as of the dates indicated:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Business	$473,546	$485,060
R/E construction(1)	284,888	406,505
Commercial R/E	193,652	122,951
Multifamily	84,029	86,864
Home equity/consumer	31,455	30,772
Residential(2)	163,151	126,089
Total loans	$1,230,721	$1,258,241
Deferred loan fees	(3,204)	(3,069)
Allowance for loan losses	(24,749)	(16,439)
Loans, net	$1,202,768	$1,238,733

(1)      Real estate construction loans are net of loans in process.
(2)      Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

The following table presents the activity related to the allowance for loan losses for the periods presented:

(Dollars in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning allowance for loan losses	$24,490	$16,439
Additions	4,000	36,175
Transfer from off-balance sheet general valuation allowance (GVA)	(3)	18
Net charge-offs	(3,368)	(27,179)
Fair value charges for builder loans	(370)	(704)
Allowance for loan losses	24,749	24,749
Off-balance sheet GVA	75	75
Total allowance for loan losses	$24,824	$24,824

The following table shows the nonperforming loans in each category: (9/30/09 compared to 12/31/08)

(Dollars in thousands) Nonperforming loans	Balance at September 30, 2009	Balance at December 31, 2008
Business	$8,624	$1,150
R/E construction
Spec construction	17,760	11,735
Land acquisition and development	56,835	22,799
Land	19,679	4,437
Commercial R/E	6,364	-
Total R/E construction	100,638	38,971
Commercial R/E	13,459	-
Multifamily	2,100	-
Home equity/consumer	458	2
Residential	408	155
Total	$125,687	$40,278

The Bank had seven loans totaling $2.5 million at September 30, 2009, which were 90 days or more past due and still accruing. Six of these loans were to one borrower.

The following table presents REO and other repossessed assets for the periods presented:

(Dollars in thousands) REO and other repossessed assets	Nine Months Ended September 30, 2009	Twelve Months Ended December 31, 2008
Beginning balance	$1,446	$-
Loans transferred to REO	9,623	5,821
Loans transferred to other repossessed assets	10	179
Capitalized improvements	215	-
Sales	(2,979)	(4,434)
Write-downs	(1,122)	(117)
Loss on sales	(226)	(3)
Ending balance	$6,967	$1,446

8.           Stockholders’ Equity

a)	Earnings per Share

The following table presents the computation of basic and diluted net income (loss) per common share for the periods indicated:

(Dollars in thousands,	Three Months Ended September 30,		Nine Months Ended September 30,
except share and per share amounts)	2009	2008	2009	2008

Numerator:
Net income (loss)	$1,633	$(6,619)	$(24,584)	$(372)
Less dividends on preferred stock	487	-	1,456	-
Less accretion of issuance discount on preferred stock	105	-	315	-
Net income (loss) available for common stockholders	$1,041	$(6,619)	$(26,355)	$(372)

Denominator:
Denominator for basic net income (loss) per common share-Weighted average shares	12,128,257	12,059,480	12,113,623	12,047,700
Effect of dilutive stock options	-	80,688	-	120,309

Denominator for diluted net income (loss) per common share - Weighted average common shares and assumed conversion of dilutive stock options	12,128,257	12,140,168	12,113,623	12,168,009

Basic net income (loss) per common share	$0.09	$(0.55)	$(2.18)	$(0.03)
Diluted net income (loss) per common share	$0.09	$(0.55)	$(2.18)	$(0.03)

For the quarters ended September 30, 2009, and 2008, there were anti-dilutive options to purchase 652,710 and 421,016 shares, respectively, excluded from the above calculation. For the nine month periods ended September 30, 2009, and 2008, there were anti-dilutive options to purchase 655,361 and 305,697 shares, respectively, excluded from the above calculation.

b)           Common Stock Dividends

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

Compensation expense related to stock-based compensation was $30,000 for the three months ended September 30, 2009, and $52,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, compensation expense related to stock-based compensation was $117,000 and $152,000, respectively.

Changes in total options outstanding for the nine months ended September 30, 2009, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2008	656,883	$10.41	5.07	$153,385
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding on March 31, 2009	656,883	$10.41	4.82	$-
Granted	-	-
Exercised	-	-
Forfeited/canceled	900	-
Outstanding on June 30, 2009	655,983	$10.41	4.56	$-
Granted	-	-
Exercised	-	-
Forfeited/canceled	8,007	6.59
Outstanding on September 30, 2009	647,976	$10.46	4.36	$-

Exercisable on September 30, 2009	497,708	$9.51	3.39	$-

The unrecognized share-based compensation cost on unvested options at September 30, 2009, was $138,457, which will be recognized over the remaining average requisite service period of the options which is approximately two years.

Options are granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options are granted. The options granted have a term of ten years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. The Bank has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.

The total options authorized at September 30, 2009, were 1,089,709. No options were granted or exercised during the nine months ended September 30, 2009.

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

The Bank is required to recognize stock-based compensation for the number of awards that are expected to vest. As a result, for most awards, recognized stock compensation expense was reduced by estimated forfeitures primarily based on historical forfeiture rates of 6.19%. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

During the nine month period ending September 30, 2009, each Board member received an award of 3,582 shares of restricted stock worth approximately $12,000 on the day the shares were granted.  These shares are part of the Board’s compensation package and vest in one year.  Additionally, during the second quarter of 2009, the Board voted to reduce its cash compensation by 10% for the balance of the year. Also during this time, 3,425 shares of restricted stock were awarded to other employees as part of the Bank’s Real Rewards program which awards 25 shares of restricted stock to tenured employees that achieve customer service requirements and an “exceeds” or “far exceeds” on their annual employee performance evaluation.  Restricted stock awards are expensed over a three year vesting period.

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

On November 21, 2008, the Corporation completed its $39 million capital raise as a participant in the U.S. Treasury Department’s Capital Purchase Program.  Under the terms of the transaction, the Corporation issued 38,970 shares of Series A Fixed-Rate Cumulative Perpetual Preferred Stock and a warrant to purchase 863,442 shares of the Corporation’s common stock at an exercise price of $6.77 per share. The additional capital has enhanced the Bank’s capacity to support the communities it serves through expanded lending activities.

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

9.	Non-Qualified Deferred Compensation Plan

The Corporation has adopted the Cascade Bank Non-Qualified Deferred Compensation Plan (the “Plan”) dated February 1, 2008.  The Plan is an unfunded, non-qualified deferred compensation plan designed to provide directors and a select group of management and highly compensated employees of the Bank an opportunity to defer a portion of their salary and incentive payments. The Bank may also, in its sole discretion, make contributions to accounts on behalf of any and all eligible persons. For the quarter ended September 30, 2009, eligible participants contributed $15,000 to the Plan. There have been no contributions made by the Bank as of September 30, 2009.

10.	Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Determination of fair market values:

Available-for-sale securities are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices (Level 2). Inputs to the valuation methodology include quoted prices for similar assets in active markets that are observable for the asset.

The Corporation has issued $10 million (of the $25 million outstanding) of junior subordinated debentures payable that are subject to fair value accounting. The change in fair market value of the junior subordinated debentures payable is recorded as a component of other income. For the quarter ended September 30, 2009, the Corporation opted to use a different approach to determine the fair value for Cascade Capital Trust I. In assigning a value, a discount rate was established. The rate was based upon the rate of 20 year T-notes (the approximate remaining maturity) as of September 30, 2009; plus a credit spread assuming the unrated bond would have an estimated rating of Ba, and a liquidity premium of 400 basis points due to the size of the Corporation and the issue. As with similar bonds, the bonds were assumed to be outstanding until maturity. The derived rate was 13.90% and the valuation is considered a Level 3 measurement. Previously, the Corporation had used the blended yield on a reference security and the yield implicit in a price quotation obtained from a dealer in Trust Preferred Securities (TPS) to determine a fair value for Cascade Capital Trust I. That security had a substantial decline in its yield at a time when the market values on small bank trust preferred issues were flat or declining in value.

Fair value adjustments to impaired collateral dependent loans are sometimes recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions concerning the amount and timing of the cash flows associated with that loan.

Real estate owned (REO) and other repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less selling costs at the time of acquisition.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Those adjustments are categorized as a loss on REO and recognized in other expense.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and December 31, 2008.

(Dollars in thousands)	Fair Value at September 30, 2009
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$-	$242,136	$-	$242,136
Liabilities
Junior subordinated debentures payable	$-	$-	$8,357	$8,357

(Dollars in thousands)	Fair Value at December 31, 2008
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$454	$123,224	$-	$123,678
Liabilities
Junior subordinated debentures payable	$-	$-	$10,510	$10,510

The following table presents the total fair value adjustments for the periods presented:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Assets	2009	2008	2009	2008
Available-for-sale securities	$4,593	$1,488	$3,487	$(1,530)
Liabilities
Junior subordinated debentures payable	$351	$389	$2,153	$887

The following table presents the fair value adjustments for the junior subordinated debentures payable which use significant unobservable inputs (Level 3) for the quarter ended September 30, 2009.
(Dollars in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$8,708	$10,510
Total gains recognized	(351)	(2,153)
Ending balance	$8,357	$8,357

The Corporation conducts an impairment analysis on any loan exceeding $1.0 million when the borrower’s ability to make all contractual payments on a timely basis is in question. At September 30, 2009, $199.5 million of loans were subjected to impairment analysis and the estimated impairment was $5.7 million. No impairment charges were taken and/or reserves established for $158.4 million of the analyzed loans. However, these loans remain classified or impaired.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at September 30, 2009, and December 31, 2008.

(Dollars in thousands)	Fair Value at September 30, 2009
Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$193,810	$193,810
REO and other repossessed assets	-	-	6,967	6,967
Goodwill	-	-	12,885	12,885
Total	$-	$-	$213,662	$213,622

(Dollars in thousands)	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$94,025	$94,025
REO and other repossessed assets	-	-	1,446	1,446
Total	$-	$-	$95,471	$95,471

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods presented:

(Dollars in thousands)	Nine Months Ended September 30,
Description	2009	2008
Impaired loans (1)	$26,912	$2,466
REO and other repossessed assets (2)	2,776	246
Goodwill	11,700	-
Total	$41,388	$2,712

(1)
At September 30, 2009, charge-offs on nonaccruing loans totaled $21.2 million and impairments on nonaccruing loans totaled $5.7 million. The loss on impaired loans represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral recognized through the allowance for loan losses.

(2)
 The balance of REO and other repossessed assets measured at fair value at September 30, 2009 and December 31, 2008, represents real estate that was recorded at fair value less costs to sell at the time of foreclosure and/or has had a valuation adjustment subsequent to becoming REO.  The loss on REO and other repossessed assets represents charge-offs of approximately $1.7 million at the time of foreclosure and subsequent valuation adjustments of $1.1 million

The fair value estimates presented below are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The Corporation has not included certain material items in its disclosure, such as the value of the long-term relationships with the Corporation’s lending and deposit customers, since this is an intangible and not a financial instrument. Additionally, the estimates do not include any tax ramifications. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could materially affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Corporation.

The following table presents a summary of the fair value of the Corporation’s financial instruments:
	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$74,239	$74,239	$53,466	$53,466
Securities available-for-sale	242,136	242,136	123,678	123,678
FHLB stock	11,920	11,920	11,920	11,920
Securities held-to-maturity	26,912	27,571	120,594	120,701
Loans, net	1,202,768	1,217,701	1,238,733	1,260,455

Financial liabilities:
Deposit accounts	$1,032,663	$1,015,148	$1,006,782	$997,826
Borrowings	446,455	489,424	435,390	458,911
Junior subordinated debentures payable	15,465	12,446	15,465	11,569
Junior subordinated debentures payable, at fair value	8,357	8,357	10,510	10,510

Below are explanations of how certain of the above categories are determined:

Cash and Cash Equivalents
The carrying amount represents fair value.

Securities including mortgage backed securities and FHLB stock
Fair values are based on quoted market prices or dealer quotations when available or through the use of alternate approaches, such as matrix or model pricing, when market quotes are not readily available.

Loans
Fair values for all but significant nonperforming loans are estimated using current market interest rates to discount future cash flows for each of the different loan types. Interest rates used to discount the cash flows are based on U.S. Treasury yields or other market interest rates with appropriate spreads for each segment. The spread over the Treasury yields or other market rates is used to account for liquidity, credit quality and higher servicing costs. Prepayment rates are based on expected future prepayment rates, or, where appropriate and available, market prepayment rates. Fair value for significant nonperforming loans is based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit Accounts
Fair values are based on expected life and discounted at an alternative cost of funds. The fair value of certificates of deposit is calculated based on the discounted value of contractual cash flows. The discount rate is equal to the rate currently offered on similar products.

Borrowings (FHLB advances and securities sold under agreements to repurchase)
The fair value is calculated based on the discounted cash flow method, adjusted for market interest rates and terms to maturity.

Junior Subordinated Debentures Payable (Trust Preferred Securities)
The fair value is calculated based on the amounts required to settle the contracts, adjusted for market interest rates and terms to maturity.

11.	Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through November 6, 2009, the date the financial statements were issued.

Cascade Bank was notified by the FDIC in late September 2009, that based on an off-site review of its financial information, the Bank, among other restrictions, could not pay a cash dividend unless it obtained a non-objection from the FDIC.  The Bank requested a non-objection and was informed orally that the request would be denied. Therefore, the Bank is unable to pay a cash dividend from the Bank to the Corporation. Dividends from the Bank are the Corporation’s primary source of cash. Without receiving a cash dividend from the  Bank, the Corporation does not have sufficient cash to pay, when due, interest on its three (3) Trust Preferred Securities, or to pay the dividend, when due, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the United States Department of the Treasury (the “Preferred Stock”).  In light of the foregoing, on November 5, 2009, the Board of Directors elected to defer the next payments due on these instruments.  Under the terms of each instrument, deferral of payment is permitted without triggering an event of default.  Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument.  In addition, during any deferral period, interest on the trust preferred securities is compounded from the date such interest would have been payable. The dividends on the Preferred Stock, if not paid on the dividend payment date, are compounded from the dividend payment date and are payable in arrears on each payment date.

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

Forward-Looking Statements
Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  The Corporation’s actual results may differ materially from those included in the forward-looking statements.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “intend,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.”  These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various investment activities; the effects of competitors’ pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the adoption of the Corporation of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; and the resolution of legal proceedings and related matters.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and state regulators, whose policies and regulations could affect the Corporation’s results.  These and other important factors, including those discussed in our December 31, 2008 Form 10-K, filed with the Securities and Exchange Commission, under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and those discussed in this Form 10-Q under Part II, Item 1A "Risk Factors" below, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

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

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:
	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009	2008	2009	2008
Return on average assets (1)	0.40%	(1.69)%	(2.02)%	(0.03)%
Return on average common equity (1)(2)	6.77	(20.69)	(30.08)	(0.39)
Average stockholders’ equity to average assets	8.16	8.22	8.96	8.32
Other expenses to average assets (1)	1.94	6.30	3.14	3.40
Efficiency ratio	56.41	161.61	63.39	92.66
Average interest-bearing assets to average interest-bearing liabilities	102.42	109.24	104.96	110.56
(1) Annualized (2) Excludes preferred stock.

CHANGES IN FINANCIAL CONDITION

Total assets increased 0.6% or $9.7 million to $1.65 billion at September 30, 2009, compared to $1.64 billion at December 31, 2008. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, decreased 2.9% or $36.0 million to $1.20 billion at September 30, 2009, from $1.24 billion at December 31, 2008.

Total assets grew because the increase in interest-earning deposits more than offset the decline in net loans. Interest-earning deposits, which were all held at the Federal Reserve Bank, increased to $69.8 million as of September 30, 2009 compared to $10.9 million as of December 31, 2008. Cash in banks declined by $7.5 million over that time period as the Bank transferred its check clearing operations from a correspondent bank to the Federal Reserve Bank.

Total investment securities increased $24.8 million to $281.0 million at September 30, 2009, compared to $256.2 million at December 31, 2008. The investment portfolio is concentrated in securities issued by Government Sponsored Enterprises (GSEs, e.g. FNMA or FHLMC) as well as mortgage-backed pass-through securities and collateralized mortgage obligations backed by pools of single family residential mortgages (known collectively as MBS). All investment purchases during the nine months ended September 30, 2009, were rated AAA in terms of credit quality by Moody’s and/or Standard & Poors. All MBS and GSE debt securities in the portfolio as of September 30, 2009, were also rated AAA.

During the quarter, the available-for-sale portfolio grew by $14.2 million and the held-to-maturity portfolio declined by $11.3 million. Of this decline, $10.0 million was a result of calls of agency notes and $1.3 million represented paydowns on MBS. Purchases resulting from the proceeds from calls, in addition to the incremental purchases, were all designated available-for-sale to increase flexibility in managing the portfolio.

Management evaluates securities and FHLB stock for other-than-temporary impairment quarterly.  Consideration is given to: (1) whether the Bank expects to recover the amortized cost basis of the security, (2) the timely payment of principal and interest as due, (3) the financial condition and near term prospects of the issuer, (4) the length of time and extent to which the fair value has been less than cost, and (5) the Bank’s intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value. The Corporation had no OTTI losses for the three months ended September 30, 2009, and $17.3 million for the three months ended September 30, 2008.  The Corporation recognized $858,000 in OTTI losses for the nine months ended September 30, 2009 and $17.3 million for the nine months ended September 30, 2008.

At September 30, 2009, the Bank held FHLB of Seattle stock with a par value of $11.9 million. The Corporation does not anticipate any impairment charges associated with these instruments. According to the AICPA Audit Guide, FHLB stock does not have readily determinable fair value and the equity ownership rights are more limited than would be the case for a public company because of the Federal Housing Finance Agency’s (FHFA) oversight role in budgeting and approving dividends. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost. Thus, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Under FHFA regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  Moody’s Investors Service’s (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels.  According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. Furthermore, Moody’s believes that the FHLBs have the ability to hold the securities until maturity.  The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs. Moody’s has stated that their AAA senior debt rating and Prime-1 short-term debt rating are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support.  Based on the above, the Corporation has determined there is not an other than temporary impairment on the FHLB stock investment as of September 30, 2009.

Loan Portfolio

Virtually all of the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium sized businesses within this area for a wide array of purposes. Included in the business loan total are loans secured by real estate, the majority of which the borrower is the primary tenant of the property. Real estate construction loans are extended to builders and developers of residential and commercial real estate. Commercial real estate loans fund non-owner occupied buildings.

Residential loans held in the Bank’s portfolio are secured by single family residences. The Bank also originates longer term fixed rate residential loans, but sells most of those loans into the secondary market on a best efforts, servicing released basis. Beginning in 2009, the Bank has originated and holds loans generated under its Builder Loan Program, which offers attractive terms to qualified buyers of houses from builders financed by the Bank. As of September 30, 2009, the Bank held $33.1 million of these loans.

Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential, i.e. automobiles, credit cards or boats.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2009	% of Portfolio	December 31, 2008	% of Portfolio
Business	$473,546	38.5%	$485,060	38.6%
R/E construction(1)	284,888	23.1	406,505	32.3
Commercial R/E	193,652	15.7	122,951	9.8
Multifamily	84,029	6.8	86,864	6.9
Home equity/consumer	31,455	2.6	30,772	2.4
Residential(2)	163,151	13.3	126,089	10.0
Total loans	$1,230,721	100.0%	$1,258,241	100.0%
Deferred loan fees	(3,204)		(3,069)
Allowance for loan losses	(24,749)		(16,439)
Loans, net	$1,202,768		$1,238,733

(1)	Real estate construction loans are net of loans in process.
(2)	Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

Net loans decreased by $36.0 million to $1.20 billion as of September 30, 2009, compared to $1.24 billion at December 31, 2008. Total originations exceeded payoffs by $9.3 million. However, the transfer from the loan portfolio of $9.6 million to REO, net charge-offs of $27.2 million and an increase in the allowance for loan losses of $8.3 million resulted in the lower net loan balance.

Within the portfolio, reclassifications from the construction portfolio to commercial real estate of $59.6 million, multifamily of $6.8 million and residential of $6.2 million combined with charge-offs of $26.3 million, transfers of $9.6 million to REO, and payoffs of $13.1 million, reduced the construction portfolio by $121.6 million. In those cases, the reclassified loans were secured by projects that had been completed and have begun to generate sufficient cash flow to justify the reclassifications.

(Dollars in thousands) Loans	Balance at September 30, 2009	Net New Loans - Payments	Reclassifi-cations (2)	Transfers to REO	Charge-offs (1)	Balance at December 31, 2008	Change
Business	$473,546	$(10,918)	$-	$-	$(596)	$485,060	(2.4)%
R/E construction	284,888	(13,097)	(72,607)	(9,623)	(26,290)	406,505	(29.9)
Commercial R/E	193,652	11,119	59,582	-	-	122,951	57.5
Multifamily	84,029	(9,646)	6,811	-	-	86,864	(3.3)
Home equity/consumer	31,455	994	-	(10)	(301)	30,772	2.2
Residential	163,151	30,848	6,214	-	-	126,089	29.4
Total loans	$1,230,721	$9,300	$-	$(9,633)	$(27,187)	$1,258,241	(2.2)
Deferred loan fees	(3,204)	569	(704)	-	-	(3,069)	4.4
Allowance for loan losses	(24,749)	(36,175)	686	-	27,179	(16,439)	50.6
Loans, net	$1,202,768	$(26,306)	$(18)	$(9,633)	$(8)	$1,238,733	(2.9)

(1)	Excludes negative now accounts totaling $193,000 and recoveries of $201,000.
(2)	Transferred $18,000 to off-balance sheet general valuation allowance.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

The Corporation maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses which is approximately 86% of the Corporation’s deferred tax assets.  For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. This deferred tax asset has almost doubled this year due to increased levels of reserves for delinquent and non-accruing loans brought about by the downturn in the local residential real estate market and the nation wide recession.

Under GAAP, a valuation allowance is required on deferred tax assets if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realization of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including income and losses in recent years, the forecast of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Corporation considers both positive and negative evidence regarding the ultimate realization of deferred tax assets.

Positive evidence includes the existence of taxes paid in available carry-back years and the probability that taxable income will be generated in future periods. A portion of the increase in this year’s deferred tax assets will be offset against available carry-back income from 2007 and 2008.  The Corporation will have approximately $5 million in carry-back potential available from the 2008 tax year to use in future years after using a portion of the carry-backs in the current year.  The Corporation has a long history of profitability including over $90 million in earnings in the last 10 years.  The Corporation’s cumulative GAAP negative loss for the last three years is caused by the current year which is the first year in almost twenty years that the Corporation has reported a net loss.  GAAP earnings are negatively impacted by the Corporation’s $11.7 million goodwill impairment charge taken in the second quarter of 2009 which has no federal income tax impact.  Excluding this charge, the Corporation’s three year cumulative GAAP position would be positive. Further, the Corporation had regulatory ratings sufficient to receive TARP funds in 2009, and remains well capitalized to date. However, past performance is no indication of future performance by the Corporation.

At September 30, 2009, the Corporation has a $10.4 million current tax asset.  The receivable is the result of tax carry-backs that the Corporation will recognize due to losses that have been recorded in 2009 and to OTTI charges taken in 2008 on Fannie Mae and Freddie Mac preferred stock.  On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that FHFA was placing Fannie Mae and Freddie Mac under conservatorship and would eliminate dividends on Fannie Mae and Freddie Mac common and preferred stock.  The Corporation recorded a pre-tax OTTI charge of $17.3 to third quarter 2008 earnings and an additional charge of $858,000 in the first quarter of 2009.   The sale of Fannie Mae and Freddie Mac preferred stock during the year will allow the Corporation to recover more than $6.3 million in taxes for the 2009 tax return and accounts for a large portion of the current tax asset.

Deposits, Other Borrowings, and Stockholders’ Equity

Total deposits increased by $25.9 million to $1.03 billion at September 30, 2009, compared to December 31, 2008. The mix shifted to a greater percentage of checking account balances. Checking account deposits increased as the Bank continued to focus its sales activities on deposit generation in general and checking/transaction accounts in particular. Total checking account balances increased by $140.8 million between December 31, 2008 and September 30, 2009. Of that increase, approximately $25.0 million represented the migration of municipal deposits to FDIC insured accounts from CDs and MMDAs that had exceeded the FDIC’s insurance limit.

Savings and money market accounts (MMDA) decreased $75.1 million to $128.9 million at September 30, 2009 compared to December 31, 2008. Municipalities reduced their balances by $74.0 million as the Bank sought to reduce and realign its level of public deposits in light of the $368,000 assessment paid by the Bank in the first quarter. This assessment by the Washington Public Deposit Protection Commission was used to cover the uninsured deposits associated with the failure of the Bank of Clark County. Total CDs decreased $39.8 million to $576.1 million as the balance on brokered CDs declined $71.9 million to $179.9 million at September 30, 2009 compared to December 31, 2008.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	September 30, 2009	% of Deposits	December 31, 2008	% of Deposits
Checking accounts	$327,612	31.7%	$186,843	18.5%
Savings & MMDA	128,918	12.5	204,035	20.3
CDs	576,133	55.8	615,904	61.2
Total	$1,032,663	100.0%	$1,006,782	100.0%

      FHLB advances were $249.0 million at December 31, 2008 and $239.0 million at September 30, 2009. Securities sold under agreements to repurchase were $146.4 million at December 31, 2008, and $147.5 at September 30, 2009. Cascade participates in the Federal Reserve’s Term Auction Facility (TAF) and had a balance of $40.0 million at December 31, 2008 and $60.0 million at September 30, 2009. The Bank uses FHLB advances, repurchase agreements and Federal Reserve borrowings to meet the cash flow and interest rate risk management needs of the Bank.

 Total stockholders’ equity decreased $23.5 million from $160.1 million at December 31, 2008, to $136.6 million at September 30, 2009. The decrease in equity was due to the net loss for the period. The loss was primarily due to the $36.2 million loan loss provision that the Bank recorded during the period and an $11.7 million goodwill impairment charge.

During the nine months ended September 30, 2009, no Cascade common stock was repurchased under the Board approved stock repurchase plan, which expired May 31, 2009 and was not reauthorized. Accumulated other comprehensive income increased to $1.6 million compared to a $660,000 loss at December 31, 2008.

Asset Quality

Nonperforming assets (nonperforming loans, REO and other repossessed assets) totaled $132.7 million and $41.7 million at September 30, 2009, and December 31, 2008, respectively. Nonperforming loans (NPLs) increased to $125.7 million at September 30, 2009, compared to $40.3 million at December 31, 2008. NPLs consist of loans on non-accrual, which includes most loans that are ninety days past due, and loans that management otherwise has serious reservations about collecting all principal and interest owed within the time frame of the underlying notes. Of the $125.7 million, $100.6 million were real estate construction and land development loans, $13.5 million were commercial real estate, $8.6 million were business loans, $400,000 were residential loans, $2.1 million were multifamily, and $458,000 were consumer loans. The Bank had seven loans totaling $2.5 million at September 30, 2009, which were 90 days or more past due and still accruing.

The increase in nonperforming loans during 2009 was primarily due to the deterioration in the real estate construction portfolio, including land acquisition and development loans and land loans. The loans were made for land acquisition and development and/or residential real estate construction projects located in the Puget Sound region of Washington State. All loans are collateralized by the property which the loan was used to develop. Nonperforming spec construction loans increased by $6.0 million. Additions for the nine months of $31.4 million were offset by $13.7 million in paydowns, $6.1 million in charge-offs and $5.6 million in transfers to REO. Included in the additions were two loans totaling $8.2 million. Nonperforming land acquisition and development loans increased by $34.0 million.  Four loans added to this category during the period totaled $45.5 million. The totals were decreased by $4.0 million in paydowns, $6.2 million in charge-offs and $5.3 million in transfers to REO.  Nonperforming land loans increased $15.2 million as four loans added in this category accounted for $11.5 million of the change.  One loan for $12.7 million accounted for most of the increase in the commercial real estate category.  Loans are placed on non-accrual status when the Corporation determines that the borrowers will not be able to make the principal and interest payments in a timely manner as required in the underlying promissory notes.

Ranging from $1.9 million to $18.5 million, the eleven loans noted above totaled $77.9 million, and accounted for most of the increase in nonperforming loans during 2009.  Of the $125.7 million of nonperforming loans as of September 30, 2009, construction loans represented 80.0% percent, while commercial R/E loans accounted for 10.7%.  The other designated loan categories had no significant amounts of nonperforming loans.

The Corporation conducts an ongoing evaluation of its adversely classified credits.  This includes reviewing the loans on a monthly basis, monitoring the real estate market in general by focusing on sales activities, obtaining updated appraisals regarding the property in question when deemed appropriate, obtaining current financial statements from the borrowers and any guarantors when a loan is in question, assessing economic trends, and preparing an impairment analysis of the loan and relationship on at least a quarterly basis.  From this analysis, the Corporation determines the need for any charge-offs and/or impairment for any particular loan or relationship.

The following table shows nonperforming loans versus total loans in each loan category:

(Dollars in thousands) Loan portfolio ($ in 000's)	Balance at 09/30/2009	Nonperforming Loans (NPL)	NPL as a % of each Loan Category
Business	$473,546	$8,624	1.82%
R/E construction
Spec construction	70,325	17,760	25.25
Land acquisition and development	129,345	56,835	43.94
Land	35,416	19,679	55.57
Multifamily construction	16,564	-	-
Commercial construction	32,208	6,364	19.76
1-4 construction	1,030	-	-
Total R/E construction	284,888	100,638	35.33
Commercial R/E	193,652	13,459	6.95
Multifamily	84,029	2,100	2.50
Home equity/consumer	31,455	458	1.46
Residential	163,151	408	0.25
Total	$1,230,721	$125,687	10.21%

The following table shows the migration of nonperforming loans through the portfolio in each category: (9/30/09 compared to 12/31/08)

			On Loans Designated NPLs as of 9/30/09
(Dollars in thousands) Nonperforming loans	Balance at September 30, 2009	Additions	Paydowns	Charge-offs	Transfers to REO	Balance at December 31, 2008
Business	$8,624	$8,141	$(83)	$(584)	$-	$1,150
R/E construction
Spec construction	17,760	31,420	(13,679)	(6,129)	(5,587)	11,735
Land acquisition and development	56,835	49,501	(3,956)	(6,171)	(5,338)	22,799
Land	19,679	27,109	(766)	(11,101)	-	4,437
Commercial RE	6,364	6,364	-	-	-	-
Total R/E construction	100,638	114,394	(18,401)	(23,401)	(10,925)	38,971
Commercial R/E	13,459	13,459	-	-	-	-
Multifamily	2,100	2,100	-	-	-	-
Home equity/consumer	458	670	(2)	(202)	(10)	2
Residential	408	415	(162)	-	-	155
Total	$125,687	$139,179	$(18,648)	$(24,187)	$(10,935)	$40,278

There was $7.0 million of real estate owned (REO) and other repossessed assets at September 30, 2009 compared to $1.4 million at December 31, 2008. The REO consists of four completed houses, nine partially completed houses, 91 developed single family lots and one 15-lot unfinished plot. There was $10,000 in other repossessed assets at September 30, 2009, and none at December 31, 2008.

The following table presents REO and other repossessed assets for the periods presented:

(Dollars in thousands)
REO and other repossessed assets	September 30, 2009	December 31, 2008
Beginning balance	$1,446	$-
Loans transferred to REO	9,623	5,821
Loans transferred to other repossessed assets	10	179
Capitalized improvements	215	-
Sales	(2,979)	(4,434)
Write-downs	(1,122)	(117)
Loss on sales	(226)	(3)
Ending balance	$6,967	$1,446

At September 30, 2009, the Bank’s allowance for loan losses was $24.7 million compared to $16.4 million at December 31, 2008. Additionally, at September 30, 2009, $75,000 was recorded in a general valuation allowance allocated to off-balance sheet commitments, i.e. lines of credit and construction loans in process. This reserve is recorded as an “other liability” on the Corporation’s balance sheet. During the nine months ended September 30, 2009, this account was reduced by $18,000 to $75,000 compared to $93,000 at December 31, 2008, as the level of commitments declined. Total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was 2.02% of total loans outstanding at September 30, 2009, compared to 1.31% at December 31, 2008. Total allowance for loan losses was 20% of nonperforming loans at September 30, 2009, compared to 41% at December 31, 2008. Management has performed extensive analyses on the impaired loans, including obtaining and evaluating updated appraisals, to determine the adequacy of the allowance for loan losses, as well as recording appropriate charge-offs.

During the nine months ended September 30, 2009, loan charge-offs equaled $27.4 million while recoveries were $200,000, resulting in net charge-offs and write-downs of $27.2 million or 2.21% of total loans (2.95% annualized). Of the loans charged-off, $7.0 million came from land acquisition and development loans, $8.2 million came from spec construction loans, $11.1 million came from interest only land loans and $596,000 came from five business loans. The balance of the write downs came from consumer and deposit related charge-offs, i.e. overdrafts.

(Dollars in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning allowance for loan losses	$24,490	$16,439
Additions	4,000	36,175
Transfer from off-balance sheet general valuation allowance (GVA)	(3)	18
Net charge-offs and write-downs	(3,368)	(27,179)
Fair value charges	(370)	(704)
Allowance for loan losses	24,749	24,749
Off-balance sheet GVA	75	75
Total allowance for loan losses	$24,824	$24,824

The Corporation also charged $370,000 and $704,000 into the allowance for loan losses for the three and nine months ended September 30, 2009, respectively, to record a fair value adjustment to residential mortgages originated under the Builder Loan Program. This adjustment is primarily based on the difference between the rates offered to purchasers of new homes from the Corporation’s builder/developer borrowers and the rate available on a conforming loan with similar terms.

The following table provides summary information concerning asset quality as of September 30, 2009, and December 31, 2008, respectively:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Nonperforming loans	$125,687	$40,278
Total loans	1,230,721	1,258,241
Nonperforming loans/total loans	10.21%	3.20%
Nonperforming loans/total assets	7.63	2.46
Total allowance for loan losses/total loans (1)	2.02	1.31
Total allowance for loan losses/nonperforming loans (1)	20.00	41.00
REO and other repossessed assets	$6,967	$1,446
Total nonperforming assets	132,654	41,724
Nonperforming assets/total assets	8.05%	2.55%
(1) Total allowance for loan losses includes off-balance sheet loan commitments of $75,000 at September 30, 2009, and $93,000 at December 31, 2008.

The economy in our market area is dependent to a significant degree on real estate and related industries (i.e. construction, housing).  Although the Bank maintains a diversified loan portfolio, the present downturn in real estate, including construction, has had an adverse effect on borrowers’ ability to repay all types of loans and has affected our results of operations and financial condition, and these changes are taken into account when the Bank evaluates its allowance for loan losses.  The Bank frequently reviews and updates its underwriting guidelines and monitors its delinquency levels for any negative or adverse trends and adjust projected loan concentration limits and credit standards when necessary.

Management remains concerned about the residential housing slowdown and the effect it has had on credit quality. While there has been an increase in home sales in the Corporation’s market area during the third quarter of 2009, the sustainability of this improvement is not assured. Management has increased monitoring of construction and land acquisition loans and has dramatically reduced originations in these portfolios.

The allowance for loan losses is maintained at a level sufficient to provide for losses based on management’s evaluation of known and inherent risks in the portfolio. This evaluation includes analysis of the financial condition of the borrower, the value of the collateral securing selected loans, and consideration of potential loss experience and management’s projection of trends affecting credit quality. The allowance for loan losses represents management’s best estimate of the probable credit losses inherent in the loan portfolio as of the end of the period and management believes it will be adequate to provide for losses that may be incurred. Because future events affecting borrowers and collateral as well as the rate of deterioration cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

The following table sets forth information concerning the Bank’s allocation of the allowance for loan losses and the percentage of loans in each category at the dates indicated.

(Dollars in thousands)	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Business	$7,620	30.79%	$3,193	19.42%
Construction	7,813	31.57	4,341	26.40
Commercial real estate	2,069	8.36	610	3.71
Multifamily	172	0.69	149	0.91
Consumer	334	1.35	333	2.03
Residential	252	1.02	253	1.54
Unallocated	6,489	26.22	7,560	45.99
Total allowance for loan losses	$24,749	100.00%	$16,439	100.00%

The migration of the percentage of the allowance assigned to the unallocated portion to other loan categories reflects the higher levels of nonperforming and adversely classified loans. The increase in the allocation for business loans is due to the impairment of one credit for $4.7 million.

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or cost by average interest-earning asset or interest-bearing liability category.
	Three Months Ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
ASSETS
Interest-earning assets
Residential loans	$153,417	$2,098	5.43%	$107,464	$1,589	5.88%
Multifamily loans	91,379	1,549	6.73	72,658	1,222	6.69
Commercial real estate loans	180,319	2,825	6.22	116,273	1,962	6.71
Construction loans	193,955	2,470	5.05	375,480	7,091	7.51
Consumer loans	30,886	508	6.53	29,148	480	6.55
Business banking loans	464,036	7,644	6.54	478,869	8,267	6.87
Total loans(1)	1,113,992	17,094	6.09	1,179,892	20,611	6.95
Securities available-for-sale	241,384	2,618	4.30	119,456	1,616	5.38
Securities held-to-maturity	37,141	457	4.88	140,545	2,102	5.95
Interest-earning deposits in other institutions	38,312	20	0.21	12,633	16	0.50
Total securities and interest-earning deposits	316,837	3,095	3.88	272,634	3,734	5.45
Total interest-earning assets	1,430,829	20,189	5.60	1,452,526	24,345	6.67
Noninterest-earning assets
Office properties and equipment, net	15,184			15,799
REO, net	7,439			990
Nonperforming loans	117,896			21,873
Other noninterest-earning assets	63,507			65,583
Total assets	$1,634,855			$1,556,771

LIABILITIES AND EQUITY
Interest-bearing liabilities
Savings accounts	$9,843	$6	0.24%	$10,944	$14	0.51%
Checking accounts	201,348	626	1.23	79,686	349	1.74
Money market accounts	119,244	261	0.87	299,411	1,617	2.15
Certificates of deposit	596,546	3,006	2.00	507,610	4,450	3.49
Total interest-bearing deposits	926,981	3,899	1.67	897,651	6,430	2.85
Other interest-bearing liabilities
FHLB advances	239,000	2,622	4.35	253,927	2,746	4.30
Securities sold under agreements to repurchase	146,841	2,182	5.90	120,935	1,619	5.33
Junior subordinated debentures payable	24,169	530	8.70	26,356	530	8.00
Other borrowings	60,000	38	0.25	30,829	183	2.36
Total interest-bearing liabilities	1,396,991	9,271	2.63	1,329,698	11,508	3.44
Other liabilities	104,489			99,137
Total liabilities	1,501,480			1,428,835
Stockholders’ equity	133,375			127,936
Total liabilities and stockholders’ equity	$1,634,855			$1,556,771

Net interest income (2)		$10,918			$12,837
Interest rate spread (3)			2.97%			3.23%
Net interest margin (4)		3.03%			3.52%
Average interest-earning assets to average interest-bearing liabilities	102.42%			109.24%

(1)  Does not include interest or balances on loans 90 days or more past due that are classified as nonaccruing.
(2)  Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(3)  Total interest-earning assets yield less total interest-bearing liabilities cost.
(4)  Net interest income as an annualized percentage of total interest-earning assets.

Average Balances and an Analysis of Average Rates Earned and Paid (continued)

	Nine Months Ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
ASSETS
Interest-earning assets
Residential loans	$137,912	$5,909	5.73%	$104,255	$4,690	6.01%
Multifamily loans	90,963	4,375	6.43	41,758	2,181	6.98
Commercial real estate loans	164,457	7,911	6.43	115,680	5,843	6.75
Construction loans	264,971	9,714	4.90	392,087	19,943	6.79
Consumer loans	30,883	1,503	6.51	28,623	1,435	6.70
Business banking loans	471,223	23,230	6.59	475,388	24,864	6.99
Total loans(1)	1,160,409	52,642	6.07	1,157,791	58,956	6.80
Securities available-for-sale	199,670	6,691	4.48	125,100	4,894	5.23
Securities held-to-maturity	62,871	2,441	5.19	140,959	6,177	5.85
Interest-earning deposits in other institutions	30,778	40	0.17	6,965	125	2.40
Total securities and interest-earning deposits	293,319	9,172	4.18	273,024	11,196	5.48
Total interest-earning assets	1,453,728	61,814	5.69	1,430,815	70,152	6.55
Noninterest-earning assets
Office properties and equipment, net	15,387			15,367
REO, net	6,051			332
Nonperforming loans	85,721			18,003
Other noninterest-earning assets	66,079			54,556
Total assets	$1,626,966			$1,519,073

LIABILITIES AND EQUITY
Interest-bearing liabilities
Savings accounts	$10,011	$19	0.25%	$11,033	$41	0.50%
Checking accounts	172,212	1,604	1.25	66,059	784	1.59
Money market accounts	140,076	1,053	1.01	323,131	6,337	2.62
Certificates of deposit	583,375	10,159	2.33	472,643	13,824	3.91
Total interest-bearing deposits	905,674	12,835	1.89	872,866	20,986	3.21
Other interest-bearing liabilities
FHLB advances	245,557	7,962	4.34	255,505	8,211	4.29
Securities sold under agreements to repurchase	148,726	6,443	5.79	120,802	4,270	4.72
Junior subordinated debentures payable	24,763	1,590	8.58	26,585	1,590	7.99
Other borrowings	60,293	124	0.27	18,380	338	2.46
Total interest-bearing liabilities	1,385,013	28,954	2.80	1,294,138	35,395	3.65
Other liabilities	96,225			98,566
Total liabilities	1,481,238			1,392,704
Stockholders’ equity	145,728			126,369
Total liabilities and stockholders’ equity	$1,626,966			$1,519,073

Net interest income (2)		$32,860			$34,757
Interest rate spread (3)			2.89%			2.90%
Net interest margin (4)		3.02%			3.24%
Average interest-earning assets to average interest-bearing liabilities	104.96%			110.56%

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

(Dollars in thousands)	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 Increase (Decrease) Due to
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(123)	$676	$(44)	$509
Multifamily loans	6	313	8	327
Commercial real estate	(145)	1,075	(67)	863
Construction loans	(2,310)	(3,409)	1,098	(4,621)
Consumer loans	(2)	28	2	28
Business banking loans	(398)	(255)	30	(623)
Total loans	(2,972)	(1,572)	1,027	(3,517)
Securities available-for-sale	(322)	1,640	(316)	1,002
Securities held-to-maturity	(375)	(1,538)	268	(1,645)
Interest-earning deposits in other institutions	(9)	32	(19)	4
Total net change in income on interest-earning assets	$(3,678)	$(1,438)	$960	$(4,156)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$(7)	$(1)	$-	$(8)
Checking accounts	(101)	530	(152)	277
Money market accounts	(958)	(968)	570	(1,356)
Certificates of Deposit	(1,889)	775	(330)	(1,444)
Total deposits	(2,955)	336	88	(2,531)
FHLB advances	32	(161)	5	(124)
Securities sold under agreements to repurchase	172	345	46	563
Junior subordinated debentures payable	46	(44)	(2)	-
Other borrowings	(163)	172	(154)	(145)
Total net change in expenses on interest-bearing liabilities	$(2,868)	$648	$(17)	$(2,237)
Net (decrease) increase in net interest income	$(810)	$(2,086)	$977	$(1,919)

Rate/Volume Analysis (continued)

(Dollars in thousands)	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 Increase (Decrease) Due to
	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(219)	$1,517	$(79)	$1,219
Multifamily loans	(171)	2,575	(210)	2,194
Commercial real estate	(274)	2,468	(126)	2,068
Construction loans	(5,566)	(6,477)	1,814	(10,229)
Consumer loans	(41)	114	(5)	68
Business banking loans	(1,410)	(218)	(6)	(1,634)
Total loans	(7,681)	(21)	1,388	(6,314)
Securities available-for-sale	(699)	2,923	(427)	1,797
Securities held-to-maturity	(700)	(3,428)	392	(3,736)
Interest-earning deposits in other institutions	(116)	428	(397)	(85)
Total net change in income on interest-earning assets	$(9,196)	$(98)	$956	$(8,338)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$(20)	$(4)	$2	$(22)
Checking accounts	(168)	1,262	(274)	820
Money market accounts	(3,913)	(3,596)	2,225	(5,284)
Certificates of Deposit	(5,596)	3,245	(1,314)	(3,665)
Total deposits	(9,697)	907	639	(8,151)
FHLB advances	81	(320)	(10)	(249)
Securities sold under agreements to repurchase	970	989	214	2,173
Junior subordinated debentures payable	119	(109)	(10)	-
Other borrowings	(301)	772	(685)	(214)
Total net change in expenses on interest-bearing liabilities	$(8,828)	$2,239	$148	$(6,441)
Net (decrease) increase in net interest income	$(368)	$(2,337)	$808	$(1,897)

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

General

The Corporation had net income of $1.6 million for the three months ended September 30, 2009, compared to a net loss of $6.6 million during the comparable period in 2008. An Other Than Temporary Impairment (OTTI) charge of $17.3 million on Fannie Mae and Freddie Mac preferred securities after the U.S. government placed these companies under conservatorship in the third quarter of 2008, accounted for most of the difference in results. The Bank reversed approximately $320,000 of interest on loans placed on non-accrual status during the quarter. Net income available for common stockholders, which adjusts for the dividends and the accretion of the issuance discount on preferred stock paid to the U.S. Treasury, was $1.0 million or $0.09 per diluted share compared to a net loss available for common stockholders of $6.6 million, or $0.55 per diluted share, in the third quarter of 2008.

Net interest income before provision for loan losses decreased to $10.9 million for the quarter ended September 30, 2009, as compared to $12.8 million for the same quarter last year. Total other income increased to $3.2 million for the quarter ended September 30, 2009, as compared to $2.3 million for the quarter ended September 30, 2008. Other expenses decreased $16.6 million to $7.9 million for the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008. The primary contributor to this decrease was the $17.3 million OTTI charge on the Fannie Mae and Freddie Mac preferred securities.

Net loss for the nine months ended September 30, 2009, was $24.6 million compared to $372,000 during the comparable period in 2008. Net loss available to common stockholders was $26.4 million or $2.18 per diluted share compared to $372,000 or $0.03 per diluted share.

Net Interest Income

Net interest income before provision for loan losses decreased 14.9% or $1.9 million to $10.9 million for the three months ended September 30, 2009, compared to $12.8 million for the three months ended September 30, 2008. Due to the increase in nonperforming loans, average interest-earning assets decreased by $21.7 million or 1.5% to $1.4 billion for the three months ended September 30, 2009, compared to the same period in 2008. Average total interest-earning loans decreased $65.9 million to $1.1 billion and average investment securities increased $18.5 million to $278.5 million for the three months ended September 30, 2009, compared to the same quarter of the prior year. Average total interest-bearing deposits increased $29.3 million to $927.0 million for the three months ended September 30, 2009, compared to the same quarter of the prior year.

Net interest income before provision for loan losses decreased to $32.9 million for the nine months ended September 30, 2009, compared to $34.8 million for the nine months ended September 30, 2008. Average interest-earning assets increased by $22.9 million or 1.6% to $1.5 billion for the nine months ended September 30, 2009, compared to the same period in 2008. Average total interest-earning loans increased $2.6 million to $1.2 billion and average investment securities decreased $3.5 million to $262.5 million for the nine months ended September 30, 2009, compared to the same period in 2008. Average total interest-bearing deposits increased $32.8 million to $905.7 million for the nine months ended September 30, 2009, compared to the same period in 2008.

(Dollars in millions)	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009	2008	2009	2008
Average interest-earning assets	$1,430,829	$1,452,526	$1,453,728	$1,430,815
Average interest-bearing liabilities	1,396,991	1,329,698	1,385,013	1,294,138
Yield on interest-earning assets	5.60%	6.67%	5.69%	6.55%
Cost of interest-bearing liabilities	2.63	3.44	2.80	3.65
Net interest spread	2.97	3.23	2.89	2.90
Net interest margin	3.03	3.52	3.02	3.24

A 26 basis point decrease in the net interest spread, reduced the net interest margin 49 basis points to 3.03% for the three months ended September 30, 2009, compared to the same quarter the prior year. The yield on interest-earning assets decreased 107 basis points to 5.60% for the three months ended September 30, 2009, compared to 6.67% for the three months ended September 30, 2008. The cost of interest-bearing liabilities decreased 81 basis points to 2.63% for the three months ended September 30, 2009, compared to 3.44% for the same period in 2008, primarily due to decreased costs for deposits. The increase in non-earning assets was responsible for the lower margin.

Provision for Loan Losses

Cascade’s provision for loan losses was $4.0 million for the three months ended and $36.2 million for the nine months ended September 30, 2009. The provision for loan losses was $1.3 million and $4.8 million for the same periods in 2008, respectively. The increase in the provision was due to an increase in charge-offs as well as an increase in nonperforming and adversely classified loans. The provision for loan losses is based on the size, composition and growth of the portfolio, and management’s evaluation of known and inherent risks in the portfolio, as well as Cascade’s loss experience. See "Asset Quality" above for further discussion of the Corporation's provision for loan losses.

Other Income

Total other income was $3.2 million for the three months ended September 30, 2009, as compared to $2.3 million for the three months ended September 30, 2008. Gains on sold/called securities were $852,000 for the quarter ended September 30, 2009 compared to a loss of $87,000 in the prior year. For the three months ended September 30, 2009, checking service fees remained unchanged at $1.3 million compared to the same period in the prior year. Fair value gains on junior subordinated debentures payable were $351,000 for the quarter ended September 30, 2009 compared to $389,000 for the same period in 2008.

Total other income was $9.1 million and $7.0 million for the nine months ended September 30, 2009, and September 30, 2008, respectively. Other income was positively impacted by the gain on sold/called securities available-for-sale of $1.0 million and by the fair value gains on junior subordinated debentures payable of $2.2 million for the first nine months of 2009. As discussed in note 10, Fair Value Measurements, this relatively large fair value gain was the result of a change to our approach to applying a fair value to this liability. Previously, the Corporation had valued the junior subordinated debentures as if it was going to call the bonds within five years.

Other Expense

Total other expenses, excluding the goodwill impairment charge, were $7.9 million for the three months and $26.6 million for the nine months ended September 30, 2009, compared to $24.5 million for the three months and $38.7 million for the nine months ended September 30, 2008. The three and nine month periods ended September 30, 2008 included a $17.3 million OTTI charge on Fannie Mae and Freddie Mac preferred stock.

The increase in other expenses for the quarter ended September 30, 2009, as compared to other expenses for the three months ended September 30, 2008 excluding the $17.3 million OTTI charge, was primarily due to an increase in the FDIC regular assessment from $319,000 to $505,000 and a $428,000 increase in REO expenses.

Compensation and employee benefit expenses decreased $407,000 to $3.4 million during the three months ended September 30, 2009, compared to the same quarter last year. Compensation and employee benefit expense was $10.6 million for the nine months ended September 30, 2009 and $11.0 million for the same period in 2008. The decreased compensation and personnel expense was primarily due to the reduction of employee incentive payments which exceeded the added compensation expense for a new branch opened in May of 2009. The remaining other expense categories, excluding the OTTI charge, totaled $4.6 million for the three months and $15.1 for the nine months ended September 30, 2009, and $3.4 million for the three months and $10.3 million for the nine months ended September 30, 2008.

The provision for federal income taxes was $507,000 for the quarter ended September 30, 2009. The effective tax rate for the third quarter of 2009 was 24% compared to a tax rate of 37% the prior year.

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

Liquidity and Sources of Funds

The Bank monitors its liquidity position to assure that it will have adequate resources to meet its customers’ needs. Potential uses of funds are new loan originations; the disbursement of construction loans in process; draws on unused business lines of credit and unused consumer lines of credit; the purchase of investment securities; deposit withdrawals; and repayment of other borrowings. In terms of commitments, as of September 30, 2009, Cascade had $23.3 million of construction loans in process, $88.5 million in unused business lines of credit and future business commitments, $39.2 million in unused consumer lines of credit including credit cards, and $18.1 million in other undisbursed commitments. Recent history indicates construction lines will be funded at 89% of commitments at any point in time. Historically, the Bank’s business customers use approximately 85% of their credit lines at any given time. About 50% of the home equity lines of credit are drawn upon at any point in time. Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and incremental customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2009, contributed $13.8 million to liquidity compared to $10.5 million for the nine months ended September 30, 2008.

Funding needs are met through existing liquidity balances, deposit growth, FHLB advances and other borrowings including the Federal Reserve Bank (FRB), as well as the repayment of existing loans and the sale of loans. Cascade maintains readily accessible liquid balances in FHLB and FRB deposits, which equaled $69.8 million as of September 30, 2009, and $600,000 at September 30, 2008.

Subject to the availability of eligible collateral and certain requirements, the Bank’s credit line with the FHLB-Seattle is 35% of total assets or up to approximately $576.4 million at current asset levels. At September 30, 2009, the Bank had $239.0 million in advances, a $65.0 million Letter of Credit that is being used to secure public funds, and a potential borrowing capacity from the FHLB-Seattle of approximately $272.4 million subject to the ability to pledge eligible collateral. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) to provide a source of funding. At September 30, 2009, the Bank had $147.4 million in reverse repurchase agreements outstanding. Securities that could be pledged to secure additional funding at the FHLB-Seattle or in the repurchase market were $58.6 million at the end of the quarter and $11.0 million as of December 31, 2008. Also being used as a source of collateral at the FHLB-Seattle are loans secured by commercial real estate totaling $290.4 million, home equity and second lien residential loans totaling $33.4 million and residential and multifamily loans totaling over $215.0 million at September 30, 2009. The Bank also has collateral to borrow $208.8 million at the Federal Reserve Bank of San Francisco and did borrow overnight during the quarter. As of September 30, 2009, the Bank had an outstanding balance of $60.0 million in short-term borrowings with the Federal Reserve under the Term Auction Facility (TAF) program.

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

Capital Requirements

Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State Department of Financial Institutions. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold adjusted capital levels equal to 4% of its assets and 8% of its risk-weighted assets. As of September 30, 2009, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.6 billion and $1.3 billion respectively. The related excess capital amounts as of September 30, 2009, are presented in the following table:

(Dollars in thousands)	Adequately Capitalized		Well Capitalized
Cascade Bank core capital	Amount	Percentage	Amount	Percentage
Tier 1 (Core) capital	$144,876	8.94%	$144,876	8.94%
Minimum requirement	64,838	4.00	97,256	6.00
Excess	$80,038	4.94%	$47,620	2.94%

Cascade Bank risk-based capital	Amount	Percentage	Amount	Percentage
Risk-based capital	$160,600	12.86%	$160,600	12.86%
Minimum requirement(1)	99,903	8.00	124,879	10.00
Excess	$60,697	4.86%	$35,721	2.86%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under FDIC guidelines, Cascade Bank is a “well capitalized” institution as of September 30, 2009, which requires a core capital to assets ratio of at least 6% and a risk-based capital to assets ratio of at least 10%.

The Corporation, as a bank holding company regulated by the Federal Reserve, is subject to capital requirements that are similar to those for Cascade Bank. As of September 30, 2009, the Corporation is “well capitalized” under Federal Reserve guidelines with a Tier 1 ratio of 9.05% and a risk-based ratio of 13.00%.

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

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of September 30, 2009, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of September 30, 2009, the Bank’s fair value of equity decreases 14.5% in the up 200 basis point scenario and decreases 2.3% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 8.1% in the up 200 basis point scenario and 8.6% in the down 200 basis point scenario, both above the 5% minimum established guideline. The net interest income decreases 3.3% in the up 200 basis point scenario and increases 0.6% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based business and construction loans with rate floors. In addition, the Bank sells all conforming 15 and 30 year fixed rate residential loans. The table below summarizes the Bank’s loan portfolio by rate type at September 30, 2009.

Type	% of Portfolio
Variable	25%
Adjustable	44%
Fixed	31%
100%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, by obtaining longer term FHLB advances, and by extending the maturities of brokered CDs. As of September 30, 2009, the entire portfolio of $239.0 million in long-term advances had original maturities greater than one year. This portfolio consists entirely of advances with put provisions that allow the FHLB to convert the advance to a LIBOR based, adjustable rate borrowing under certain rate conditions and on specific dates.

In addition to writing embedded options in some of its liabilities, the Bank invests in mortgage backed securities and callable GSE (agency) securities. The Bank receives higher yields in return by writing call options. The Bank models this optionality in measuring, monitoring, and managing its interest rate exposure. As of September 30, 2009, the Bank did not use any interest rate swap agreements, including caps, floors or collars.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the Registrant's senior management as of September 30, 2009. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended September 30, 2009, the Registrant did not make any significant changes in, nor take any corrective actions regarding its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

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

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other information

    Cascade Bank was notified by the FDIC in late September 2009, that based on an off-site review of its financial information, the Bank, among other restrictions, could not pay a cash dividend unless it obtained a non-objection from the FDIC.  The Bank requested a non-objection and was informed orally that the request would be denied. Therefore, the Bank is unable to pay a cash dividend from the Bank to the Corporation. Dividends from the Bank are the Corporation’s primary source of cash. Without receiving a cash dividend from the  Bank, the Corporation does not have sufficient cash to pay, when due, interest on its three (3) Trust Preferred Securities:  (i) Trust Preferred Securities I ($10 million at 11% interest); (ii) Trust Preferred Securities II ($5 million at 5.82% interest); and (iii) Trust Preferred Securities III ($10 million at 6.65% interest), or to pay the dividend, when due, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the United States Department of the Treasury (the “Preferred Stock”).  In light of the foregoing, on November 5, 2009, the Board of Directors elected to defer the next payments due on these instruments.  Under the terms of each instrument, deferral of payment is permitted without triggering an event of default.  Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument.  In addition, during any deferral period, interest on the trust preferred securities is compounded from the date such interest would have been payable. The dividends on the Preferred Stock, if not paid on the dividend payment date, are compounded from the dividend payment date and are payable in arrears on each payment date.

Item 6.  Exhibits

(a)  Exhibits

31.1  Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2  Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32         Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On October 20, 2009, the Corporation filed a Form 8-K reporting an attached press release announcing earnings for the quarter ended September 30, 2009, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

November 6, 2009	/s/ Carol K. Nelson
By: Carol K. Nelson, President and Chief Executive Officer (Principal Executive Officer)

November 6, 2009	/s/ Lars H. Johnson
By: Lars H. Johnson, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)