Form 10-K/A
period 2009-12-31
CASCADE FINANCIAL CORP
filed 2010-04-30
CIK 928911

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

Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer ☑         Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $26.2 million.

The aggregate market value of Common Stock held by non-affiliates of registrant at March 10, 2010 was $23.6 million (based on the last reported sale on such date). The number of shares of registrant’s Common Stock outstanding at March 10, 2010, was 12,171,529.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cascade Financial Corporation
FORM 10-K/A (Amendment No. 1)
For the Fiscal Year Ended December 31, 2009

EXPLANATORY NOTE

Cascade Financial Corporation (Corporation or Cascade), parent company of Cascade Bank (Bank), is filing this Amendment No. 1 to Form 10-K on Form 10-K/A to include the information required by Items 10 through 14 of Part III.  The Form 10-K for the fiscal year ended December 31, 2009 incorporated this information by reference to the definitive proxy statement.  Due to a delay in filing, the definitive proxy statement will not be filed by the April 30, 2010 deadline for incorporation by reference.  Therefore, the Part III information is being included herein.  Also included are the required certifications.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13, and 14 of Part III is set forth below.  This Form 10-K/A speaks as of March 11, 2010, the date the Corporation filed the original Form 10-K with the Securities and Exchange Commission (SEC), and other than as expressly indicated in this Form 10-K/A, the Corporation has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to March 11, 2010.  Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Corporation’s other reports filed thereafter.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Corporation’s executive officers, directors, and their ages, positions and biographical information, as of March 11, 2010, are as follows:

Name	Age (a)	Position
Carol K. Nelson (b)	54	President, Chief Executive Officer and Director of Cascade Bank and Cascade Financial Corporation

Robert G. Disotell	55	Executive Vice President, Chief Credit Officer

Steven R. Erickson(b)	54	Executive Vice President, Commercial Banking

LeAnne M. Harrington	40	Executive Vice President, Chief Administrative Officer

Debbie E. McLeod	44	Executive Vice President, Retail Banking

Terry Stull	55	Chief Accounting Officer and Principal Financial Officer

Richard L. Anderson	55	Director

David W. Duce	50	Director

Jim Gaffney	58	Director

Janice E. Halladay	66	Director

Dwayne R. Lane	74	Director

Katherine Lombardo	55	Director

Dennis R. Murphy	68	Director

David R. O’Connor	64	Director

Craig G. Skotdal	36	Director

Ronald E. Thompson	60	Director

G. Brandt Westover	49	Director

(a)      At December 31, 2009.
(b)      Officer of the Corporation and Bank.

 There are no family relationships among or between the executive officers and directors listed above.

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

ROBERT G. DISOTELL has been employed by the Bank since 1977 and has served as Executive Vice President of the Credit Administration Division and Chief Credit Officer since February 2001. He is responsible for managing Credit Underwriting, Special Assets, Loan Servicing and Credit Operations including overseeing the credit quality of the Bank’s loan portfolios. Mr. Disotell has managed a variety of business groups in his tenure at Cascade, including Mortgage Banking, Secondary Marketing, Retail Banking, and Community Reinvestment Act (CRA) activities. Mr. Disotell is a 1976 graduate of Washington State University with a degree in Communications and is a resident of Arlington, Washington.

STEVEN R. ERICKSON has served as the Executive Vice President and Commercial Banking Executive for the Bank since November 12, 2008. He is responsible for managing commercial and income property lending and serves as the Corporate Secretary for the Corporation. Mr. Erickson joined Cascade in 1978. He is a member of the Board for Big Brothers, Big Sisters of Snohomish County and the Advisory Board Member for Snohomish County’s Pre-Diversion Program, and past board member of the Boys & Girls Club of Snohomish County. He is a resident of Marysville, Washington.

LEANNE M. HARRINGTON has served as the Executive Vice President and Chief Administrative Officer for the Bank since February 12, 2001. She has 22 years of banking experience, starting with Rainier Bank and Bank of America, where she served as Vice President and Northern Region Service Manager. Ms. Harrington joined Cascade in February 2001. She is a 2006 graduate of Pacific Coast Banking School and a member of the Board for the Snohomish County Red Cross. Ms. Harrington is a resident of Everett, Washington.

DEBBIE E. McLEOD has served as the Executive Vice President of Retail Banking for the Bank since February 26, 2001. Ms. McLeod joined Cascade Bank in February 2001. She has over 20 years of commercial banking experience.  She was previously Vice President and Northern Region Sales Manager for Bank of America. Ms. McLeod is the immediate past Board Chair for United Way of Snohomish County and serves on the Board of United Way of Skagit County. Ms. McLeod is a 2009 graduate of Pacific Coast Banking School and a 1988 graduate of Pacific Lutheran University with a degree in Business Administration. She resides in Burlington, Washington.

TERRY STULL has served as Senior Vice President and Controller for the Bank since August 2004.  Mr. Stull has worked for Cascade Bank for 23 years and has been in banking for 35 years.  He is currently serving as the Chief Accounting Officer and Principal Financial Officer.  He is a graduate of the University of Washington with a degree in Business Administration and Accounting.  Mr. Stull is an active participant in many community youth sports programs.  He resides in Mountlake Terrace, Washington.

RICHARD L. ANDERSON has served as a Director of Cascade since 2004.  He is a Certified Public Accountant and principal with Hascal, Sjoholm & Company, PLLC, a firm with which he has been employed since 1976.  Mr. Anderson has held board positions with a wide range of civic and community groups, including the Greater Everett Community Foundation, Everett Public Facilities District, Compass Health, the Everett Public Library, Arts United and Big Brothers/Big Sisters of Snohomish County, among others.  He has a B.A. in Business Administration with an emphasis in accounting from Washington State University.  Mr. Anderson serves as Chair of the Audit Committee and is a member of the Bank’s Loan Committee and the Board’s Executive Committee.

DAVID W. DUCE has served as a Director of Cascade since 1991.  He is a partner in the Everett, Washington based law firm of Duce Bastian Peterson.  He has a J.D. degree, magna cum laude, from Pepperdine University School of Law.  He is an “AV Rated” attorney, which is the highest possible rating for an attorney in both legal skill and integrity from Martindale-Hubbell.  He is a past Chair of the Professional Negligence Section of the Washington State Association for Justice and has served for more than 15 years as an arbitrator for cases brought before the Snohomish County Superior Court.  Mr. Duce serves as Chair of the Board’s Corporate Governance and Nominating Committee, Vice Chair of the Compensation Committee and a member of the Executive Committee.  He was Chair of the Board from May 2004 to May 2008.

JIM GAFFNEY has served as a Director of Cascade since 2006.  He is owner/president and founder of Gaffney Construction, Inc. a commercial construction firm based in Everett, Washington that has built a wide range of projects including banks, office, retail and nonprofit facilities.  He is an experienced leader on numerous community boards, which included serving 20 years as a board member of the Boys & Girls Club of Snohomish County.  Mr. Gaffney serves as a member of the Board’s Compensation Committee and the Bank’s Loan Committee.

JANICE E. HALLADAY has served as a Director of Cascade since 1999.  She is a retired bank executive with over 20 years of experience in the banking industry with Pioneer Bank, including six years as a senior executive.  Ms. Halladay served as Chair of the Hospital Governance Board Committee of, and an Ex-Official member of the Board of Trustees for, the Washington State Hospital Association.  She served as the Chair of the Board of Directors of Providence Regional Medical Center Everett and is a member of the Board of Pensions for the Pacific Northwest Conference of the United Methodist Church.  She has a diploma from the School for Executive Development at Arizona State University.  Ms. Halladay serves as Chair of the Compensation Committee and as a member of the Executive Committee and the Bank’s Loan Committee.

DWAYNE R. LANE has served as a Director of Cascade since 1995.  He has substantial managerial and business ownership experience and is an experienced leader on numerous community boards.  He has over 7 years of prior bank director experience with Olympic Bank, was a Port Commissioner for 12 years with the Port of Everett and served over 6 years on the Board of Directors of Providence Hospital of Everett.  He is a retired owner of two automobile dealerships in Everett, Washington.  He serves as a member of the Corporate Governance and Nominating Committee and the Audit Committee.

KATHERINE LOMBARDO has served as a Director of Cascade since 2006.  She is a Program Officer in the Global Development Program with the Bill & Melinda Gates Foundation.  Prior to joining the Gates Foundation, she was a Senior Vice President with CH2M Hill, a global project delivery firm of architects, engineers, environmental scientists, construction managers and operations staff.  She is engaged in developing a Center for Global Health in Puget Sound where she is a Trustee for the Seattle Biomedical Research Institute. Ms. Lombardo was recognized in 2005 by the Puget Sound Business Journal as one of “20 Women of Influence.”  Ms. Lombardo serves as Vice Chair of the Corporate Governance and Nominating Committee and as a member of the Compensation Committee.

DENNIS R. MURPHY has served as a Director of Cascade since 1991.  He is an experienced leader on numerous community boards, which includes serving as a current Board member of the Economic Advisors of Saturna Capital.  He is a past Board member of the Northwest Medical Bureau and the Western Washington Foundation and past President of United Way of Whatcom County.  He has a Ph.D. in Economics and is the Dean Emeritus of the College of Business and Economics and Professor at Western Washington University, where he was the past Provost and has a distinguished career as Dean for 25 years.  Dr. Murphy serves as Chair of the Board of Directors and serves as a member of the Finance and Executive Committees.

DAVID R. O’CONNOR has served as a Director of Cascade since 1997.  He has over 35 years of experience in land development and construction management.  He has over 13 years as Director of American First National Bank, which was acquired by Cascade in 1997.  He has been co-owner of Mobile Country Club in Everett, Washington since 1993 and was a co-owner of O’Conner & Oehler Construction, Inc. from 1974 to 1996.  He serves as Chair of the Bank’s Loan Committee and is a member of the Board’s Audit and Executive Committees.

CRAIG G. SKOTDAL has served as a Director of Cascade since 2001.  He is actively engaged in the revitalization of Everett’s urban center through the development of new mixed-use projects, most recently including Peninsula Apartments and Library Place and has served on the Downtown Everett Association’s board of directors.  He is also committed to preserving local media through his ownership and involvement in KRKO 1380-AM, a Fox Sports Radio affiliate, and a new proposed radio station to be licensed on 1520-AM.  He has a Bachelor’s degree from Stanford University and is a graduate from the UW Foster School of Business executive development program.  He is a member of the Finance and the Corporate Governance and Nominating Committees.

RONALD E. THOMPSON has served as a Director of Cascade since 1991.  He has over 30 years’ experience as a real estate broker specializing in residential, commercial and property management, and 10 years’ experience in savings & loans and commercial banking.  He was the past president of the Snohomish County-Camano Association of Realtors, a

past state director of the Washington Association of Realtors and has served on the Boards of Directors of the Mount Baker Council Boy Scouts of America, Providence Hospital Foundation, and the Everett Golf and Country Club.  He has a Bachelor’s degree in Business Administration from the University of Washington.  He serves as Vice-Chair of the Board and serves as a member of the Audit and Executive Committees and the Bank’s Loan Committee.

G. BRANDT WESTOVER has served as a Director of Cascade since 1986.  He is the Managing Director and Market Area Manager for UBS Financial Services, Inc. in Seattle, Washington, a position he has held since 2003.  Prior to this position, he was a corporate Vice President and Branch Manager for UBS-Paine Webber in Bellevue, Washington from 1996 to 2002.  He has served as a member of the Boards of the Seattle Symphony and the Issaquah Little League and is a past trustee of the University of Washington Alumni Association.  Mr. Westover has a Bachelor’s degree in Business Administration from the University of Washington.  He serves as Chair of the Finance Committee and a member of the Corporate Governance and Nominating Committee and the Executive Committee.

Board Committees and Meetings

During the year ended December 31, 2009, the Board held eleven regular meetings.  The Board has an Executive Committee, an Audit Committee, a Finance Committee, a Compensation Committee, a Corporate Governance and Nominating Committee, and a Loan Committee, which is a committee of the Bank only.

Executive Committee.  The Executive Committee consists of the CEO, the Chair and Vice Chair of the Board, and the Chairs of the Board’s committees, and has authority to generally act for the full Board.

Audit Committee.  Formerly known as the Audit and Finance Committee, the duties of this committee were assigned to two separate committees, the Audit Committee and the Finance Committee,  in 2009.  The Audit Committee is responsible to the Board for the areas of audit and compliance, risk assessment and technology management. The Committee operates under a charter approved by the Board.  The Audit Committee Charter is posted on the Bank’s website at www.cascadebank.com. The Committee is responsible for the appointment, compensation and oversight of the external auditor. The Committee provides direction and oversight to the internal audit department and reviews the examination of the Bank by federal regulatory authorities. The Committee also reviews the financial statements and filings. The Board has affirmatively determined that none of the members of the Audit Committee have a material relationship with the Corporation that would interfere with the exercise of independent judgment and all current members of the Audit Committee are “independent” directors within the meaning of both the NASDAQ and Securities and Exchange Commission (SEC) rules. The Board has determined that Richard L. Anderson is the “audit committee financial expert” as defined under SEC rules.

Finance Committee. This is a new committee of the Board formed in 2009, which focuses on the oversight of functions previously under the purview of the Audit and Finance Committee.  The Finance Committee is responsible to the Board for the areas of asset and liability management, investments and financial strategy.  The Committee operates under a charter approved by the Board.  The Finance Committee Charter is posted on the Bank’s website at www.cascadebank.com.  All current members of the Finance Committee are “independent” directors within the meaning of both the NASDAQ and Securities and Exchange Commission (SEC) rules.

Compensation Committee. The Compensation Committee, composed entirely of independent directors, is responsible for establishing and reviewing the compensation and employee benefit policies of the Corporation and the Bank.  The Committee approves compensation of executive officers, and awards stock options and restricted stock, in accordance with the Corporation’s 2003 Long-Term Incentive Plan and established Board policies. The Committee operates under a charter approved by the Board.  The charter is posted on the Bank’s website at www.cascadebank.com. The Corporation will also provide a copy of the charter to shareholders upon request.

Loan Committee. The Loan Committee is a Bank committee that reviews and approves loans in excess of the limits established for the Bank’s Management Loan Committee. Included in that review are all extensions of credit to borrowers whose aggregate borrowing levels exceed the limits placed on the Management Loan Committee.  The Loan Committee also reviews loans that do not conform to the Bank’s Loan Policy. During 2009, this Committee’s role was expanded to include increased oversight of the Bank’s lending functions, including risk segmentation analysis of concentrations of credit risk identified by product type, geographic distribution, underlying collateral or other asset groups.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee reviews and assesses the composition of the Board and oversees an annual evaluation of the Board and its committees; takes the lead in identifying potential candidates to serve as Board members; recommends director candidates to the Board; reviews and recommends appropriate director compensation; and provides leadership with respect to corporate governance. The Committee is responsible for establishing criteria for director eligibility; procedures for nominating directors, including director nominations from shareholders and timelines for the nomination process; as well as nominating the Chair and Vice Chair of the Board. Only independent directors serve on this Committee. The Committee operates under a charter approved by the Board. The charter is posted on the Bank’s website at www.cascadebank.com. The Corporation will also provide a copy of the charter to shareholders upon request.

The Board and its committees may retain outside advisors as they determine necessary to fulfill their responsibilities.  All committees report their activities to the full Board.

The directors of the Corporation also serve as directors of Cascade Bank, the only operating subsidiary of the Corporation.  Other than the Loan Committee, Cascade Bank has parallel committees and committee assignments.

Nomination Process

The Corporate Governance and Nominating Committee (the “Governance Committee”) is responsible for identifying individuals qualified to become members of the Board and its committees, and recommending candidates for election at the next annual, or other properly convened, meeting of shareholders. The Governance Committee is governed by the Corporation’s Articles of Incorporation and Bylaws and the Committee’s charter.

The Governance Committee will evaluate candidates for Board service who come recommended by its own members, by other Board members, or by shareholders or management. It may also engage the service of  third-party search firms to assist in identifying and evaluating possible candidates, but did not do so during the 2009 fiscal year. The Governance Committee will consider nominations from shareholders, provided that such nominations are received on a timely basis by the Corporation’s Secretary as required by the Articles of Incorporation, the Bylaws and prior year’s Proxy Statement of the Annual Meeting of Shareholders. The Committee evaluates candidates recommended by shareholders in the same manner that it evaluates candidates coming to its attention from any other source. The Committee’s evaluations include a review of each candidate’s business and professional skills and experience; commitment to representing the long-term interests of shareholders; analytical abilities and objectivity; independence; ability to evaluate risk; leadership capacity; personal integrity and professional ethics; and practical wisdom and sound judgment. Candidates should have reputations, both personal and professional, of the highest caliber and entirely consistent with the Corporation’s image and reputation. In the case of incumbent directors whose terms of office are due to expire at the upcoming Annual Meeting of Shareholders, the Governance Committee reviews each such director’s overall service to the Corporation during his or her prior term of service, his or her attendance record at Board and Committee meetings, and the results of each such director’s Board member evaluation results.

The majority of directors on the Board should be “independent,” not only as that term may be legally defined, but also without the appearance of conflict of interest while serving as a director.  Directors must also have time to devote to Board activities and to enhance their knowledge of the banking industry. Accordingly, the Governance Committee seeks to attract and retain highly qualified directors who have sufficient time and ability to attend to their substantial duties and responsibilities to the Corporation.

The Corporation adopted a Director Nominations Policy in 2004, which was revised by the Board of Directors in 2008.  This policy is posted on its website at www.cascadebank.com.  Board membership criteria includes the requirement that each candidate should contribute to the Board’s overall diversity.  (Diversity being broadly construed to mean a variety of opinions, perspectives, personal and professional experiences and backgrounds, such as gender, race and ethnicity differences, as well as other differentiating characteristics.)  The Corporation has carefully considered its stated board membership criteria in the consideration of candidates recommended for re-election.

Standards of Conduct

The Board has adopted Standards of Conduct for employees, officers and directors, which include a “code of ethics” as defined by Item 406 of the Regulation S-K. These Standards of Conduct apply to the members of the Board of Directors and all of the Corporation’s employees, including the Corporation’s Chief Executive Officer and Chief Financial Officer. The Corporation will provide a copy of the Standards of Conduct to shareholders upon request.

Compliance with Section 16(a) of the Exchange Act

Based upon a review of reports and written representations furnished to it, the Corporation believes that during fiscal year 2009, all filings with the SEC by its executive officers, directors and 10% or greater shareholders complied with requirements for reporting ownership and changes in ownership of Cascade’s common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that, due to an administrative oversight, the outside directors (Mr. Anderson, Mr. Duce, Mr. Gaffney, Ms. Halladay, Mr. Lane, Ms. Lombardo, Mr. Murphy, Mr. O’Connor, Mr. Thompson, Mr. Skotdal and Mr. Westover) each failed to timely file a single Form 4 reflecting restricted stock awards granted to them. Each of these Form 4s was filed prior to the date of the filing of this Form 10-K.  This information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by the Corporation.

Item 11.  Executive Compensation

Philosophy

The purpose of Cascade Financial Corporation’s Executive Compensation Philosophy is to ensure that the Corporation is able to attract, retain and motivate highly skilled executives. It is the philosophy of the Corporation that executive compensation be tied to corporate and individual performance. The Corporation’s executive compensation package has historically consisted of base salary, short-term incentives, long-term incentives and benefits. In compliance with governmental requirements, the Corporation’s executive compensation was amended for 2009 and is now subject to significant restrictions on the Corporation’s ability to make incentive payments and grant stock options to certain of its executives. Other key developments in the Corporation’s executive compensation for 2009 include – (1) base salaries for the named executive officers were virtually identical in 2009 to 2008 base salaries, with the exception of EVP Steven Erickson, who received a 5.46% increase as a result of taking on significant additional responsibilities; and (2) no cash bonuses were paid or options granted to the named executive officers for 2009 performance, in keeping with government restrictions on payment of these incentives.

The Corporation’s compensation philosophy is to target base salaries near the median (50th percentile) and target total compensation (including annual incentives, long-term incentives, and benefits) near the 75th percentile of a regional peer group of bank holding companies similar in size to Cascade Financial Corporation. The Corporation believes that targeting total compensation near the 75th percentile is critical for attracting and retaining the qualified executives it needs to achieve its business objectives. Executives will be paid near the 75th percentile in total compensation depending on their achievement of corporate and individual performance goals. Given the restrictions on payment of bonuses and grants of stock options, the Committee is considering whether this philosophy will need to be revised in 2010 to target base salary at a modestly higher percentile to maintain the competitiveness of the Corporation’s overall compensation package.

The goals established in the compensation plans flow directly from the Corporation’s Strategic Plan and/or its Board approved Annual Profit Plan. Such goals address Corporation-wide objectives such as total net income, growth in net income as well as growth on a per share basis, and profitability measures such as return on equity, return on assets, and operating efficiency ratio. In addition, sales goals are established for the compensation plans, such as the level of loans and deposits as well as an emphasis on credit quality. The Corporation’s policies also seek to align and balance the interests of shareholders, employees and customers by employing a mix of base salary, incentive compensation and stock based awards. The Committee is considering whether changes are needed to these policies in 2010 and beyond to maintain the goals of the Corporation’s compensation policies and practices, to achieve sustainable quality earnings, and to remain in compliance with regulatory requirements.

The Corporation has historically utilized stock options as part of its strategy to align the interests of stockholders and employees. The Corporation recognizes that if the stock does not appreciate, the options would have little or no value. If the stock price increases, then the option holders/employees would benefit as would all shareholders.

As an issuer of Preferred Stock to the U.S. Treasury, the Corporation has agreed to meet all the requirements regarding executive compensation embodied in the Securities Purchase Agreement entered into between the Corporation and the U.S. Treasury. The Corporation’s existing employment and change of control agreements have been modified to comply with the restrictions related to executive compensation.

These modifications include the prohibition from making a golden parachute payment to any Senior Executive Officer as long as any debt or equity securities issued by the Corporation are held by the Treasury (the “CPP Covered Period”). Also included is the ability, during the CPP Covered Period, for the Corporation to “claw back” any payment made to the executive if the payment is later determined to have been based on any materially inaccurate financial statements or any other materially inaccurate metric criteria within the meaning of Section 111(b)(2)(B) of the Emergency Economic Stabilization Act (“EESA”).

In addition, the Compensation Committee is required to annually review its incentive plans to ensure that they do not encourage Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Corporation. This assessment was completed on February 9, 2009, in conjunction with the Bank’s Chief Risk Officer. As required, the assessment was updated and reviewed and discussed by the Committee with the Bank’s Chief Risk Officer in December 2009. Amalfi Consulting was retained to provide advice on the Committee’s process for determining whether executive compensation encourages unnecessary or excessive risk. The Compensation Committee reviewed the incentive structures for the Bank’s Senior Executive Officers and found no indicators of the aforementioned risk contained in the Bank’s incentive structures.

On February 17, 2009, President Obama signed into law the American Recovery And Reinvestment Act (“ARRA”) which, among other things, amended the executive compensation provisions of EESA. On January 12, 2010, the SEC adopted and published final rules that create a new Rule 14a-20 in order to implement the EESA-required advisory vote on executive compensation. The Committee and the Corporation are committed to taking all necessary steps to see that the Corporation complies with all of the new and amended provisions of ARRA.

At the Corporation’s 2009 Annual Meeting, the Corporation’s shareholders voted in favor of the compensation of executive officers as disclosed in last year’s Compensation Discussion and Analysis. While this was an advisory/non-binding vote, the Committee did consider the passage of this proposal as an indication that the Corporation’s shareholders believe that the Corporation is compensating its executive officers in a competitive and fair manner.

Authority

The Board has delegated to the Compensation Committee the responsibility to establish and administer policies that govern executive compensation for the Corporation. The Committee evaluates the individual performance of the President and Chief Executive Officer after receiving feedback from the entire Board. The Committee receives input from the President on the other executive officers’ performance and has final authority to set individual compensation levels.  The Committee also conducts an annual review of the CEO succession plan.

The Committee is charged with monitoring and analyzing conditions and changes in the market for executive talent. The Committee has the discretion to employ any consulting assistance it deems necessary to accomplish this task.

The Committee considers a variety of subjective and objective factors in determining the total compensation for individual executives. These factors include the performance of the Corporation overall, the responsibilities assigned to each executive, and the performance of each executive in their assigned areas of oversight. (The executive officers of the Corporation are the President and CEO, the EVP/Chief Financial Officer, as well as the EVPs of Commercial Banking and Retail Banking, the EVP/Chief Credit Officer and the EVP/ Chief Administrative Officer of Cascade Bank.)

The Committee evaluates the performance of the President and CEO and determines her total compensation, which is ratified by the full Board. The President and CEO negotiates goals and objectives with each executive officer to develop a performance scorecard. That scorecard is reviewed by the Compensation Committee quarterly and the scorecard for the following year is reviewed during the fourth quarter of the preceding year (see “Compensation of Named Executives”). Each executive’s performance is then measured against that scorecard over the course of the year. The President and CEO administers the appropriate level of incentive payments based on performance for each executive within a range of payouts that were approved by the Committee and as permitted under applicable law. Due to restrictions on incentive payments for 2009, scorecards were developed for the named executives, excluding the President and CEO, to be used for evaluating performance and were not tied to any incentive plan.

Components

In 2009, the Corporation sought to be competitive, but prudent, in its compensation practices by maintaining base pay at levels largely identical to those for 2008. For all of its named executives, there was no pay for performance or long-term incentives awarded in 2009. The Corporation has historically augmented its incentive cash compensation, which is designed to incentivize current performance, with stock option grants, which offer long-term incentives.

The Corporation does not offer its executives and Board members many perquisites, believing that direct compensation is in the best interests of both the employees and shareholders. Direct compensation, which includes cash compensation and the economic value of long-term incentive compensation, is more efficient and cost effective to administer and more transparent to monitor. The largest component of “Other Income” on Table 1 is the Corporation’s 401(k) match that is available to all employees.

Base Salary.  Salary levels are analyzed against the banking industry based on a peer group review of 19 West Coast financial institutions. The analysis, as well as the achievements of the Corporation and the individual employees, are available to the Compensation Committee and are used when considering salary adjustments. Base salaries are set within the framework of the Corporation’s compensation philosophy as previously discussed. Base salaries are designed to be a fixed component that is intended both to provide a minimum level of compensation needed to attract and retain highly qualified executives within our industry and to discourage unnecessary and excessive risk-taking by executives. As incentive payments are restricted for our most highly compensated executives, base pay is becoming a more central focus of the Corporation’s overall compensation package, and will receive increased attention from the Committee during 2010.

Incentive Programs.  An incentive plan is in effect for the executive officers of the Corporation that is designed to compensate for performance as defined by meeting the goals established in the scorecard. In determining the amount of the President and CEO’s incentive, the Compensation Committee has historically considered the Corporation’s earnings, return on equity, asset quality, the President and CEO’s leadership and other factors as it deems appropriate. The plan for all other executive officers is based upon the attainment of certain negotiated goals including Corporation profitability; deposit levels; loan levels and credit quality; expense management; as well as service, leadership and teamwork. Performance for these officers is evaluated by the President and CEO and reviewed by the Compensation Committee. The incentive plan is designed to discourage unnecessary and excessive risk-taking by executives while still providing a reward for the individual performance of each executive within their areas of responsibility. Recent regulations for TARP recipients prohibits payment of any bonus under our incentive plan to the senior executive officers (“SEOs”) – consisting of our CEO Carol K. Nelson, former CFO Lars H. Johnson, EVP Steven R. Erickson, EVP Debbie E. McLeod and EVP Robert G. Disotell for 2009. As a result of this prohibition, these SEOs will not receive any bonus payments under our incentive plans. These executives would not have qualified for incentive compensation payments in 2009 regardless of the TARP restrictions since earnings goals were not achieved for the year. The Committee believes incentive payments are a significant component of an effective compensation policy and the Corporation intends to restore incentive payments when performance results justify doing so and it is permitted under applicable regulations.

Equity Based Compensation.  The 2003 Long-Term Incentive Plan (the “2003 Plan”) grants the Corporation the ability to offer equity based compensation including restricted stock and/or stock options. Restricted stock grants under the 2003 Plan are limited to 15% of the shares authorized by the plan. The Corporation has established a stock option grant policy. Stock options are designed to provide long-term incentives for key employees and the Committee believes that unvested stock options and restricted stock grants serve as an incentive for the executive receiving the grant or award to remain with the Corporation and focus on the Corporation’s long-term financial performance. Option grants have been made at current market prices under the rules of the 2003 Plan adopted by the shareholders. Option grants are generally made each year at the March Board meeting, if any are made in a given year. The amount of total options available for grant is based upon the attainment of specific financial objectives, specifically the growth in net income. The Corporation’s 2009 performance did not achieve the levels necessary to qualify any employees for the receipt of performance based stock options. Under the ARRA, no stock options can be granted to the SEOs during the time a TARP recipient has outstanding obligations to the Federal government arising from its financial assistance (the “TARP Period”); therefore, the Corporation will remain restricted in its ability to grant options until its TARP obligation has been repaid.

Deferred Compensation Plan.  In 2007, the Compensation Committee developed a non-qualified deferred compensation plan that provides specified benefits to a select group of management and highly compensated employees. On January 16, 2008, the Cascade Bank Non-Qualified Deferred Compensation Plan (the “2008 Plan”) was adopted by the Board of Directors, with an effective date of February 1, 2008. This 2008 Plan replaced an earlier deferred compensation plan, which had been inactive since 2006. Under the terms of the 2008 Plan, participants may contribute up to 50 percent of base salary and 100 percent of the annual incentive to the 2008 Plan. In addition, the Compensation Committee has the authority to authorize an employer contribution to the 2008 Plan for these same participants. The Corporation contribution is based upon the performance of the Corporation as well as the individual performance of each participant. The 2008 Plan is available to directors of the Corporation. Each director may contribute up to 100 percent of their director compensation to the 2008 Plan. No Corporation contributions are permitted for directors, and no Corporation contributions were made for employees to the 2008 Plan in 2009.

Pension and Post-Retirement Benefits. Currently, the Corporation does not have a pension plan for any of its employees. Other than those contained within the President and CEO’s employment agreement, the Corporation does not offer post-retirement benefits.

Perquisites. The Corporation applies the same matching formula for 401(k) contributions for all employees, 50% of an employee’s contribution up to a maximum of $6,000. All executive officers are granted five weeks of vacation annually. Ms. Nelson receives a car allowance of $8,400 per annum. The Corporation does not provide many perquisites but retains the ability to do so.

Stock Option and Restricted Stock Grants

As a general policy, the Compensation Committee will consider incentive stock option grants to key employees on an annual basis based upon the attainment of company-wide and individual goals. The current policy provides that stock options will be granted to existing employees only when the Corporation’s net profit increases by at least ten percent (10%) over the prior year. In the event the Corporation’s net income growth meets that requirement, the Committee will award incentive stock options to existing employees according to a formula established to keep the Corporation’s options practices consistent with industry norms. For example, if net profit grows by 10%, the options granted will equal .4% of the outstanding shares. The maximum annual number of stock options granted to existing employees would be .8% of outstanding shares and would occur if net profit increased by 15% or more on a year over year basis. Based upon the application of this policy a pool of available stock options may be created and discretionary awards can then be made to eligible participants of that pool.

The Committee may make discretionary individual stock option grants after receiving and considering the recommendations of the President and CEO. The grants will be based primarily on each employee’s contribution to the Corporation’s success in meeting or exceeding its goals. The Committee may also grant options upon the employment of selected senior level employees.

During 2009, no incentive options were granted for the year 2008, because the 10% net profit threshold was not met.  This decision is consistent with the general policy as stated previously. The strike price of all option grants is the closing price of Cascade Financial stock (CASB) on the date of the grant.  No incentive options will be granted in 2010 for the year 2009, because the 10% net profit threshold was not met.

Under the program adopted in 2003, incentive stock options vest over a five-year period, with 10% vesting at the end of year 1, 20% vesting per year at the end of years 2, 3, and 4, and 30% at the end of year 5. Previously, the vesting schedule was 6 years, with 20% vested after year 2, and 20% per year in years 3 through 6.

Vested options may be exercised at any time prior to their expiration at the discretion of the option holder. The Corporation also allows the holder to exercise options by tendering outstanding shares of the Corporation’s stock. The value of that stock is determined by using the average closing price of the Corporation’s stock for the ten previous trading days prior to the tender.

As of December 31, 2009, options to purchase a total of 442,007 shares remain available for issuance under the Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2009.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (in thousands)	Weighted Average Exercise Price of Outstanding Options	Number of shares Remaining Available for Future Issuance (in thousands)
Equity compensation plans approved by shareholders—1997 Plan	228	$4.96	-
Equity compensation plans approved by shareholders—2003 Plan	420	$13.44	442
Equity compensation plans not approved by shareholders	-	-	-
Total	648	$10.46	442

In 2007, the Corporation adopted its “Real Rewards” Program, which granted each employee that met individual performance criteria 25 shares of restricted stock, which vest after three years, provided that the Corporation meets the financial objectives established by the Board of Directors under the program. Shares were granted under this program in 2008 for achievement of the 2007 goals. In 2009, the Committee approved the award of 25 shares of restricted stock to employees who met individual performance criteria in 2008.

Pension Benefits and Deferred Compensation

The Corporation does not have a defined benefit pension program. It offers all its employees a 401(k) in which the Corporation will match 50% of the employee’s contribution up to $6,000 on an annual basis.  Effective April 15, 2010 this corporate match will be suspended in order to reduce operating expenses and conserve capital in light of the impact of the prolonged downturn in the local economy.

The CEO’s employment agreement states that if Ms. Nelson retires after age 57, she is entitled to receive a retirement benefit equal to two times her base compensation plus incentive before salary deferrals over the 12 month period prior to her retirement, the vesting of all her stock options and health care benefits until she and her spouse become entitled to receive Medicare benefits or until she reaches age 65, whichever occurs first.

Summary

The Corporation seeks a balance of base salary and pay for performance in the form of incentive payments where permitted under applicable law. Stock option grants have historically been used to help align the long-term interests of the employees and the shareholders. As a TARP recipient, the Corporation will comply with the provisions of ARRA which prohibit paying the SEOs any bonus, retention or incentive compensation during the CPP Covered Period, other than certain long-term restricted stock that (a) does not fully vest during the TARP Period, (b) has a value not greater than one-third of the total annual compensation of the employee receiving the stock, and (c) is subject to such other restrictions as the Treasury may determine are in the public interest. The Corporation will not issue any stock option grants as long as any debt or equity securities issued by the Corporation are held by the Treasury, and has limited ability to issue long-term restricted stock under its existing incentive plans.

In 2009 and into 2010, the Committee has focused on how to appropriately and competitively compensate its named executives in a manner designed to minimize unnecessary and excessive risk taking and to comply with governmental restrictions. The turmoil in the financial industry has made this more difficult. While the Committee believes that the Corporation and its executives have avoided many of the mistakes made by other institutions (and thus the executives should be rewarded for maintaining the Corporation’s standards of excellence in these trying times), the Corporation has nonetheless been affected by the ongoing recession and the problems throughout its industry. The Corporation unfortunately must anticipate that any continuing declines in the Washington economy, mortgage defaults, declines in housing prices, bank failures, increasing unemployment and credit defaults will impact its business to some degree. As a result, the Committee’s focus in 2009 and into 2010 has been on evaluating the Corporation’s compensation practices to ensure that they are designed to keep the named executives focused on the long-term financial success of the Corporation.

The Corporation does not have minimum stock ownership requirements for its named executives.

Compensation of the Chief Executive Officer. Carol K. Nelson was appointed Chief Executive Officer of Cascade Financial Corporation on May 1, 2002. Previously, Ms. Nelson was President and Chief Operating Officer of Cascade Financial Corporation. Ms. Nelson has remained President of Cascade Financial Corporation and President and Chief Executive Officer of Cascade Bank. For the year ended December 31, 2009, Ms. Nelson’s base compensation was $262,910, as compared to $263,050 in 2008. Ms. Nelson’s existing base salary was set by the Compensation Committee in January of 2008 based upon the philosophy of the Committee to target salaries near the median (50th percentile) as well as considering her individual performance related to the achievement of the goals set by the Board in its strategic plan. The Committee also used information provided by its consultant, Amalfi Consulting, in determining the appropriate compensation based upon a group of twenty companies chosen as our “benchmark group” for 2008. The Committee reviewed Ms. Nelson’s compensation again in January of 2009 and January of 2010 but did not make any changes to her base salary due to the negative economic environment. The Committee considers Ms. Nelson’s performance to have been exemplary, and if the industry as a whole performs better, the Committee would like to reward her performance.

Notwithstanding the prohibition on bonuses, retention awards and incentive compensation, TARP recipients may compensate otherwise affected employees in the form of long-term restricted stock. No bonus, or any long-term restricted stock, was paid or issued to Ms. Nelson for 2009. In 2008, Ms. Nelson received a bonus of $24,765, and in 2007, Ms. Nelson received a bonus of $343,935. Ms. Nelson did not receive any stock options for 2009 or 2008 performance.

The Committee believes this compensation is consistent with the Corporation’s compensation philosophy given the Corporation’s level of profitability, complexity and asset size compared to the benchmark group.

Compensation of Named Executives. Lars H. Johnson, former EVP—Chief Financial Officer, Steven R. Erickson, EVP—Commercial Banking, Debbie E. McLeod, EVP—Retail Banking, and Robert G. Disotell, EVP—Chief Credit Officer are the named executives for 2009. The named executives are also SEOs, and thus are prohibited from receiving incentive pay or stock options. The named executive officers do not generally make any recommendations to the Committee concerning their own compensation (other than the CEO), although they may discuss such matters with the CEO, and any goals or recommendations discussed with the CEO may be used by the Committee in setting compensation.

The level of total compensation for the named executives is targeted to be competitive with comparable financial institutions for positions of similar scope and responsibility—see “Benchmarks” below. Historically, the components of total compensation reflected the nature of the position, e.g. those employees with a higher component of sales in his/her goals generally had a higher component of compensation in incentive payments. However, due to new regulations, no incentives will be paid to any of the named executives in 2009 or 2010. The Committee continues to assess whether to revise its compensation philosophy for these individuals to maintain competitiveness in the absence of the potential for incentive payments. The Committee believes that the base salary paid to the named officers is consistent with the Corporation’s compensation philosophy given the Corporation’s level of profitability, complexity and asset size compared to the benchmark group.

Benchmarks

With the assistance of Amalfi Consulting, the Corporation has established a group of 19 bank holding companies as a benchmark universe to compare the compensation levels for senior management and the Board of Directors. This group was selected because it is large enough to include a broad group of institutions but small enough to factor out institutions that are significantly larger or smaller than the Corporation is.  These companies are all publicly traded financial institutions, headquartered in Washington, Oregon or California, and with total assets ranging from $805 million to $4.6 billion as of December 31, 2008. As of December 31, 2008, the Corporation had consolidated assets of $1.64 billion. By asset size at year end 2008, Cascade Financial Corporation would have been the eighth largest institution among the selected peers. Benchmarking is at the direction of the Compensation Committee. The Committee is responsible for selecting the independent outside company to perform the survey as well as determining the frequency of the survey and the appropriate peer group.

Base salaries are targeted near the median (50th percentile) and total compensation (including annual incentives, long-term incentives, and benefits) has historically been targeted at or near the 75th percentile of the benchmark group provided the Corporation’s overall performance is also at or near the 75th percentile of the benchmark group. Given the restrictions on payment of bonuses and grants of stock options, and the results of the 2009 benchmark analysis that indicated that the Corporation’s base salaries are below the median, the Committee is considering whether base salaries may need to be increased to the median to maintain the competitiveness of the Corporation’s overall compensation package. Prior to any decision on base salaries in 2010, the Committee intends to obtain an updated benchmark analysis from its consultant.

For 2009, none of the named executives, except EVP Steven R. Erickson, were awarded any increase to base salary. Mr. Erickson took over responsibility for Business Banking as well as his current responsibility for Real Estate Lending. His new title is EVP of Commercial Banking. It was the decision of the Committee that these added responsibilities warranted an increase in annual salary of 5.46% or $9,039. Relative performance of the Corporation and compensation of the named executives will be reviewed by the Compensation Committee in 2010 when the compensation data for the benchmark group becomes available. As of May 1, 2010, no changes have been made to the base salary of any of the named executives in 2010.

Mr. Johnson is no longer the Corporation’s CFO, and the compensation for the new CFO will be determined by the Committee when the new CFO is being hired. No severance was paid to Mr. Johnson as a result of his departure.

The following table lists the peer group of 19 publicly traded financial institutions that are comparable to Cascade Financial Corporation in asset size, geography, and performance and were used as a benchmark as of the August, 2009 review conducted by Amalfi Consulting.

COMPANY NAME	TICKER	CITY	STATE
Banner Bank	BANR	Walla Walla	WA
Frontier Financial Corporation	FTBK	Everett	WA
Columbia Banking System, Inc.	COLB	Tacoma	WA
West Coast Bancorp	WCBO	Lake Oswego	OR
Cascade Bancorp	CACB	Bend	OR
AmericanWest Bancorporation	AWBC	Spokane	WA
Farmers & Merchants Bancorp	FMCB	Lodi	CA
Heritage Commerce Corp	HTBK	San Jose	CA
Horizon Financial Corp.	HRZB	Bellingham	WA
City Bank	CTBK	Lynnwood	WA
Sierra Bancorp	BSRR	Porterville	CA
PremierWest Bancorp	PRWT	Medford	OR
Columbia Bancorp	CBBO	The Dalles	OR
Bank of Marin Bancorp	BMRC	Novato	CA
Rainier Pacific Financial Group	RPFG	Tacoma	WA
San Joaquin Bancorp	SJQU	Bakersfield	CA
Riverview Bancorp, Inc.	RVSB	Vancouver	WA
Bridge Capital Holdings	BBNK	San Jose	CA
Heritage Oaks Bancorp	HEOP	Paso Robles	CA

Employment/Change of Control/Severance Agreements

The following is a brief description of each agreement entered into by the Bank with named executive officers that provide potential payments upon termination or a change of control. Each SEO’s Change of Control and Severance Agreement was modified in 2008 to be consistent with requirements of the Capital Purchase Program, which restricts severance payments if an executive officer’s employment is terminated during the CPP Covered Period.

Employment Agreement.  The Bank entered into an employment agreement with Carol K. Nelson dated November 27, 2007, as modified effective November 21, 2008, to meet the requirements set by the Treasury discussed in this report, which replaced a previous agreement dated July 12, 2005. This agreement replaced a prior agreement dated March 26, 2002, and extended on January 27, 2004. The current agreement may be terminated upon 90 days written notice. The employment of Ms. Nelson is terminable at any time for cause as defined in the agreement, and she may be terminated without cause in which case she would receive a severance benefit equal to two times her annual base compensation plus incentive. Such payment would, at the option of the Bank, be made in a lump sum or in accordance with the Bank’s regular payroll schedule and would commence as soon as practicable, but not less than six (6) months, after the date that Ms. Nelson’s entitlement to such payments arose.

In the case that Ms. Nelson terminates her employment for “good reason,” as defined in the agreement, Ms. Nelson would receive a severance benefit equal to two (2) times her base compensation plus incentive before salary deferrals over the twelve (12) months preceding the month of termination, less statutory payroll deductions. Such payment would, at the option of the Bank, be made in a lump sum or in accordance with the Bank’s regular payroll schedule and would commence as soon as practicable, but not less than six (6) months, after the date that Ms. Nelson’s entitlement to such payment arose.

The agreement also provides for the payment of severance benefits to Ms. Nelson in the event of her termination of employment following a change of control of the Corporation or the Bank. All of Ms. Nelson’s equity grants/benefits would become fully vested upon the effective date of the change of control. If Ms. Nelson left the employment of the Bank, whether voluntarily or involuntarily, within twelve (12) months after such change of control, Ms. Nelson would be entitled to receive an amount equal to two (2) times her base compensation plus incentive before salary deferrals over the twelve (12) month period prior to the change of control. Such payment would not be made less than six (6) months after Ms. Nelson’s entitlement to the payment arose. During the term of the agreement and for twenty-four (24) months thereafter, if Ms. Nelson receives compensation due to a change of control, she would be prohibited from, directly or indirectly, soliciting or attempting to solicit: (i) any employees of the Bank to leave their employment; or (ii) any customers of the Bank to remove their business from the Bank or to participate in any manner in any financial institution or trust company that competes with or will compete with the Bank in King, Snohomish or Pierce Counties, or any start-up or other financial institution or trust company in King, Snohomish or Pierce Counties.  Under the ARRA, the Committee cannot award Ms. Nelson any change of control compensation during the CPP Covered Period.

The agreement also provides that, if Ms. Nelson retires after attaining the age fifty-seven (57), Ms. Nelson will receive a severance benefit in an amount equal to two (2) times her base compensation plus incentive before salary deferrals over the twelve (12) months prior to her retirement, with such amounts payable in twenty-four (24) consecutive, equal, monthly installments, with the first such payment due on the first day of the seventh month following her retirement. In addition, Ms. Nelson would be entitled to the vesting of all stock-based compensation and certain health benefits. During the term of the agreement and for twenty-four (24) months thereafter, if Ms. Nelson receives compensation due to her retirement after attaining the age of fifty-seven (57), she would be restricted from becoming or serving as an officer, director, founder or employee of any financial institution with its main office in King, Snohomish or Pierce Counties, or any other financial institution which, in the judgment of the Board, is in substantial competition with the Bank, unless Ms. Nelson had first obtained the Board’s written consent. Furthermore, during the term of the agreement and for twenty-four (24) months thereafter, if Ms. Nelson receives compensation due to her retirement after age fifty-seven (57), she would be prohibited from, directly or indirectly, soliciting or attempting to solicit: (i) any employees of the Bank to leave their employment, or (ii) any customers of the Bank to remove their business from the Bank to participate in any manner in any financial institution or trust company that competes with or will compete with the Bank in King, Snohomish or Pierce Counties, or any start-up or other financial institution or trust company in King, Snohomish or Pierce Counties.

If termination of the agreement occurs due to Ms. Nelson’s death, her estate would be entitled to receive, under her employment contract, only the compensation, benefits earned and expenses reimbursable through the date the agreement is terminated. If termination occurs due to Ms. Nelson’s disability, Ms. Nelson would continue to receive her salary until payments under the Bank’s long-term disability plan commenced, or in the event the Bank had no long-term disability plan on the date of disability, her salary would continue for a period of six (6) months. In the event of Ms. Nelson’s death or disability while employed by the Bank, all of her then outstanding, stock-based compensation, which had not vested, would be accelerated and fully vested.

Change of Control/Severance Agreements for Named Executives.  The Bank has entered into Change of Control/Severance Agreements dated November 30, 2007, and modified November 21, 2008, to meet the requirements set by the Treasury discussed in this report, which replaced prior agreements, with Lars H. Johnson, Steven R. Erickson, Debbie E. McLeod, Robert G. Disotell and another executive officer who is not a Named Executive Officer. These agreements generally provide that if for the period of time starting six (6) months prior to the date the Change of Control is effected and ending twenty-four (24) months after a Change of Control, if an executive is terminated other than for cause or the executive should terminate for good reason (as such terms are defined in the agreements), such executive will generally be entitled to: (i) receive a severance payment equal to two times the executive’s annual base compensation plus incentive for the prior year, (ii) continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for the executive prior to the effective date of a change of control for twenty-four (24) months after the effective date of a change of control, except to the extent such coverage may be changed in its application to all the Bank’s employees on a nondiscriminatory basis; and (iii) the acceleration of any unvested stock-based compensation so any such stock-based compensation shall be 100% vested and immediately exercisable in full as of the date of such termination. Payments incident to a Change of Control would be paid to the executive in a lump sum no sooner than six (6) months after the date of the executive’s termination. The agreements generally define a Change of Control as the acquisition of all or a substantial part of the Corporation or the Bank, the merger of the Corporation or the Bank into another company that is the surviving company, the sale of substantially all of the assets of the Corporation or the Bank to another company, or a hostile acquisition of substantially all of the stock of the Corporation or the Bank.

Government regulations place restrictions on the executives’ ability to receive severance payments as previously discussed. At December 31, 2009 in the event of a Change of Control, the potential payout (if all executives were terminated) would have been $2,290,091, but any such payments to the SEOs would have been prohibited because the Corporation is a TARP recipient. Details on an executive-by-executive basis, of the estimated compensation and benefits that would be provided to each named executive officer in the event that such executive officer’s employment is terminated outside of the CPP Covered Period are located on Tables 7a through 7e below.

Compliance with the U.S. Treasury Department’s Capital Purchase Program

Prohibition on Incentive Compensation Encouraging Excessive Risk

The guidance from the Treasury outlines a procedure for institutions that participate in the Capital Purchase Program, i.e. issue Preferred Stock to the U.S. Treasury, to establish procedures to assure the compliance with the prohibition on incentive compensation programs that encourage SEOs to take unnecessary and excessive risk that threatens the value of the financial institution.

The Corporation’s Compensation Committee has completed its initial assessment of whether the incentive plans of the Corporation encourage or reward unnecessary and excessive risk in February 2009, and this assessment was updated and reviewed by the Committee in December 2009. In the process of preparing its assessment, the Compensation Committee met with the Corporation’s Chief Risk Officer and reviewed the incentive structure for each of the Corporation’s SEOs. The Committee found no indicators of the aforementioned risks contained in the Corporation’s incentive structures in either the initial review or the annual update. As noted above, the Corporation is prohibited from providing most forms of incentives to the SEOs under regulations that went into effect during 2009.

To arrive at its determination, the Committee reviewed the components of each SEO’s incentive plan. The structure of each SEO’s incentive is based upon performance detailed in each individual’s scorecard, with the exception of the Corporation’s CEO. The scorecards in all cases included at least a 40% weighting on service and leadership. Most scorecards included a category of negotiated items, which typically include goals specific for that division’s operations during the year. The scorecard for SEOs with credit responsibility also contained a credit quality component of at least 20%.

In January 2010, the Committee amended the Bank’s incentive plans (for all employees) to increase the specificity and level of detail provided with respect to targets and to permit payment of a portion of incentives if at least 90% of the Bank’s profit goals are met in 2010 (rather than the all or nothing approach taken in the incentive plans prior to the amendment). While the Committee determined that the plans did not encourage or reward unnecessary and excessive risk even prior to the amendments, the Committee determined that the amendments would further discourage unnecessary and excessive risk by employees.

The CEO’s contract, as approved by the Board of Directors, also contains goals such as leadership and is balanced with specific measurable metrics that keep the incentives consistent with the goals elucidated in the Corporation’s strategic plan.

Each SEO has signed an Agreement to Amend Compensation Arrangements that prohibits Golden Parachutes, provides for the recovery of Incentive Compensation (clawbacks) and acknowledges that participation in the Capital Purchase Program may require the modification of any and all aspects of that person’s compensation. Each SEO’s Change of Control and Severance Agreement was also modified to be consistent with requirements of the Capital Purchase Program.

No Senior Executive Officer received total compensation in 2009 in excess of $500,000. Under certain circumstances, the Corporation’s CEO, could, in a future year, receive total compensation in excess of $500,000. To comply with the compensation requirements applicable to companies participating in the Capital Purchase Program, the Corporation has agreed to limit its deduction for compensation paid to any SEO to the $500,000 per annum limit.

The Committee certifies that it has reviewed with the Chief Risk Officer the SEOs’ incentive compensation arrangements and has made reasonable efforts to ensure that such arrangements do not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the financial institution. The Committee also certifies that it has met to discuss and review the relationship between the Corporation’s risk management policies and practices and SEO incentive compensation arrangements.

Compensation of the Board of Directors

The goal of Cascade Financial Corporation’s Director Compensation Philosophy is to ensure that the Corporation is able to attract, motivate and reward qualified directors. The Corporate Governance and Nominating Committee is responsible for developing recommendations to the full Board regarding director compensation. To create a focus on long-term success and reduce any conflict of interest, the compensation for the Board of Directors is limited to a set fee for service. Total director compensation consists of an annual retainer and chair fees as applicable. Part of director compensation has historically been paid in the form of an equity grant.

Specifically, the compensation philosophy is to target total compensation near the median (50th percentile) of the regional peer group of bank holding companies similar in size to Cascade Financial Corporation. Compensation may vary per individual based upon role (e.g., committee chairs may receive additional compensation to reflect additional responsibilities). The regional peer group is identical to that used by the Compensation Committee for executive officers. The most recent director compensation survey taken of the regional peer group was performed by the Board’s compensation consultant firm, Amalfi Consulting, on August 22, 2008. That survey revealed that the Corporation’s individual directors were compensated at the 37th percentile, slightly below the targeted level.

For the year ended December 31, 2009, all members of the Board were eligible to receive a $27,000 annual cash retainer in addition to 3,582 restricted stock shares of Cascade Financial Corporation stock worth $12,000 on the day the shares were granted. The Chair of the Board (Dr. Murphy) was eligible to receive an additional fee of $18,000 per year. As an additional annual fee, the Chair of the Audit Committee and former chair of the Audit and Finance Committee (Mr. Anderson) was eligible to receive $9,000, the Chair of the Compensation Committee (Ms. Halladay) was eligible to receive $8,000, the Chair of the Loan Committee (Mr. O’Connor) was eligible to receive $8,000, the Chair of the Corporate Governance and Nominating Committee (Mr. Duce) was eligible to receive $6,000, and the Chair of the Finance Committee (Mr. Westover) was eligible to receive $3,000. All members of the Loan Committee were eligible to receive an additional $8,000 per annum, due to the high time demands of serving on the Loan Committee.

The Board reduced director compensation by 10% effective from June 1, 2009 through December 31, 2009 compared to January through May 2009, resulting in a reduction in the amounts actually paid to directors from that set forth above. For example, a director who did not serve as the chair of any committees and also did not serve on the Loan Committee during 2009 would have received total cash payments of only $25,650 in 2009 instead of the full $27,000 annual cash retainer. This action was taken as part of overall compensation reductions for employees at the Corporation and the Bank.

For 2010, the Board has reduced director compensation further, resulting in a reduction in total compensation of approximately 25% compared to January 2009 by eliminating all equity compensation for directors in 2010. In addition, the Chairs of the Compensation Committee and the Loan Committee have agreed to a reduction in their additional compensation for 2010 as committee chairs to $6,000 and $4,500, respectively.

Compensation and Personnel Interlocks and Insider Participation

No member of the Compensation Committee is an executive officer or former officer of the Corporation. No executive officer of the Corporation served on the board of directors of any entity whose executive officers included a director of the Corporation.

The Compensation Committee met the requirement as prescribed in the Securities Purchase Agreement entered into between the Corporation and the U.S. Treasury to complete an assessment of the incentive plans to ensure that they did not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Corporation. This assessment was completed on February 9, 2009, which was within the 90-day period, as required by the Treasury, of the receipt of TARP funds, and was updated with the Bank’s Chief Risk Officer by the Committee on December 11, 2009 and by the full Board on February 25, 2010.

As of March 11, 2010, the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A, and based upon those discussions, the Committee has recommended to the Corporation’s Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE

Janice E. Halladay, Chair
David W. Duce, Vice Chair
Jim Gaffney
Katherine M. Lombardo

ACCOMPANYING TABLES AND APPENDICES

Summary Compensation Table
Table 1
Name and Principal Position	Year	Salary ($)	Bonus/ Incentive ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Carol K. Nelson	2009	$262,910	$-	$-	$23,531	$-	$-	$14,400	$300,841
President & CEO	2008	263,050	24,675	52	35,152	-	-	14,400	337,329
	2007	252,938	343,935	-	39,302	-	-	14,400	650,575

Lars H. Johnson	2009	$170,155	$-	$-	$15,874	$-	$-	$6,000	$192,029
EVP & CFO	2008	166,945	16,053	52	24,033	-	-	6,000	213,083
	2007	157,976	64,212	-	27,128	-	-	6,000	255,316

Steven R. Erickson	2009	$174,636	$-	$-	$15,344	$-	$-	$6,000	$195,980
EVP, Commercial	2008	162,473	15,818	-	22,119	-	-	6,000	206,410
Banking	2007	153,744	78,112	-	23,605	-	-	6,000	261,461

Debbie E. McLeod	2009	$144,733	$-	$-	$13,777	$-	$-	$6,000	$164,510
EVP, Retail Banking	2008	142,443	13,975	52	20,092	-	-	6,000	182,562
	2007	136,103	53,244	-	21,642	-	-	6,000	216,989

Robert G. Disotell	2009	$156,265	$-	$-	$14,550	$-	$-	$2,149	$172,964
EVP, Chief Credit Officer	2008	153,317	8,463	52	20,832	-	-	6,000	188,664
	2007	145,080	42,792	-	21,600	-	-	6,000	215,472

Column

(a)	Lars H. Johnson is no longer employed by the Corporation.

(d)	Incentive totals for 2009, 2008 and 2007 include awards attributed to the years ended December 31, 2009, December 31, 2008, and December 31, 2007.

(e)	Value of Stock Awards for 2008 is based upon the amount expensed under FASB ASC Topic 718-Compensation-Stock Compensation for each officer’s stock award.

(f)	Value of Option Grants for 2009 is based upon the amount expensed under FASB ASC Topic 718-Compensation-Stock Compensation for each officer’s options; no options were granted in 2009.

(i)
All Other Compensation for calendar year 2009 includes the following: for Ms. Nelson, employer contribution to 401(k) Plan of $6,000 and a car allowance of $8,400; for Mr. Johnson, employer contribution to 401(k) Plan of $6,000; for Mr. Erickson, employer contribution to 401(k) Plan of $6,000; for Ms. McLeod, employer contribution to 401(k) Plan of $6,000; and for Mr. Disotell, employer contribution to 401(k) Plan of $2,149.

Outstanding Equity Awards
at December 31, 2009 Table 3
	Option Awards						Stock Awards
Name	Date when Equity Fully Vests	Number of Securities Underlying Unexercised Options (#) Exercisable (Vested)	Number of Securities Underlying Unexercised Options (#) Unexercisable (Unvested)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)

Carol K. Nelson	Vested	60,917	-	NA	$4.44	01/25/11	NA	$-	25	$136
	Vested	35,505	-		4.44	01/25/11
	Vested	15,625	-		5.54	02/13/12
	Vested	20,312	-		10.00	07/22/13
	Vested	15,115	-		15.92	03/23/14
	03/22/10	6,116	2,620		14.24	03/22/15
	03/28/11	8,643	8,643		15.00	03/28/16
	03/25/13	1,500	13,500		12.63	03/25/18

Lars H. Johnson	Vested	31,566	-	NA	$4.76	03/28/10	NA	$-	25	$136
	Vested	859	-		4.51	12/15/10
	Vested	10,937	-		6.21	03/26/12
	Vested	14,062	-		10.00	07/22/13
	Vested	10,625	-		15.92	03/23/14
	03/22/10	4,813	2,062		14.24	03/22/15
	03/28/11	5,625	5,625		15.00	03/28/16
	03/25/13	1,000	9,000		12.63	03/25/18

Steven R. Erickson	Vested	1,593	-	NA	$3.93	07/25/10	NA	$-	NA	$-
	Vested	2,296	-		4.51	12/15/10
	Vested	10,937	-		6.21	03/26/12
	Vested	10,156	-		10.00	07/22/13
	Vested	7,625	-		15.92	03/23/14
	03/22/10	3,938	1,687		14.24	03/22/15
	03/28/11	5,625	5,625		15.00	03/28/16
	03/25/13	1,000	9,000		12.63	03/25/18

Debbie E. McLeod	Vested	12,687	-	NA	$4.44	02/01/11	NA	$-	25	$136
	Vested	7,812	-		6.21	03/26/12
	Vested	10,156	-		10.00	07/22/13
	Vested	7,625	-		15.92	03/23/14
	03/22/10	3,500	1,500		14.24	03/22/15
	03/28/11	5,000	5,000		15.00	03/28/16
	03/25/13	900	8,100		12.63	03/25/18

Outstanding Equity Awards
at December 31, 2009 Table 3
	Option Awards						Stock Awards
Name	Date when Equity Fully Vests	Number of Securities Underlying Unexercised Options (#) Exercisable (Vested)	Number of Securities Underlying Unexercised Options (#) Unexercisable (Unvested)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)

Robert G. Disotell	Vested	1,718	-	NA	$4.51	12/15/10	NA	$-	25	$136
	Vested	7,812	-		6.21	03/26/12
	Vested	10,156	-		10.00	07/22/13
	Vested	7,625	-		15.92	03/23/14
	03/22/10	3,500	1,500		14.24	03/22/15
	03/28/11	5,000	5,000		15.00	03/28/16
	03/25/13	1,000	9,000		12.63	03/25/18

Options Exercised and Stock Vested Table
Table 4
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)

Carol K. Nelson	-	$-	NA	$-

Lars H. Johnson	-	-	NA	-

Steven R. Erickson	-	-	NA	-

Debbie E. McLeod	-	-	NA	-

Robert G. Disotell	-	-	NA	-

Pension Benefits Table
Table 5
Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
(a)	(b)	(c)	(d)	(e)

Carol K. Nelson	NA	-	-	-

Lars H. Johnson	NA	-	-	-

Steven R. Erickson	NA	-	-	-

Debbie E. McLeod	NA	-	-	-

Robert G. Disotell	NA	-	-	-

The Corporation does not have a defined benefit pension plan.

Nonqualified Deferred Compensation Table
Table 6
Name	Aggregate	Executive	Company		Aggregate	Aggregate
	Balance	Contributions	Contributions	Aggregate	Withdrawals/	Balance
	12/31/2008	2009	2009	Earnings in 2009	Distributions	12/31/2009
	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)

Carol K. Nelson	$4,283	$-	$-	$834	$-	$5,117

Lars H. Johnson	841	-	-	164	-	1,005

Steven R. Erickson	2,881	-	-	851	-	3,732

Debbie E. McLeod	610	-	-	119	-	729

Robert G. Disotell	739	-	-	144	-	883

Potential Payments Upon Termination or Change-in-Control

Carol K. Nelson
Table 7a

Executive Benefits and Payment Upon Termination (a)	Termination for Cause (b)	Voluntary Termination before age 57 (c)	Retirement after age 57 (d)	Termination by Executive for Good Reason (f)	Involuntary Termination without Cause (g)	Death (h)	Disability (i)	Change of Control without Termination (j)	Change of Control with Termination (k)
Cash Compensation	$-	$-	$525,820	$525,820	$525,820	$-	$131,455	$-	$525,820
Value of Accelerated or Continued Vesting of Unvested Options	-	-	-	-	-	-	-	-	-
Value of Vesting of Unvested Restricted Stock	-	-	-	-	-	-	-	-	-
Health and Welfare Benefits	-	-	127,021	12,389	-	-	-	-	127,021
Bank Owned Life Insurance	-	-	-	-	-	300,000	-	-	-
Reimbursement of Excise Tax	-	-	-	-	-	-	-	-	-
TOTAL	$-	$-	$652,841	$538,209	$525,820	$300,000	$131,455	$-	$652,841
Notes to Table:

*             We have assumed that the termination event occurred effective as of December 31, 2009, the last day of fiscal year 2009.
*	We have assumed that the value of our common stock was $2.21 per share based on the closing market price on December 31, 2009, the last trading day of fiscal year 2009.
*             We have not included in the tables the value of any options that were vested prior to December 31, 2009.
*
Health and welfare benefits are included, where applicable, at the estimated value of continuation of this benefit which is the actual projected cost for 2010.  Health and welfare benefits for Ms. Nelson include medical, dental, life, accidental death and dismemberment, and long-term disability insurance premiums for two years if terminated by Executive for Good Reason. If Ms. Nelson has a Voluntary Termination after age 57, or there is a Change of Control with Termination, her Health and Welfare Benefits are medical and dental premiums for herself and her spouse until she reaches age 65.

(b) (g)
Termination shall be determined to be “for cause” only in the event: (i) Ms. Nelson is convicted of a felony or crime involving moral turpitude, or charged with a felony or crime involving moral turpitude if the Board, in its sole discretion, determines that the adverse publicity/notoriety stemming from such charge will make it difficult for Ms. Nelson to perform her duties and/or the Bank to carry on its normal business activities; or (ii) Ms. Nelson fails or refuses, after written request, to comply with any material policies adopted by the Board; (iii) Ms. Nelson is terminated for fraud, embezzlement, or willful misconduct (including, but not limited to, violation of the Bank’s anti-discrimination and harassment policies); or (iv) Ms. Nelson is removed from office by the Board in order to comply with a requirement, request or recommendation from the Supervisor of Banking for the State of Washington or the Federal Deposit Insurance Corporation (“FDIC”).

(f)
“Good Reason” means any one or more of the following: reduction of Ms. Nelson’s base compensation during the term of the agreement without Ms. Nelson’s consent (other than as part of an overall program applied uniformly to all members of senior management of the Bank); the assignment to Ms. Nelson without her consent of any duties materially inconsistent with Ms. Nelson’s position as of the date of the agreement; or a relocation or transfer of Ms. Nelson’s principal place of employment that would require Ms. Nelson to commute on a regular basis more than 30 miles each way from the Bank’s main office as of the date of the agreement.

(i)
“Disability” shall be determined using the definition of that term in the Bank’s long-term disability plan in effect at the time of the disability, or if no such plan is then in effect, the definition of “disability” contained in such other plan providing a disability benefit.  If there is no such plan then in effect, the definition of “disability” found in Internal Revenue Code Section 22(e), as may be amended from time to time, shall apply.

(j) (k)
“Change of Control” will be deemed to have occurred when there is a Change in the Ownership of the Bank or a Change in the Ownership of a Substantial Portion of the Assets of the Bank, as defined in the agreement.

Lars H. Johnson
Table 7b

Executive Benefits and Payment Upon Termination (a)	Termination for Cause (b)	Voluntary Termination (e)	Termination by Executive for Good Reason (f)	Involuntary Termination without Cause (g)	Death (h)	Disability (i)	Change of Control without Termination (j)	Change of Control with Termination (k)
Cash Compensation	$-	$-	$340,310	$-	$-	$-	$-	$340,310
Value of Accelerated or Continued Vesting of Unvested Options	-	-	-	-	-	-	-	-
Value of Vesting of Unvested Restricted Stock	-	-	-	-	-	-	-	-
Health and Welfare Benefits	-	-	12,389	-	-	-	-	12,389
Bank Owned Life Insurance	-	-	-	-	300,000	-	-	-
Reimbursement of Excise Tax	-	-	-	-	-	-	-	-
TOTAL	$-	$-	$352,699	$-	$300,000	$-	$-	$352,699
Notes to Table:

*              We have assumed that the termination event occurred effective as of December 31, 2009, the last day of fiscal year 2009.
*	We have assumed that the value of our common stock was $2.21 per share based on the closing market price on December 31, 2009, the last trading day of fiscal year 2009.
*              We have not included in the tables the value of any options that were vested prior to December 31, 2009.
*
Health and welfare benefits are included, where applicable, at the estimated value of continuation of this benefit which is the actual projected cost for 2010.  Health and welfare benefits for Mr. Johnson include medical, dental, life, accidental death and dismemberment, and long-term disability insurance premiums for two years.

(b) (g)
“Cause” as used in the agreement means termination of the employment of Mr. Johnson because of personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, insubordination, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the agreement or any other agreement between Mr. Johnson and the Bank.

(f)
“Good Reason” as used in the agreement means the occurrence, without Mr. Johnson’s express written consent, of a material diminution of Mr. Johnson’s duties, responsibilities or benefits, including (without limitation) any of the following circumstances: (i) a requirement that Mr. Johnson be based at any location not within forty (40) miles of Mr. Johnson’s then existing job location, providing that such new location is not closer to Mr. Johnson’s home; (ii) a material demotion, or loss of title or loss of significant authority of Mr. Johnson, excluding for this purpose, an isolated, insubstantial or inadvertent action not taken in bad faith which is remedied by the Bank immediately after notice thereof is given by Mr. Johnson; (iii) a reduction in Mr. Johnson’s salary or a material adverse change in Mr. Johnson’s perquisites, benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank; or (iv) a successor bank or company fails or refuses to assume the Bank’s obligations under this agreement, as required by the agreement.

(j) (k)
“Change of Control” will be deemed to have occurred when there is a Change in the Ownership of the Bank or a Change in the Ownership of a Substantial Portion of the Assets of the Bank, as defined in the agreement.

Steven R. Erickson
Table 7c

Executive Benefits and Payment Upon Termination (a)	Termination for Cause (b)	Voluntary Termination (e)	Termination by Executive for Good Reason (f)	Involuntary Termination without Cause (g)	Death (h)	Disability (i)	Change of Control without Termination (j)	Change of Control with Termination (k)
Cash Compensation	$-	$-	$349,272	$-	$-	$-	$-	$349,272
Value of Accelerated or Continued Vesting of Unvested Options	-	-	-	-	-	-	-	-
Value of Vesting of Unvested Restricted Stock	-	-	-	-	-	-	-	-
Health and Welfare Benefits	-	-	12,389	-	-	-	-	12,389
Bank Owned Life Insurance	-	-	-	-	300,000	-	-	-
Reimbursement of Excise Tax	-	-	-	-	-	-	-	-
TOTAL	$-	$-	$361,661	$-	$300,000	$-	$-	$361,661
Notes to Table:

*              We have assumed that the termination event occurred effective as of December 31, 2009, the last day of fiscal year 2009.
*	We have assumed that the value of our common stock was $2.21 per share based on the closing market price on December 31, 2009, the last trading day of fiscal year 2009.
*              We have not included in the tables the value of any options that were vested prior to December 31, 2009.
*
Health and welfare benefits are included, where applicable, at the estimated value of continuation of this benefit which is the actual projected cost for 2010.  Health and welfare benefits for Mr. Erickson include medical, dental, life, accidental death and dismemberment, and long-term disability insurance premiums for two years.

(b) (g)
“Cause” as used in the agreement means termination of the employment of Mr. Erickson because of personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, insubordination, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the agreement or any other agreement between Mr. Erickson and the Bank.

(f)
“Good Reason” as used in the agreement means the occurrence, without Mr. Erickson’s express written consent, of a material diminution of Mr. Erickson’s duties, responsibilities or benefits, including (without limitation) any of the following circumstances: (i) a requirement that Mr. Erickson be based at any location not within forty (40) miles of Mr. Erickson’s then existing job location, providing that such new location is not closer to Mr. Erickson’s home; (ii) a material demotion, or loss of title or loss of significant authority of Mr. Erickson, excluding for this purpose, an isolated, insubstantial or inadvertent action not taken in bad faith which is remedied by the Bank immediately after notice thereof is given by Mr. Erickson; (iii) a reduction in Mr. Erickson’s salary or a material adverse change in Mr. Erickson’s perquisites, benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank; or (iv) a successor bank or company fails or refuses to assume the Bank’s obligations under this agreement, as required by the agreement.

(j) (k)
“Change of Control” will be deemed to have occurred when there is a Change in the Ownership of the Bank or a Change in the Ownership of a Substantial Portion of the Assets of the Bank, as defined in the agreement.

Debbie E. McLeod
Table 7d

Executive Benefits and Payment Upon Termination (a)	Termination for Cause (b)	Voluntary Termination (e)	Termination by Executive for Good Reason (f)	Involuntary Termination without Cause (g)	Death (h)	Disability (i)	Change of Control without Termination (j)	Change of Control with Termination (k)
Cash Compensation	$-	$-	$289,466	$-	$-	$-	$-	$289,466
Value of Accelerated or Continued Vesting of Unvested Options	-	-	-	-	-	-	-	-
Value of Vesting of Unvested Restricted Stock	-	-	-	-	-	-	-	-
Health and Welfare Benefits	-	-	12,354	-	-	-	-	12,354
Bank Owned Life Insurance	-	-	-	-	300,000	-	-	-
Reimbursement of Excise Tax	-	-	-	-	-	-	-	-
TOTAL	$-	$-	$301,820	$-	$300,000	$-	$-	$301,820
Notes to Table:

*              We have assumed that the termination event occurred effective as of December 31, 2009, the last day of fiscal year 2009.
*	We have assumed that the value of our common stock was $2.21 per share based on the closing market price on December 31, 2009, the last trading day of fiscal year 2009.
*              We have not included in the tables the value of any options that were vested prior to December 31, 2009.
*
Health and welfare benefits are included, where applicable, at the estimated value of continuation of this benefit which is the actual projected cost for 2010.  Health and welfare benefits for Ms. McLeod include medical, dental, life, accidental death and dismemberment, and long-term disability insurance premiums for two years.

(b) (g)
“Cause” as used in the agreement means termination of the employment of Ms. McLeod because of personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, insubordination, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the agreement or any other agreement between Ms. McLeod and the Bank.

(f)
“Good Reason” as used in the agreement means the occurrence, without Ms. McLeod’s express written consent, of a material diminution of Ms. McLeod’s duties, responsibilities or benefits, including (without limitation) any of the following circumstances: (i) a requirement that Ms. McLeod be based at any location not within forty (40) miles of Ms. McLeod’s then existing job location, providing that such new location is not closer to Ms. McLeod’s home; (ii) a material demotion, or loss of title or loss of significant authority of Ms. McLeod, excluding for this purpose, an isolated, insubstantial or inadvertent action not taken in bad faith which is remedied by the Bank immediately after notice thereof is given by Ms. McLeod; (iii) a reduction in Ms. McLeod’s salary or a material adverse change in Ms. McLeod’s perquisites, benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank; or (iv) a successor bank or company fails or refuses to assume the Bank’s obligations under this agreement, as required by the agreement.

(j) (k)
“Change of Control” will be deemed to have occurred when there is a Change in the Ownership of the Bank or a Change in the Ownership of a Substantial Portion of the Assets of the Bank, as defined in the agreement.

Robert G. Disotell
Table 7e

Executive Benefits and Payment Upon Termination (a)	Termination for Cause (b)	Voluntary Termination (e)	Termination by Executive for Good Reason (f)	Involuntary Termination without Cause (g)	Death (h)	Disability (i)	Change of Control without Termination (j)	Change of Control with Termination (k)
Cash Compensation	$-	$-	$312,530	$-	$-	$-	$-	$312,530
Value of Accelerated or Continued Vesting of Unvested Options	-	-	-	-	-	-	-	-
Value of Vesting of Unvested Restricted Stock	-	-	-	-	-	-	-	-
Health and Welfare Benefits	-	-	12,389	-	-	-	-	12,389
Bank Owned Life Insurance	-	-	-	-	300,000	-	-	-
Reimbursement of Excise Tax	-	-	-	-	-	-	-	-
TOTAL	$-	$-	$324,919	$-	$300,000	$-	$-	$324,919
Notes to Table:

*              We have assumed that the termination event occurred effective as of December 31, 2009, the last day of fiscal year 2009.
*	We have assumed that the value of our common stock was $2.21 per share based on the closing market price on December 31, 2009, the last trading day of fiscal year 2009.
*              We have not included in the tables the value of any options that were vested prior to December 31, 2009.
*
Health and welfare benefits are included, where applicable, at the estimated value of continuation of this benefit which is the actual projected cost for 2010.  Health and welfare benefits for Mr. Disotell include medical, dental, life, accidental death and dismemberment, and long-term disability insurance premiums for two years.

(b) (g)
“Cause” as used in the agreement means termination of the employment of Mr. Disotell because of personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, insubordination, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the agreement or any other agreement between Mr. Disotell and the Bank.

(f)
“Good Reason” as used in the agreement means the occurrence, without Mr. Disotell’s express written consent, of a material diminution of Mr. Disotell’s duties, responsibilities or benefits, including (without limitation) any of the following circumstances: (i) a requirement that Mr. Disotell be based at any location not within forty (40) miles of Mr. Disotell’s then existing job location, providing that such new location is not closer to Mr. Disotell’s home; (ii) a material demotion, or loss of title or loss of significant authority of Mr. Disotell, excluding for this purpose, an isolated, insubstantial or inadvertent action not taken in bad faith which is remedied by the Bank immediately after notice thereof is given by Mr. Disotell; (iii) a reduction in Mr. Disotell’s salary or a material adverse change in Mr. Disotell’s perquisites, benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank; or (iv) a successor bank or company fails or refuses to assume the Bank’s obligations under this agreement, as required by the agreement.

(j) (k)
“Change of Control” will be deemed to have occurred when there is a Change in the Ownership of the Bank or a Change in the Ownership of a Substantial Portion of the Assets of the Bank, as defined in the agreement.

Director Compensation
Table 8
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Dennis R. Murphy	$42,750	$12,000	$-	$-	$-	$-	$54,750

Richard A. Anderson	41,950	12,000	-	-	-	-	53,950

David W. Duce	31,350	12,000	-	-	-	-	43,350

Jim Gaffney	33,250	12,000	-	-	-	-	45,250

Janice E. Halladay	40,850	12,000	-	-	-	-	52,850

Dwayne R. Lane	25,650	12,000	-	-	-	-	37,650

Katherine M. Lombardo	25,650	12,000	-	-	-	-	37,650

Carol K. Nelson	-	-	-	-	-	-	-

David R. O’Connor	38,950	12,000	-	-	-	-	50,950

Craig G. Skotdal	25,650	12,000	-	-	-	-	37,650

Ronald E. Thompson	33,250	12,000	-	-	-	-	45,250

G. Brandt Westover	28,350	12,000	-	-	-	-	40,350

(c)
Represents the value (computed in accordance with FASB ASC Topic 718) of 3,582 shares of restricted CASB stock granted to each outside director at $3.35 per share, the closing price of the stock on January 27, 2009, the date of the Board of Directors Meeting when the shares were awarded.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

Persons and groups who beneficially own more than 5% of the Corporation’s common stock are required to file certain reports with the Securities and Exchange Commission (“SEC”) and to provide a copy to the Corporation disclosing such ownership. Based on such reports, the following table sets forth, as of March 9, 2010, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of common stock. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of common stock at March 9, 2010.

The following table shows the number of shares of the Corporation’s common stock beneficially owned at March 9, 2010, by the Corporation’s directors and nominees for director, executive officers identified in the Summary Compensation Table, and all directors and executive officers as a group. The address of each person, except as set forth below, is the same as the Corporation’s principal office.

Name	Number of Shares Beneficially Owned (1)		% of Shares Outstanding
Beneficial Owners of more than 5%:
Arthur W. Skotdal, Andrew P. Skotdal and Craig G. Skotdal c/o Douglas A. Schafer Schafer Law Firm P.O. Box 1134 Tacoma, WA 98401	1,144,535		9.4%
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	650,377		5.4%
Directors:
Richard L. Anderson	28,457		*
David W. Duce	57,356	(2)	*
Jim Gaffney	15,607		*
Janice E. Halladay	32,737		*
Dwayne R. Lane	95,848		*
Katherine M. Lombardo	11,207		*
Dennis R. Murphy	42,800		*
Carol K. Nelson **	223,976		1.8%
David R. O’Connor	170,341	(3)	1.4%
Craig G. Skotdal	1,144,535	(4)	9.4%
Ronald E. Thompson	57,920		*
G. Brandt Westover	55,596		*
Executive Officers:
Steven R. Erickson	75,501		*
Debbie E. McLeod	50,909		*
Robert G. Disotell	180,143		1.5%
All Executive Officers and Directors as a group (16 persons)	2,288,085		18.8%

*	Less than 1% of shares outstanding
**	Also an executive officer of the Corporation and the Bank

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he or she has voting and/or investment power with respect to such security. The table includes shares owned by spouses or other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership over which shares the persons named in the table possess voting and/or investment power. Shares held in accounts under the Corporation’s 401(k) plan as of March 9, 2010 are included in the above table as follows: Ms. Nelson: 2,928; Mr. Erickson: 31,630; Ms. McLeod: 1,760; and Mr. Disotell 36,381; all executive officers and directors as a group: 78,735. These amounts do not include the remaining shares held by the Bank’s 401(k) plan for which Ms. Nelson and Messrs. Anderson and Westover act as trustees. The amounts shown also include the following amounts of common stock which the following individuals have the right to acquire within 60 days of March 9, 2010 through the exercise of stock options granted pursuant to the Corporation’s stock option plans: Mr. Anderson: 4,250; Mr. Gaffney: 4,000; Ms. Lombardo: 4,000; Ms. Nelson: 163,735; Mr. Erickson: 43,l71; Ms. McLeod: 47,681; Mr. Disotell: 36,812; and all executive officers and directors as a group: 422,046.

(2)	Includes 288 shares held by Mr. Duce’s children, and 1,375 shares held by a testamentary trust of which Mr. Duce is trustee.

(3)	Includes 124,265 shares held by a trust in which Mr. O’Connor has a pecuniary interest.

(4)
Includes 357,571 shares held by Mr. Skotdal’s brother of which Mr. Skotdal has the authority to vote, 291,365 shares held by a limited liability company in which Mr. Skotdal has a pecuniary interest, 60,000 shares held by Skotdal Enterprises, a company in which Mr. Skotdal has a pecuniary interest, and 51,091 shares held by Mr. Skotdal’s father of which Mr. Skotdal has the authority to vote.

Changes in Control

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain transactions involving loans, deposits, credit cards and sales of commercial paper, certificates of deposit and other money market instruments, and certain other banking transactions, occurred during 2009 between the Bank and certain directors or executive officers of the Corporation and its subsidiaries, members of their immediate families, corporations or organizations of which any of them is an executive officer or partner or of which any of them is the beneficial owner of 10% or more of any class of securities, or associates of the directors, the executive officers or their family members.  The loans (with certain directors or executive officers of the Corporation) were in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

Review and Approval of Related Party Transactions

The Board reviews all transactions between the Corporation, the Bank and any of its officers and directors. The Corporation’s Standards of Conduct emphasize the importance of avoiding situations or transactions in which personal interests may interfere with the best interests of the Corporation, the Bank or the Corporation’s shareholders. In addition, the Corporation’s general corporate governance practice includes Board-level discussion and assessment of procedures for discussing and assessing relationships, including business, financial, familial and nonprofit, among the Corporation, the Bank and its officers and directors, to the extent that they may arise. The Board and the Corporate Governance and Nominating Committee review any transaction with an officer or director to determine, on a case-by-case basis, whether a conflict of interest exists. The Board ensures that all directors voting on such a matter have no interest in the matter and discusses the transaction with counsel as the Board deems necessary. The Board will generally delegate the task of discussing, reviewing and approving transactions between the Corporation or the Bank and any related persons to the Corporate Governance and Nominating Committee.

Since the beginning of 2009, we did not enter into any transactions with related persons that were subject to our related person transaction policy.

Item 14.  Principal Accountant Fees and Services

The Board has selected Moss Adams LLP, Certified Public Accountants, as independent auditors for the Corporation for the fiscal year ending December 31, 2010. Representatives of Moss Adams LLP are expected to be present at the upcoming Annual Meeting of Shareholders, will have the opportunity to make a statement if they desire to do so, and are expected to be available to respond to appropriate questions.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Moss Adams LLP for the audit of the Corporation’s annual financial statements for the fiscal years ended December 31, 2009, and December 31, 2008, and fees billed for other services rendered.

The aggregate fees billed to the Corporation by Moss Adams LLP for 2009 and 2008 were as follows:

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees	$284,000	$279,000
Audit-related Fees	54,000	41,000
Tax Fees	28,000	27,000
Total Fees	$366,000	$347,000

Audit Fees: Consists of fees billed to the Corporation for professional services rendered by Moss Adams LLP in connection with the integrated audit of our financial statements and review of financial statements included in the Corporation’s Forms 10-K and 10-Q or services to the Corporation in connection with statutory or regulatory filings or engagements.

Audit-Related Fees: Consists of fees relating to examination of management’s assertion regarding the effectiveness of internal controls (FDICIA), audit of the Corporation’s pension plans, and miscellaneous audit and accounting matters.

Tax Fees: Consists of fees relating to the preparation of the Corporation’s federal income tax return, tax planning and miscellaneous tax matters.

All Other Fees: There were no other fees for services included above for fiscal years ended 2009 and 2008.

In considering the nature of the services provided by Moss Adams LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. As part of its approval of all services provided by Moss Adams LLP, the Audit Committee discussed these services with Moss Adams LLP and Corporation management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement Sarbanes-Oxley, and the American Institute of Certified Public Accountants.

INDEX TO EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Annual Report on Form 10-K/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

CASCADE FINANCIAL CORPORATION

Date: April 30, 2010	/s/ Carol K. Nelson
By: Carol K. Nelson, President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	/s/ Terry Stull
By: Terry Stull, Senior Vice President and Controller (Chief Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David W. Duce	By:	/s/ Ronald E Thompson
	David W. Duce Director		Ronald E. Thompson Director
Date:	April 30, 2010	Date:	April 30, 2010

By:	/s/ Janice Halladay	By:	/s/ G. Brandt Westover
	Janice Halladay Director		G. Brandt Westover Director
Date:	April 30, 2010	Date:	April 30, 2010

By:	/s/ David O’Connor	By:	/s/ Jim Gaffney
	David O’Connor Director		Jim Gaffney Director
Date:	April 30, 2010	Date:	April 30, 2010

By:	/s/ Katherine M. Lombardo	By:	/s/ D. R. Murphy
	Katherine M. Lombardo Director		D. R. Murphy Chair
Date:	April 30, 2010	Date:	April 30, 2010