Form 10-Q
period 2010-03-31
CASCADE FINANCIAL CORP
filed 2010-05-07
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2010
Common Stock ($.01 par value)	12,271,529

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2010

PART I –– FINANCIAL INFORMATION
Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)	March 31, 2010	December 31, 2009
Assets
Cash on hand and in banks	$4,371	$4,008
Interest-earning deposits in other institutions	152,440	141,587
Securities available-for-sale, fair value	247,240	227,805
Securities held-to-maturity, amortized cost	32,956	36,177
Federal Home Loan Bank (FHLB) stock	11,920	11,920
Loans, net	1,126,103	1,173,213
Goodwill	12,885	12,885
Premises and equipment, net	14,268	14,526
Cash surrender value of bank-owned life insurance (BOLI)	24,759	24,522
Real estate owned (REO)	27,394	18,842
Prepaid FDIC insurance premiums	6,071	6,859
Federal income tax receivable	13,420	12,538
Accrued interest receivable and other assets	16,434	19,746
Total Assets	$1,690,261	$1,704,628

Liabilities
Deposits	$1,172,258	$1,139,774
FHLB advances	239,000	239,000
Federal Reserve Bank (FRB) Term Auction Facility (TAF) borrowing	-	20,000
Securities sold under agreements to repurchase	146,065	145,410
Junior subordinated debentures	15,465	15,465
Junior subordinated debentures, fair value	3,341	3,341
Accrued interest payable, expenses and other liabilities	9,879	7,188
Total Liabilities	1,586,008	1,570,178

Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred stock, no par value, authorized 38,970 shares; Series A (liquidation preference $1,000 per share); issued and outstanding 38,970 at March 31, 2010, and December 31, 2009	37,150	37,038
Preferred stock, $.01 par value, authorized 500,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 12,171,529 shares at March 31, 2010, and 12,146,080 shares at December 31, 2009	122	121
Additional paid-in capital	43,719	43,649
Retained earnings, substantially restricted	22,047	54,797
Accumulated other comprehensive gain (loss), net of tax	1,215	(1,155)
Total Stockholders’ Equity	104,253	134,450
Total Liabilities and Stockholders’ Equity	$1,690,261	$1,704,628
See notes to consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2010	2009
Interest income
Loans, including fees	$16,166	$18,215
Securities available-for-sale	2,472	1,875
Securities held-to-maturity	417	1,310
Interest-earning deposits	76	10
Total interest income	19,131	21,410
Interest expense
Deposits	4,251	4,956
FHLB advances	2,565	2,656
FRB TAF borrowing	2	46
Securities sold under agreements to repurchase	2,131	2,103
Junior subordinated debentures	495	530
Total interest expense	9,444	10,291
Net interest income	9,687	11,119
Provision for loan losses	31,290	13,875
Net interest loss after provision for loan losses	(21,603)	(2,756)
Other income
Checking service fees	1,263	1,112
Other service fees	233	249
Increase in cash surrender value of BOLI	237	222
Net gain on sales/calls of securities available-for-sale	25	-
Net gain on calls of securities held-to-maturity	3	118
Gain on sale of loans	26	39
Net gain on fair value of financial instruments	-	1,790
Other	125	117
Total other income	1,912	3,647
Other expenses
Salaries and employee benefits	3,682	3,605
Occupancy	1,014	1,049
FDIC insurance premiums	853	391
REO and real estate in acquisition (REA)	296	9
Writedowns, net of gain (loss) on sales of REO	698	54
Other insurance premiums	376	63
B&O tax	263	294
Other-than-temporary impairment (OTTI)	-	858
Other	2,055	2,287
Total other expenses	9,237	8,610
Loss before provision (benefit) for federal income taxes	(28,928)	(7,719)
Provision (benefit) for federal income taxes	3,211	(2,902)
Net loss	(32,139)	(4,817)
Dividends on preferred stock	499	482
Accretion of issuance discount on preferred stock	112	105
Net loss attributable to common stockholders	$(32,750)	$(5,404)

See notes to consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2010	2009
Net loss per common share, basic	$(2.69)	$(0.45)
Weighted average number of common shares outstanding, basic	12,165,167	12,100,584
Net loss per common share, diluted	$(2.69)	$(0.45)
Weighted average number of common shares outstanding, diluted	12,165,167	12,100,584
Dividends declared per common share	$0.00	$0.01

See notes to consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Capital	Earnings	Gain (Loss), Net	Equity
Balances at December 31, 2008	$36,616	12,071,032	$121	$43,293	$80,752	$(660)	$160,122
Dividends declared -
Common stock ($0.01 per share)	-	-	-	-	(122)	-	(122)
Preferred stock ($49.86 per share)	-	-	-	-	(1,943)	-	(1,943)
Stock award plan	-	75,048	-	209	-	-	209
Tax benefit from stock-based compensation	-	-	-	4	-	-	4
Stock compensation expense	-	-	-	143	-	-	143
Net loss	-	-	-	-	(23,468)	-	(23,468)
Accretion of discount on preferred stock	422	-	-	-	(422)	-	-
Other comprehensive loss, net of tax benefit of $(266)	-	-	-	-	-	(495)	(495)
Balances at December 31, 2009	$37,038	12,146,080	$121	$43,649	$54,797	$(1,155)	$134,450
Dividends declared -
Preferred stock ($12.80 per share)	-	-	-	-	(499)	-	(499)
Stock award plan	-	25,449	1	54	-	-	55
Stock compensation expense	-	-	-	16	-	-	16
Net loss	-	-	-	-	(32,139)	-	(32,139)
Accretion of discount on preferred stock	112	-	-	-	(112)	-	-
Other comprehensive loss, net of tax benefit of $1,276	-	-	-	-	-	2,370	2,370
Balances at March 31, 2010	$37,150	12,171,529	$122	$43,719	$22,047	$1,215	$104,253

See notes to consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2010	2009
Net loss	$(32,139)	$(4,817)
Unrealized gain on securities available-for-sale, net of tax provision of $1,267 and $682 for the three months ended March 31, 2010, and 2009, respectively.	2,354	1,266
Reclassification adjustment for gains on securities included in net income, net of tax provision of $9 and $0 for the three months ended March 31, 2010, and 2009, respectively.	16	-

Comprehensive Loss	$(29,769)	$(3,551)

See notes to consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(32,139)	$(4,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	515	564
Provision for losses on loans	31,290	13,875
REO write-downs	706	54
Increase in cash surrender value of BOLI	(237)	(222)
Amortization of retained servicing rights	6	8
Amortization of core deposit intangible	35	35
Net change in deferred tax asset	(9,861)	(2,838)
Deferred loan fees, net of amortization	297	(295)
Gain on sale of loans	(26)	(39)
Stock award plan compensation	55	132
Stock-based compensation	16	61
Excess tax benefit from stock-based payments	-	(4)
Net change in fair value of financial instruments	-	(1,790)
Net gain on sales/calls of securities available-for-sale	(25)	-
Net gain on calls of securities held-to-maturity	(3)	(118)
Net gain on sales of REO	(8)	-
Other-than-temporary impairment on investments	-	858
Net change in accrued interest receivable and other assets	11,761	488
Net change in accrued interest payable, expenses and other liabilities	1,887	(1,782)
Net cash provided by operating activities	4,269	4,170

Cash flows from investing activities:
Loans originated, net of principal repayments	4,349	(5,582)
Purchases of securities available-for-sale	(50,015)	(78,011)
Proceeds from sales/calls of securities available-for-sale	28,203	3,750
Principal repayments on securities available-for-sale	6,049	2,639
Purchases of securities held-to-maturity	(7,663)	-
Proceeds from calls of securities held-to-maturity	10,000	43,500
Principal repayments on securities held-to-maturity	887	1,017
Purchases of premises and equipment	(257)	(515)
Proceeds from sales/retirements of REO	2,920	-
REO capital improvements	(970)	-
Change in Community Reinvestment Act (CRA) investment	(23)	(500)
Net cash used in investing activities	(6,520)	(33,702)

Subtotal, carried forward	$(2,251)	$(29,532)

See notes to consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Subtotal, brought forward	$(2,251)	$(29,532)

Cash flows from financing activities:
Dividends paid on common stock	-	(543)
Dividends paid on preferred stock	-	(455)
Excess tax benefits from stock-based payments	-	4
Net increase in deposits	32,484	8,581
Net increase in securities sold under agreements to repurchase	655	105
Net (decrease) increase in Federal Reserve TAF borrowing	(20,000)	20,000
Net increase in advance payments by borrowers for taxes and insurance	328	807
Net cash provided by financing activities	13,467	28,499
Net increase (decrease) in cash and cash equivalents	11,216	(1,033)

Cash and cash equivalents at beginning of period	145,595	53,466
Cash and cash equivalents at end of period	$156,811	$52,433

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$9,087	$10,587
Income taxes	-	350

Supplemental schedule of non-cash investing activities:
Change in unrealized gain on securities available-for-sale, net of tax	(2,370)	(1,266)
Dividends accrued on common stock	-	121
Dividends accrued on preferred stock	499	244
Loans transferred to REO	11,200	7,690

See notes to consolidated financial statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1 - Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (Corporation), and its operating subsidiary, Cascade Bank (Cascade or the Bank). All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the SEC for interim reporting. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2009, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2009 Annual Report on Form 10-K.

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

Note 2 - Recently Issued Accounting Standards

As discussed in Note 1 – Presentation of Financial Information, on July 1, 2009, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 was effective January 1, 2010 and did not have a significant impact on the Corporation’s consolidated financial statements.

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-16, Transfer and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (ASU 09-16) which amends ASC 860-10, Transfers and Servicing-Overall (ASC 860-10) and adds transition paragraphs 860-10-65-3 of ASC 860-10. ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860-10 is effective at the start of a Corporation’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of ASC 860-10 did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 10-06). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Corporation’s disclosures about fair value measurements are presented in Note 13: Fair Value Measurements. These new disclosure requirements were adopted by the Corporation during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.” This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The implementation of this standard did not have a material impact on the Corporation’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Corporation. This ASU became effective upon issuance.

Note 3 - Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale and held-to-maturity securities at March 31, 2010, and December 31, 2009.
	March 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$34,996	$763	$(191)	$35,568
Agency notes & bonds	210,374	1,871	(573)	211,672
Total	$245,370	$2,634	$(764)	$247,240

Securities held-to-maturity
Mortgage-backed securities	$22,181	$595	$(85)	$22,691
Agency notes & bonds	10,000	12	-	10,012
Corporate/other	775	-	-	775
Total	$32,956	$607	$(85)	$33,478

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$40,997	$729	$(446)	$41,280
Agency notes & bonds	188,585	88	(2,148)	186,525
Total	$229,582	$817	$(2,594)	$227,805

Securities held-to-maturity
Mortgage-backed securities	$15,405	$504	$-	$15,909
Agency notes & bonds	19,997	-	(187)	19,810
Corporate/other	775	-	-	775
Total	$36,177	$504	$(187)	$36,494

The amortized cost and estimated fair value of investment securities are shown in the following table by contractual or expected maturity at March 31, 2010. During certain interest rate environments, some, or all, of these securities may be called for redemption by their issuers prior to the scheduled maturities. Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary. Fair value of the securities was determined using quoted market prices.

	March 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Securities available-for-sale
Due less than one year	$10,014	$10,025	3.00%
Due after one through five years	29,982	29,687	3.39
Due after five through ten years	170,335	171,917	4.15
Due after ten years	43	43	-
Subtotal	210,374	211,672	3.99
Mortgage-backed securities	34,996	35,568	4.82
Total	$245,370	$247,240	4.11%
Securities held-to-maturity
Due less than one year	$10,000	$10,012	4.00%
Due after ten years	775	775	-
Subtotal	10,775	10,787	4.00
Mortgage-backed securities	22,181	22,691	4.60
Total	$32,956	$33,478	4.42%

The following table presents gross unrealized losses and fair value of available-for-sale and held-to-maturity securities at March 31, 2010, and December 31, 2009.

	March 31, 2010
	Fair Value	Gross Unrealized Losses Less Than 1 Year	Fair Value	Gross Unrealized Losses More Than 1 Year	TOTAL
(Dollars in thousands)					Fair Value	Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$16,701	$(162)	$2,253	$(29)	$18,954	$(191)
Agency notes & bonds	46,641	(360)	9,769	(213)	56,410	(573)
Total	$63,342	$(522)	$12,022	$(242)	$75,364	$(764)

Securities held-to-maturity
Mortgage-backed securities	$7,776	$(85)	$-	$-	$7,776	$(85)
Total	$7,776	$(85)	$-	$-	$7,776	$(85)

	December 31, 2009
	Fair Value	Gross Unrealized Losses Less Than 1 Year	Fair Value	Gross Unrealized Losses More Than 1 Year	TOTAL
(Dollars in thousands)					Fair Value	Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$16,828	$(375)	$3,597	$(71)	$20,425	$(446)
Agency notes & bonds	140,981	(2,148)	-	-	140,981	(2,148)
Total	$157,809	$(2,523)	$3,597	$(71)	$161,406	$(2,594)

Securities held-to-maturity
Agency notes & bonds	$19,810	$(187)	$-	$-	$19,810	$(187)
Total	$19,810	$(187)	$-	$-	$19,810	$(187)

At March 31, 2010, the Bank had one agency and four mortgage-backed securities in its available-for-sale portfolio with a fair value of $12.0 million that had an unrealized loss greater than one year of $242,000 and none in the held-to-maturity securities. As of December 31, 2009, the Bank had seventeen available-for-sale and four held-to-maturity securities considered to be temporarily impaired due to being in a loss position more than twelve months. The temporary impairment was less than 3% of the total book value of investments. Temporarily impaired securities are the result of changes in market interest rates or an increase in credit spreads and are expected to regain their value as the securities near maturity and/or market rates decline; other-than-temporarily impaired securities are the result of an actual or probable contractual failure by the issuer, are not expected to fully recover in price and the impaired amounts are considered not collectible. Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI), taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that the Bank will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that the Bank will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that the Bank will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.

Securities shown above having fair values less than amortized cost and containing unrealized losses are evaluated periodically by the Corporation for other-than-temporary impairment. In this analysis, the Corporation determined that the decline in value is temporary and is related to the change in market interest rates since purchase. All investment securities are rated AAA for credit quality by at least one major rating agency. The decline in value is not related to any company or industry specific event. The Corporation anticipates full recovery of par value with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment

Prior to June 30, 2009, the Corporation owned preferred shares issued by Fannie Mae (FNMA) with a par value of $10.0 million and Freddie Mac (FHLMC) with a par value of $10.0 million. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced it was placing Fannie Mae and Freddie Mac under conservatorship and would eliminate dividends on Fannie Mae and Freddie Mac common and preferred stock. The Corporation recorded a pre-tax impairment charge of $17.3 million, resulting in a charge of $11.3 million, net of taxes, to third quarter 2008 earnings. At March 31, 2009, the Corporation adjusted the value of these securities from $1.3 million to $436,000, which resulted in an additional charge of $858,000 taken in the first quarter of 2009. During the second quarter of 2009, these preferred shares of Fannie Mae and Freddie Mac were sold for an aggregate amount of $425,000, which resulted in an additional loss of $11,000.

Note 4 - Loans

The following summary reflects the Bank’s loan portfolio, by business line, as of the dates indicated:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Business	$457,426	$469,196
R/E construction(1)	205,401	256,917
Commercial R/E	183,027	183,286
Multifamily	89,920	82,418
Home equity/consumer	31,274	31,738
Residential(2)	188,930	179,133
Total loans	$1,155,978	$1,202,688
Deferred loan fees	(3,872)	(3,575)
Allowance for loan losses	(26,003)	(25,900)
Loans, net	$1,126,103	$1,173,213

(1)      Real estate construction loans are net of loans in process.
(2)      Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

The following table presents the activity related to the allowance for loan losses for the periods presented:

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Beginning balance	$25,900	$16,439
Charge-offs	(31,269)	(5,323)
Recoveries	82	24
Provision for losses	31,290	13,875
Off-balance sheet commitments	-	5
Ending balance	$26,003	$25,020

The following tables show information on impaired loans:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Impaired loans(1)	$176,143	$183,739
Allowance for loan losses related to impaired loans	$6,924	$6,422
Total nonperforming loans	96,719	106,096
Total loans past-due ninety days or more and still accruing	309	247
Performing restructured loans	25,763	26,635
(1 Impaired loans as of 3/31/10 are net of charge-offs totaling $38.6 million.

At March 31, 2010 and December 31, 2009, impaired loans totaled $176.1 million and $183.7 million, respectively. Included in the $176.1 million in impaired loans at March 31, 2010, are $96.7 million in nonperforming loans and $79.4 million in loans that are performing. Performing impaired loans include $25.8 million in loans that have been designated as troubled debt restructures and are performing as agreed under the restructured notes, and $53.6 million in loans that are current with respect to both interest and principal, and have sufficient collateral support.

The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $44.9 million and $51.9 million at March 31, 2010 and December 31, 2009, respectively. These restructured loan amounts have been included in the impaired loan totals noted above. Restructured loans totaling $25.8 million and $26.6 million at March 31, 2010 and December 31, 2009, respectively, were current in their payments and accruing interest.

Note 5 - Real Estate Owned

The following table presents REO for the periods presented:

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Beginning balance	$18,842	$1,446
Loans transferred to REO	11,200	7,690
Capitalized improvements	970	-
Sales	(2,912)	-
Write-downs	(706)	(54)
Ending balance	$27,394	$9,082

Note 6 - Goodwill

At March 31, 2010, the Corporation had $12.9 million in goodwill as a result of a business combination. Beginning in 2009, the Corporation engaged an independent valuation consultant to assist in determining whether, and to what extent, its goodwill asset was impaired. Goodwill impairment valuations have been performed for three of the last four quarters including the quarter ending March 31, 2010.  The goodwill impairment test included two steps. Step one, used to identify potential impairment, compared to the estimated fair value of the Corporation with its carrying amount including goodwill. Step one inputs used to determine the implied fair value of the Corporation included the quoted market price of Cascade’s common stock, market prices of common stocks of other banking organizations, common stock trading multiples and inputs from comparable transactions. Discounted cash flows were used in the two prior goodwill impairment valuations but were not used in the current analysis due to uncertainty about the Bank’s earnings this year.   If the estimated fair value exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds its estimated fair value, the second step of a goodwill impairment test is performed to measure the amount of impairment loss, if any.

The independent valuation consultant determined in each test that the carrying amount exceeded the estimated fair value of the Corporation and the second step of the goodwill impairment test was performed. Step two of the goodwill impairment test compared the implied estimated fair value of goodwill with the carrying amount of the currently recorded goodwill. If the carrying amount of goodwill exceeds the implied fair value of the recorded goodwill, an impairment charge is taken in an amount equal to that excess. The goodwill impairment test performed during the second quarter in 2009 showed that, as a result of the significant decline in Cascade’s stock price and market capitalization over the course of 2009, and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, management determined that the Corporation’s goodwill was impaired. As a result of the impairment analysis, the Corporation reduced the carrying value of goodwill in our Consolidated Balance Sheet by recording an $11.7 million write-down in the second quarter which reduced the Bank’s December 31, 2008 goodwill balance of $24.6 million to $12.9 million. The write-down of goodwill was a non-cash charge that did not affect the Corporation’s or the Bank’s liquidity or operations. Also, since goodwill is excluded from regulatory capital calculations, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Corporation or the Bank. There was no goodwill impairment noted in the fourth quarter of 2009 or the first quarter of 2010 goodwill impairment tests. The goodwill impairment test performed during the last two quarters concluded that the fair value of the reporting unit exceeded its carrying value. There are many assumptions and estimates underlying the determination of whether goodwill has been impaired. Future events could cause management to conclude that the Corporation’s goodwill has become further impaired which would result in the Corporation recording an additional impairment loss.

Note 7 – Junior Subordinated Debentures

On March 1, 2000, $10.3 million of 11.0% junior subordinated debentures were issued by Cascade Capital Trust I, a wholly owned business trust whose common equity is 100% owned by Cascade Financial Corporation. The Trust exists for the exclusive purpose of issuing and selling junior subordinated debentures issued by Cascade Financial Corporation, and engaging in only those other activities necessary, advisable or incidental to the above. The Corporation used the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. The junior subordinated debentures will mature on March 1, 2030, unless redeemed prior to such date if certain conditions are met.

On December 15, 2004, the Corporation issued $5.2 million in junior subordinated debentures, as Cascade Capital Trust II. These debentures had a fixed coupon of 5.82% for the first five years and as of January 7, 2010 float at the three-month LIBOR plus 1.90% for the remaining twenty-five years. The debentures were callable at par after the first five years.

On March 30, 2006, the Corporation issued an additional $10.3 million in junior subordinated debentures, as Cascade Capital Trust III. These debentures have a fixed coupon of 6.65% for the first five years and then float, if not called, at the three-month LIBOR plus 1.40% for the remaining twenty-five years.

The junior subordinated debentures issued under Cascade Capital Trusts II and III incorporate the same structure, for the same purposes as Cascade Capital Trust I. All of the above debentures are considered Tier 1 capital for regulatory purposes.

The Corporation applied fair value accounting to the junior subordinated debentures issued by Cascade Capital Trust I.  The change in fair market value of the junior subordinated debentures is recorded as a component of other income. The Corporation determines the fair value by using a model, primarily through establishing a discount rate. The rate is based upon the rate of 20 year T-notes (the approximate remaining maturity), plus a credit spread developed by reviewing a number of other issues via Bloomberg analytics; an awareness of where the junior subordinated debentures are currently trading in the market; and a liquidity premium of 500 basis points due to the size of the Corporation and the issue. As with similar bonds, the bonds are assumed to be outstanding until maturity. The valuation is considered a Level 3 measurement. The fair value option was not selected for the remaining variable rate junior subordinated debentures totaling $15.5 million. For the three months ended March 31, 2010, there was no change in the fair value of the junior subordinated debentures, as compared to December 31, 2009.

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

Note 8 - Income Taxes

Cascade uses an estimate of future earnings, an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At March 31, 2010, Cascade assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Cascade determined that the negative evidence associated with cumulative losses, the expectation of entering into a Consent Order (see Note 11 for more information regarding the Consent Order) with its regulators, and continued credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, Cascade established a valuation allowance of $13.6 million against its deferred tax asset. At March 31, 2010, Cascade has recorded a $13.4 million income tax receivable which represents refunds of taxes that will be realized in the current year through loss carrybacks to prior tax years.

Note 9 - Loss per Common Share

The following table presents the computation of basic and diluted net loss per common share for the periods indicated:
	Three Months Ended March 31,
(dollars in thousands ,except share and per share amounts)	2010	2009
Numerator:
Net loss	$(32,139)	$(4,817)
Less dividends on preferred stock	499	482
Less accretion of issuance discount on preferred stock	112	105
Net loss attributable to common stockholders	$(32,750)	$(5,404)

Denominator:
Weighted average number of common shares outstanding, basic	12,165,167	12,100,584
Effect of dilutive stock options	-	-
Weighted average number of common shares outstanding, diluted	12,165,167	12,100,584

Loss per common share, basic	$(2.69)	$(0.45)
Loss per common share, diluted	$(2.69)	$(0.45)

For the three months ended March 31, 2010, and 2009, there were anti-dilutive options to purchase 623,950 and 656,883 shares, respectively, excluded from the above calculation.

Note 10 - Stockholders’ Equity

(a) U.S. Treasury Department’s Capital Purchase Program – TARP

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

The preferred shares issued under the CPP carry a 5% dividend for the first five years that increases to 9% thereafter. As a condition for participating in the CPP, the Corporation has accepted limitations on executive compensation and benefits. These limitations will be explained in greater detail in the Corporation’s proxy statement on Schedule 14A, which will be filed with the SEC in May 2010.

On November 5, 2009, the Board of Directors elected to defer the dividend payments on this preferred stock. Under the terms of the preferred stock, deferral of payment is permitted without triggering an event of default. Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, and may not redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument. In addition, during any deferral period, dividends on the preferred stock are compounded from the date such dividends would have been payable.

(b) Restrictions on Dividends

The principal source of the Corporation's revenue is dividends received from Cascade Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In November 2008, the Corporation issued preferred stock to the U.S. Treasury. As a provision of that issuance, the Corporation cannot increase its current cash dividend without prior approval of the U.S. Treasury for three years or until November 2011.  While the Corporation was well-capitalized by regulatory standards, in June 2009, the Corporation announced that it would temporarily suspend its regular quarterly cash dividend on common stock to preserve capital.

Cascade Bank was notified by the Federal Deposit Insurance Corporation (FDIC) in late September 2009 that based on an off-site review of its financial information, the Bank, among other restrictions, could not pay a cash dividend unless it obtained a non-objection from the FDIC and the Washington State Department of Financial Institutions (DFI). The Bank requested a non-objection and was informed orally that the request would be denied. Therefore, the Bank is unable to pay a cash dividend to the Corporation. Dividends from the Bank are the Corporation’s primary source of cash.

(c) Regulatory Capital

Cascade Bank is subject to regulatory capital requirements. Cascade Bank is in full compliance with all capital requirements established by the FDIC and the Washington State DFI. The Bank’s regulatory capital requirements are expressed as a percentage of assets. To be adequately capitalized, the Bank must hold adjusted capital levels equal to 4% of its assets and 8% of its risk-weighted assets. As of March 31, 2010, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.7 billion and $1.2 billion, respectively. The related excess capital amounts as of March 31, 2010, are presented in the following table:

(Dollars in thousands)	Adequately Capitalized		Well-Capitalized
Cascade Bank core capital	Amount	Percentage	Amount	Percentage
Tier 1 (Core) capital	$109,895	6.46%	$109,895	6.46%
Minimum requirement	68,064	4.00	85,058	5.00
Excess	$41,831	2.46%	$24,837	1.46%

Cascade Bank risk-based capital	Amount	Percentage	Amount	Percentage
Risk-based capital	$124,783	10.58%	$124,783	10.58%
Minimum requirement(1)	94,389	8.00	117,986	10.00
Excess	$30,394	2.58%	$6,797	0.58%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,”

“significantly undercapitalized” or “critically undercapitalized” under FDIC guidelines. The amounts and corresponding ratios set forth in the table above for both “adequately capitalized” and “well capitalized” information are based upon Federal banking regulations. After the Bank enters into the Consent Order discussed below, the Bank will no longer be regarded as “well capitalized” for federal regulatory purposes and will likely be reclassified as “adequately capitalized,” even though it currently has capital ratios that exceed the FDIC’s “well capitalized” guidelines.  As a result of this reclassification, the Bank’s borrowing costs from the FRB, as well as its FDIC deposit insurance premiums, will increase.

Note 11 - Regulatory Matters

In January 2010 Cascade reported that it had entered into a Memorandum of Understanding (MOU) with the FDIC and Washington State DFI. The Corporation believes it has complied with all of the terms of the MOU, however, in light of the current challenging operating environment, along with its elevated level of nonperforming assets and adversely classified assets and its recent operating results, management expects Cascade Bank to enter into a Consent Order (Order) with the FDIC and Washington State DFI during the second quarter. Management expects that under the Order, Cascade Bank will be required, among other things, to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 capital.  In addition, the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.

Management also expects the Corporation will enter into a similar Order with the Federal Reserve Bank of San Francisco.

In light of these expectations, the Corporation has engaged an investment banking advisor to actively engage in efforts to raise additional capital, and plans to request shareholder approval for an increase in authorized shares in an amount sufficient to achieve regulatory capital requirements at the annual meeting of shareholders schedule to be held on June 22, 2010.

Note 12 - Stock-based Compensation

Compensation expense related to stock-based compensation was $16,000 for the three months ended March 31, 2010, and $61,000 for the three months ended March 31, 2009.

Changes in total options outstanding for the three months ended March 31, 2010, are as follows:
	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2009	647,976	$10.46	4.11	$-
Granted	-	-
Exercised	-	-
Forfeited/canceled	61,204	9.06
Outstanding on March 31, 2010	586,772	$10.61	3.92	$-

Exercisable on March 31, 2010	505,893	$10.15	3.36	$-

The unrecognized share-based compensation cost on unvested options at March 31, 2010, was $88,592, which will be recognized over the remaining average requisite service period of the options which is approximately two years.

Options are granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options are granted. The options granted have a term of ten years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. The Bank has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted during the first quarter of 2010. The total options authorized at March 31, 2010, were 1,058,567.

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

Note 13 - Fair Value Measurements

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

The following table presents a summary of the fair value of the Corporation’s financial instruments:
	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$156,811	$156,811	$145,595	$145,595
Securities available-for-sale	247,240	247,240	227,805	227,805
Securities held-to-maturity	32,956	33,478	36,177	36,494
FHLB stock	11,920	11,920	11,920	11,920
Loans, net	1,126,103	1,040,506	1,173,213	1,074,697
BOLI	24,759	24,759	24,522	24,522
REO	27,394	27,394	18,842	18,842

Financial liabilities:
Deposit accounts	$1,172,258	$1,146,640	$1,139,774	$1,116,840
FHLB advances	239,000	261,002	239,000	261,217
FRB TAF borrowings	-	-	20,000	20,000
Securities sold under agreements to repurchase	146,065	176,108	145,410	174,700
Junior subordinated debentures	15,465	11,501	15,465	8,079
Junior subordinated debentures, fair value	3,341	3,341	3,341	3,341

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

Junior Subordinated Debentures, at fair value
The fair value is calculated by using a model, primarily through establishing a discount rate. The rate is based upon the rate of 20 year T-notes (the approximate remaining maturity), plus a credit spread developed by reviewing a number of other issues via Bloomberg analytics; an awareness of where the junior subordinated debentures are currently trading in the market; and a liquidity premium of 500 basis points due to the size of the Corporation and the issue. As with similar bonds, the bonds are assumed to be outstanding until maturity. The valuation is considered a Level 3 measurement.

Off-balance-sheet financial instruments
Commitments to extend credit, standby letters of credit and financial guarantees represent the principal categories of off-balance instruments. The fair value of these commitments is not considered material because they are for a short period of time and subject to customary credit terms.

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

The Corporation applied fair value accounting to the junior subordinated debentures issued by Cascade Capital Trust I. The change in fair market value of the junior subordinated debentures is recorded as a component of other income. During the fourth quarter of 2009, FDIC restrictions prohibited dividend payments from the Bank to the holding company, which in turn led the Corporation to defer the payment of interest on the Trust Preferred Securities. The Corporation continues to accrue these payments and expects to resume cumulative payments on these securities upon FDIC approval. Because of the dividend suspension, the fair value of the Corporation’s $10.0 million par junior subordinated debentures declined significantly as of December 31, 2009, reducing the carrying value to $3.3 million, with the difference recorded as a $7.2 million gain for the year. The Corporation determined the fair value for Cascade Capital Trust I by calculating the net present value of the Trust’s expected cash flows. The discount rate used was the rate of 20 year U.S. Treasury Notes (the approximate remaining maturity) as of December 31, 2009, plus a credit spread developed by reviewing a number of other similar issues, plus a liquidity premium of 500 basis points due to the size of the Corporation and the issue. As with similar bonds, the bonds were assumed to be outstanding until maturity. The derived rate was 24.55% as of March 31, 2010 and December 31, 2009. The valuation is considered a Level 3 measurement. For the three months ended March 31, 2010, there was no change in the fair value of the junior subordinated debentures.

Fair values of impaired collateral dependent loans are sometimes recorded to reflect partial write-downs based on the current appraised value of the collateral, less estimated selling costs or internally developed models which contain management’s assumptions concerning the amount and timing of the cash flows associated with that loan.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

(Dollars in thousands)	Fair Value at March 31, 2010
Assets	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	$35,568	$-	$35,568
Agency notes & bonds	-	211,672	-	211,672
Total	$-	$247,240	$-	$247,240

Liabilities	Level 1	Level 2	Level 3	Total
Junior subordinated debentures	$-	$-	$3,341	$3,341
Total	$-	$-	$3,341	$3,341

(Dollars in thousands)	Fair Value at December 31, 2009
Assets	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	$41,280	$-	$41,280
Agency notes & bonds	-	186,525	-	186,525
Total	$-	$227,805	$-	$227,805

Liabilities	Level 1	Level 2	Level 3	Total
Junior subordinated debentures	$-	$-	$3,341	$3,341
Total	$-	$-	$3,341	$3,341

The following table presents the total fair value adjustments for the periods presented:

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Assets
Mortgage-backed securities	$288	$657
Agency notes & bonds	3,359	451
Preferred stock	-	840
Total	$3,647	$1,948

Liabilities
Junior subordinated debentures	$-	$1,790
Total	$-	$1,790

The change in fair market value of the junior subordinated debentures is recorded as a component of non-operating income. The following table presents the fair value adjustments for the junior subordinated debentures, which use significant unobservable inputs (Level 3) for the periods presented.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Beginning balance	$3,341	$10,510
Total gains recognized	-	(1,790)
Ending balance	$3,341	$8,720

The following table presents the balance of assets measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.

(Dollars in thousands)	Fair Value at March 31, 2010
Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$169,219	$169,219
REO(2)	-	-	27,394	27,394
Total	$-	$-	$196,613	$196,613

(Dollars in thousands)	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$177,317	$177,317
REO(2)	-	-	18,842	18,842
Total	$-	$-	$196,159	$196,159

(1)	Impaired loans include loans on nonaccrual, classified doubtful and/or individually analyzed for impairment, adjusted by the impairment amount.
(2)	REO is disclosed at book balance, which fair value approximates.

The following table presents the total losses resulting from nonrecurring fair value adjustments for the periods presented:

(Dollars in thousands)	Three Months Ended
Description	March 31, 2010	March 31, 2009
Impaired loans (1)	$28,544	$3,923
REO(2)	698	54
Total	$29,242	$3,977

(1)	Total gains/losses for loans includes the actual impairment amount, plus the allowance for loan loss write downs during the quarter for those loans considered impaired.
(2)	Losses for REO are the net losses recognized during the quarter.

Note 14 - Commitments and Contingencies

(a) Lease Commitments

The Bank leases space for various branches. These leases run for a period ranging from 2 to 10 years and allow for established rent increases each year. Generally, these leases require the Bank to pay all taxes, maintenance and utility costs, as well as maintain certain types of insurance.

Rent expense for the three months ended March 31, 2010 was $230,000 compared to $211,000 for the three months ended March 31, 2009.

(b) Loan Commitments

At March 31, 2010, the Bank had outstanding commitments to grant loans of $3.7 million compared to $11.1 million at December 31, 2009. The Bank had non-mandatory forward commitments totaling $404,700 and $479,000 to sell loans into the secondary market at March 31, 2010 and December 31, 2009, respectively.

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

Unfunded commitments under commercial lines of credit, revolving credit lines and loans in process are commitments for possible future extensions of credit to existing customers. Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing, and similar transactions. The Bank underwrites its standby letters of credit using its policies and procedures applicable to loans in general. Standby letters of credit are made on both an unsecured and secured basis. The Bank has not been required to perform on any financial guarantees during the past two years. The Bank did not incur any losses on its commitments in 2010 or 2009.

At March 31, 2010 and December 31, 2009, the following financial instruments with off-balance sheet risk were outstanding:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Commitments to grant loans	$3,688	$11,145
Unfunded commitments under lines of credit/loans in process	112,672	122,714
Standby letters of credit and financial guarantees written	1,923	1,695
Unused commitments on bankcards	13,423	13,621
Total	$131,706	$149,175

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

(d) Regulatory Examinations

At periodic intervals, the Washington State DFI, the FDIC, and the FRB routinely examine the Corporation’s financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Corporation’s financial statements be adjusted in accordance with their findings.

(e) Significant Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within our loan portfolio, thereby exposing us to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments. At March 31, 2010, our most significant concentration of credit risk was in loans secured by real estate. Approximately 86% of Cascade’s loan portfolio is secured by real estate. Over the last two years, there has been deterioration in the residential development market which has led to an increase in nonperforming loans and the allowance for loan losses.

At March 31, 2010, our most significant investment concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. Our exposure, which results from positions in securities issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $275.5 million, or 95% of our total investment portfolio at March 31, 2010.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation. The information contained in this section should be read with the unaudited consolidated financial statements and accompanying notes included in this Quarterly Report, and the December 31, 2009 audited consolidated financial statements and accompanying notes included in our recent Annual Report on Form 10-K.

Forward-Looking Statements

This report includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

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

General

Cascade Financial Corporation (the Corporation) is a bank holding company incorporated in the state of Washington in 2003. At March 31, 2010, the Corporation’s wholly-owned subsidiaries were Cascade Bank (Cascade or the Bank), Colby Real Estate, LLC, a subsidiary opened by the Bank to hold real estate owned properties and Cascade Capital

Trust I, II, and III. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington, 98201. The telephone number is (425) 339-5500 and the website is www.cascadebank.com. Information on the website is not part of this Report.

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

The Corporation conducts its business from its main office in Everett, Washington, and 21 other full-service offices in the greater Puget Sound region. At March 31, 2010, the Corporation had total assets of $1.69 billion, total deposits of $1.17 billion and total equity of $104.3 million.

Critical Accounting Policies and Estimates

The Corporation’s significant accounting policies and estimates are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 included in the Form 10-K filed with the SEC on March 11, 2010.  These significant accounting policies and estimates are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do the Corporation’s other significant accounting policies.

Investment Securities

The Bank classifies its investments as available-for-sale or held-to-maturity. Available-for-sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in earnings. Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI), taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that the Bank will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that the Bank will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that the Bank will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income. Impairment losses related to all other factors are presented as separate categories within other comprehensive income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Allowance for Loan Losses

The Bank reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, and other information in order to make the necessary judgments as to the appropriateness of the provision for loan losses and the allowance for loan losses. The Bank also uses qualitative factors to analyze the adequacy of the loan loss allowance. Factors such as regional/local economic trends, the health of the real estate market, loan and collateral concentrations, size of borrowing relationships, trends in loan delinquencies and charge-offs and changes in loan classifications are included in the Bank’s analysis of the allowance for loan losses. Management has also added an additional management judgment factor where deemed appropriate.

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

Real Estate Owned

Real estate owned includes real estate acquired in settlement of loans. Real estate owned is recorded at the lower of cost or fair value, based upon the recent appraisal, less estimated costs to sell. Developments and improvements related to the property are capitalized. Any losses recorded at the time a foreclosure occurs is classified as a charge-off against the allowance for loan losses. Losses that result from the ongoing periodic valuation of these properties, are charged to expense in the period identified.

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

Cascade uses an estimate of future earnings, an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At March 31, 2010, Cascade assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Cascade determined that the negative evidence associated with cumulative losses, the expectation of entering into a consent order with its regulators, and continued credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, Cascade established a valuation allowance of $13.6 million against its deferred tax asset. At March 31, 2010, Cascade has recorded a $13.4 million income tax receivable which represents refunds of taxes that will be realized in the current year through loss carrybacks to prior tax years.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 10-06) establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. In determining fair value, the Bank maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s estimates for market assumptions.

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

Goodwill Impairment

Impairment analysis of the fair value of goodwill involves a substantial amount of judgment. Under ASC Topic 350, Intangibles – Goodwill and Other Intangibles, during the first quarter of 2010 the Corporation engaged an independent valuation consultant to assist in determining whether, and to what extent, its goodwill asset was impaired. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of the Corporation with its carrying amount including goodwill. Step one inputs used to determine the implied fair value of the Corporation include the quoted market price of Cascade’s common stock, market prices of common stocks of other banking organizations, common stock trading multiples, and inputs from comparable transactions. If the estimated fair value exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of goodwill with the carrying amount of the currently recorded goodwill. If the carrying amount of goodwill exceeds the implied fair value of the recorded goodwill, an impairment charge is taken in an amount equal to that excess. There was no goodwill impairment noted in the first quarter 2010 goodwill analysis.

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

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:
	At or for the Three Months Ended March 31,
	2010	2009
Return on average assets (1)	(7.60)%	(1.20)%
Return on average common equity (1)(2)	(137.53)	(17.59)
Average stockholders’ equity to average assets	7.79	9.87
Other expenses to average assets (1)	2.18	2.14
Efficiency ratio	79.64	58.31
Efficiency ratio (excluding OTTI) (3)	79.64	52.50

(1)      Annualized
(2)      Excludes preferred stock.
(3)      Non-GAAP measurement: excludes an $858,000 OTTI charge on investments in Fannie Mae and Freddie Mac preferred stock.

CHANGES IN FINANCIAL CONDITION

General

Total assets decreased 1% or $14.4 million to $1.69 billion at March 31, 2010, compared to $1.70 billion at December 31, 2009. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, decreased 4% or $47.1 million to $1.13 billion at March 31, 2010, from $1.17 billion at December 31, 2009.

Interest-earning deposits, which were all held at the Federal Reserve Bank, increased to $152.4 million as of March 31, 2010 compared to $141.6 million as of December 31, 2009. Cash in banks increased to $4.4 million at March 31, 2010 from $4.0 million at December 31, 2009.

Investment Securities

Total securities increased by $16.2 million to $292.1 million as of March 31, 2010.  Securities designated as available-for-sale increased to $247.2 million at March 31, 2010, versus $227.8 million at December 31, 2009. Securities designated as held-to-maturity decreased to $33.0 million at March 31, 2010, from $36.2 million at December 31, 2009. FHLB stock was $11.9 million at March 31, 2010 and December 31, 2009. The securities in both portfolios consist of notes and mortgage-backed securities issued by U.S. government sponsored enterprises (GSE), including consolidated obligations of the Federal Home Loan Bank and Federal Farm Credit Bank systems and direct obligations of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. There were no investment securities that were backed by subprime loans and all investments received the highest credit rating from at least one of the major rating agencies.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities at the dates indicated.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Mortgage-backed securities	$34,996	$35,568	$40,997	$41,280
Agency notes & bonds	210,374	211,672	188,585	186,525
Total	$245,370	$247,240	$229,582	$227,805

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
Mortgage-backed securities	$22,181	$22,691	$15,405	$15,909
Agency notes & bonds	10,000	10,012	19,997	19,810
Corporate/other	775	775	775	775
Total	$32,956	$33,478	$36,177	$36,494

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

Federal Home Loan Bank of Seattle Stock. The Bank’s investment in Federal Home Loan Bank of Seattle (FHLB) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB, the Bank is required to maintain a minimum level of investment in FHLB stock, based on specified percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

At March 31, 2010, the Bank had 119,203 shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to FHLB member institutions and can only be purchased and redeemed at par. Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.

The Bank evaluates FHLB stock for impairment. The determination of whether FHLB stock is impaired is based on an assessment of the ultimate recoverability of cost rather than declines in the book value of the shares. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based upon an analysis by Standard and Poors regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), the FHLB system can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB System. The Bank has determined there is not an other-than-temporary impairment on the FHLB stock investment as of March 31, 2010.

Loans

Virtually all of the Bank’s loans are to businesses or individuals in the Puget Sound area. Business loans are made to small and medium-sized businesses within this area for a wide array of purposes. Included in the business loan total are loans secured by real estate, the majority of which the borrower is the primary tenant of the property. Real estate construction loans are extended to builders and developers of residential and commercial real estate. Commercial real estate loans fund non-owner occupied buildings.

Residential loans held in the Bank’s portfolio are secured by single family residences. The Bank also originates longer term fixed rate residential loans, and sells many of those loans into the secondary market on a best efforts, servicing released basis. Beginning in 2009, the Bank has originated and holds loans generated under its Builder Loan Program, which offers attractive terms to qualified buyers of houses from builders financed by the Bank. As of March 31, 2010, the Bank held $65.4 million of these loans. Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential, i.e. automobiles, credit cards or boats.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2010	% of Portfolio	December 31, 2009	% of Portfolio
Business	$457,426	39.6%	$469,196	39.0%
R/E construction(1)
Spec construction	52,098	4.5	59,360	4.9
Land acquisition & development/land	108,402	9.4	146,164	12.2
Multifamily/custom construction	12,905	1.1	18,923	1.6
Commercial R/E construction	31,996	2.8	32,470	2.7
Total R/E construction	205,401	17.8	256,917	21.4
Commercial R/E	183,027	15.8	183,286	15.2
Multifamily	89,920	7.8	82,418	6.9
Home equity/consumer	31,274	2.7	31,738	2.6
Residential(2)	188,930	16.3	179,133	14.9
Total loans	$1,155,978	100.0%	$1,202,688	100.0%
Deferred loan fees	(3,872)		(3,575)
Allowance for loan losses	(26,003)		(25,900)
Loans, net	$1,126,103		$1,173,213

(1)	Real estate construction loans are net of loans in process.
(2)	Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

Asset Quality

Banking regulations require that each insured institution review and classify its assets regularly. In addition, bank examiners have the authority to identify problem assets and, if appropriate, require them to be adversely classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have sufficient weaknesses that make collection or payment in full, based on currently existing facts, conditions and values, questionable. An asset classified loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish allowances for loan losses. If an asset, or portion thereof, is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amounts. The Bank uses two other asset classification categories for potential problem loans. They are watch and special mention. Borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk are classified as watch. Loans identified as special mention represent borrowers who exhibit potential credit weaknesses or trends deserving Bank management’s close attention.

In order to proactively address credit quality issues within its loan portfolios, Cascade has added resources to its Credit Administration and Special Assets departments to address the increased volume of classified assets. Generally, when a loan becomes classified, the relationship is transferred to Cascade’s Special Assets department. Cascade actively engages the borrower and guarantor to determine a course of action. Current financial information is requested from the borrower(s) and guarantor(s) and updated collateral values are requested in order for Cascade’s management to perform evaluations for decision making and regulatory purposes and updated title information is obtained to determine the status of encumbrances on the collateral. When possible, Cascade requires the borrower to provide additional collateral or capital. In conjunction with the receipt of additional collateral, Cascade will sometimes modify the terms of the loan. Often the new modified terms of the loan are consistent with terms that Cascade would offer a new borrower. If the modification of terms is considered concessionary, Cascade classifies the loan as a troubled debt restructuring.

Cascade also may consider allowing a borrower to sell the underlying collateral for less than the outstanding balance on the loan if the current collateral evaluation supports the offer price. In such situations, Cascade often requires the borrower to sign a new note for the resulting deficiency or bring cash to closing. In some situations, Cascade releases the collateral only in a sale transaction, preserving its right to seek monetary judgments against the borrowers and guarantors and, in some situations.

If Cascade and a borrower are unable to achieve an acceptable resolution, Cascade may take a deed in lieu of foreclosure or initiate foreclosure on the underlying collateral. Under such circumstances, Cascade also simultaneously evaluates legal action for recovery against the borrowers and guarantors. After obtaining the collateral, Cascade actively works to sell the collateral.

Delinquencies.  A report containing delinquencies of all loans is reviewed monthly by the Asset Review Committee and periodically by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on the particular circumstances of each loan. The Bank’s general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 30 days. When the loan is over 30 days delinquent, the borrower is typically contacted in writing. Generally, the Bank will initiate foreclosure or other corrective action against the borrower when principal and interest become 90 days or more delinquent. In most cases, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date, the borrower establishes six months of timely repayment performance, and management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectability of the loan’s principal becomes uncertain. It is intended that the Bank’s allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At March 31, 2010 and December 31, 2009, the Bank had $96.7 million and $106.1 million, respectively, of loans held on a nonaccrual basis.

Total loans decreased by $46.7 million from December 31, 2009 to March 31, 2010, primarily due to charge-offs and transfers to REO. During the first quarter, $39.3 million in loans were placed on nonaccrual status, $11.2 million were converted to REO status, $6.3 million were paid off or paid down, $14.8 million were charged off in connection with pending sales transactions, and additional charge-offs of $16.4 million were recorded to reflect updated appraisals on real estate collateral, primarily securing construction and land related loans in the Bank’s portfolio. Reclassifications totaling $6.6 million from the construction portfolio contributed to the decline in this category. The $6.6 million reclassification from construction to multifamily loans represented a 66 unit apartment project where construction was completed and the project was leased.

The following table presents the change in the Bank’s loan portfolio from December 31, 2009 to March 31, 2010.

(Dollars in thousands) Loans	Balance at March 31, 2010	Net Payoffs/ Additions	Reclassifi-cations	Transfers to REO	Charge-offs (1)	Balance at December 31, 2009	Change
Business	$457,426	$(11,060)	$-	$-	$(710)	$469,196	-3%
R/E construction	205,401	(3,682)	(6,600)	(11,036)	(30,198)	256,917	-20%
Commercial R/E	183,027	(259)	-	-	-	183,286	0%
Multifamily	89,920	902	6,600	-	-	82,418	9%
Home equity/consumer	31,274	(408)	-	-	(56)	31,738	-1%
Residential	188,930	10,204	-	(164)	(243)	179,133	5%
Total loans	$1,155,978	$(4,303)	$-	$(11,200)	$(31,207)	$1,202,688	-4%
Deferred loan fees	(3,872)	(297)	-	-	-	(3,575)	8%
Allowance for loan losses	(26,003)	(31,290)	-	-	31,187	(25,900)	0%
Loans, net	$1,126,103	$(35,890)	$-	$(11,200)	$(20)	$1,173,213	-4%

(1) Loan charge-off detail excludes negative now accounts totaling $62,000, recoveries of $82,000

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

Management determines the amount of the allowance for loan losses by utilizing a loan quality grading system to determine risk in the loan portfolio. The allowance consists of general and specific components.  When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the Bank’s credit review process. The Bank’s loan quality grading methodology assigns a loan quality grade from 1 to 10, where a higher numerical rating represents higher risk. These loan quality rating categories are a primary factor in determining an appropriate amount for the allowance for loan losses. The loan portfolio is separated by loan type and then by risk rating. Loans of acceptable quality (loans graded “pass”) are evaluated as a group, by loan type, with a loss rate based on average historical losses and adjusted for qualitative (Q) factors. The ‘Q’ factors consist of a review of market conditions, loan concentrations, and changes in the quality of the loan portfolio. Allocations for ‘Q’ factors are based upon management’s review of each of the factors and are applied to all loans graded “pass.” The ‘Q’ factors augment the historical loss factors utilized in assessing the allowance to reflect the potential losses embedded in the loan portfolio as real estate property values have declined and sales have slowed. After reviewing all historical and qualitative factors by loan type, management has added a management judgment factor to several loan types due to concerns that there may be additional losses inherent in these portfolios that are not identified by using historical or other qualitative factors.  The loan types include construction, land, business, commercial real estate and multifamily. The vast majority of loans classified as substandard or doubtful that are on nonaccrual are reviewed individually for impairment. Other accruing classified loans are similarly reviewed either by relationship or pooled for smaller dollar homogeneous loans. Past due and impaired loans are actively managed to minimize the potential loss of principal.

At March 31, 2010, the allowance for loan losses was $26.0 million (2.25% of total loans) compared to $25.9 million (2.15% of total loans) at December 31, 2009. During the first quarter of 2010, the Corporation added $31.3 million to the allowance. The valuation reserve for off-balance sheet commitments was $69,000 at March 31, 2010 and December 31, 2009. The total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was $26.1 million (2.26% of total loans) as of March 31, 2010 compared to $26.0 million (2.16% of total loans) as of December 31, 2009.

The slight increase in the allowance for loan losses was the result of a provision expense of $31.3 million for the first quarter and net charge-offs of $31.2 million. The charge-offs during the quarter were primarily related to land acquisition and development/land loans including the Bank’s two largest land loans which accounted for $14.8 million in charge-offs. The collateral for the first loan consisted of 263 lots, which were converted to REO in March 2010. The Bank has entered into a purchase and sale agreement for the sale of these lots, half of which are scheduled to close in the second quarter, and the remaining lots are expected to close in the third quarter. The collateral for the second loan included 134 lots located in King County that were converted to REO in April 2010. The Bank has executed a letter of intent to enter into a purchase and sale agreement for the sale of these lots, which is expected to close in the second quarter. Both transactions are subject to customary closing conditions and there can be no guarantee they will close as Cascade currently anticipates.

Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on loans; however, there is no guarantee that management’s estimate will be sufficient to cover actual loan losses.

The following table sets forth information regarding changes in the Bank’s allowance for loan losses for the periods presented.
	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Balance at beginning of period	$25,900	$16,439
Charge-Offs
Business	(710)	(432)
Construction/land	(30,198)	(4,771)
Residential	(243)	-
Consumer and other	(118)	(120)
Recoveries	82	24
Net (charge-offs) recoveries	(31,187)	(5,299)
Provision for loan losses	31,290	13,875
Transfers to (from) off-balance commitments	-	5
Balance at end of period	$26,003	$25,020

Average total loans outstanding	$1,196,091	$1,259,331
Nonperforming loans	96,719	50,602

Ratio of net charge-offs during the period to average loans outstanding	2.61%	0.42%
Ratio of allowance for loan losses to average loans outstanding	2.17	1.99
Ratio of allowance for loan losses to total loans outstanding	2.25	2.00
Coverage ratio	26.89	49.44

At March 31, 2010, the allowance for loan losses was 26.89% of total nonperforming loans (coverage ratio) compared to 49.44% at March 31, 2009. The decrease in the coverage ratio for the current period was mainly due to the fact that the increase in nonperforming loans was in portfolios for which the Bank’s loan-to-value position was sufficient to cover potential collateral deficiencies. A significant portion of the nonperforming loans did not require a specific allowance given the adequacy of collateral coverage. As a consequence, the allowance for loan losses did not increase proportionately with the increase in nonperforming loans and the ratio of allowance for possible loan losses to total nonperforming loans decreased. At March 31, 2010, nonperforming assets consisting of nonperforming (nonaccruing) loans and REO, totaled $124.1 million or 7.34% of total assets. Nonperforming assets totaled $50.6 million or 3.60% of total assets at March 31, 2009.

The following table presents information with respect to the Bank’s nonperforming assets and restructured loans at the dates indicated.

(Dollars in thousands) Nonperforming assets:	March 31, 2010	December 31, 2009
Business	$12,602	$6,988
R/E construction
Spec construction	20,804	13,787
Land acquisition & development/land	44,234	65,120
Commercial R/E construction	5,800	6,477
Total R/E construction	70,838	85,384
Commercial R/E	12,328	12,581
Home equity/consumer	332	486
Residential	619	657
Total nonperforming loans	96,719	106,096
REO	27,394	18,842
Total nonperforming assets	$124,113	$124,938
Performing restructured loans	$25,763	$26,635

Total nonperforming loans to total loans	8.37%	8.82%
Total nonperforming loans to total assets	5.72	6.22
Total nonperforming assets to total assets	7.34	7.33

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

Nonperforming loans decreased to $96.7 million at March 31, 2010, compared to $106.1 million at December 31, 2009. Included in nonperforming loans as of March 31, 2010, is $44.2 million in land acquisition and development/land loans, which is a net decrease of $20.9 million. Additions to nonperforming loans were $39.3 million, which were offset by $6.3 million in paydowns, $31.2 million in charge-offs and $11.2 million in transfers to REO. Nonperforming residential spec construction loans increased by $7.0 million.

Additions to nonperforming loans primarily relates to two construction loans and two land acquisition and development loans added during the quarter. At March 31, 2010, the two construction loans totaled $11.6 million and the two land acquisition and development loans totaled $9.7 million. These loans are secured by mostly completed residential developed lots and/or finished houses and each has been individually reviewed for impairment. As of March 31, 2010, the Bank has determined that the loans are on the books at their fair value.

The decrease in total land acquisition and development/land loans was the result of $648,000 in paydowns, $26.4 million in charge-offs and $9.6 million in transfers to REO. All loans in this category are collateralized by the property which the loan was used to develop. One loan comprises the commercial real estate category.

The following table shows the migration of nonperforming loans (NPLs) through the portfolio in each category for the period March 31, 2010 compared to December 31, 2009:

	On Loans Designated NPLs as of March 31, 2010
(Dollars in thousands) Nonperforming loans	# of Loans	Balance at March 31, 2010	Additions	Paydowns	Charge-offs	Transfers to REO	Balance at December 31, 2009
Business	15	$12,602	$6,326	$(2)	$(710)	$-	$6,988
R/E construction
Spec construction	1	20,804	16,727	(5,172)	(3,079)	(1,459)	13,787
Land acquisition & development/land	21	44,234	15,781	(648)	(26,442)	(9,577)	65,120
Commercial R/E construction	6	5,800	-	-	(677)	-	6,477
Total R/E construction	28	70,838	32,508	(5,820)	(30,198)	(11,036)	85,384
Commercial R/E	1	12,328	-	(253)	-	-	12,581
Home equity/consumer	5	332	98	(196)	(56)	-	486
Residential	3	619	369	-	(243)	(164)	657
Total	52	$96,719	$39,301	$(6,271)	$(31,207)	$(11,200)	$106,096

Most of the Bank’s nonperforming loans are individually analyzed for impairment. Impaired loans are those loans where, based on current information and events, it is probable that Cascade will be unable to collect all amounts due according to the contractual terms of the agreement. Additionally, troubled debt restructured loans, which had a modification of terms, are considered impaired.

The Bank conducts an ongoing evaluation of its adversely classified credits including monthly loan reviews, monitoring sales activity and obtaining updated appraisals on the properties collateralizing these loans, reviews of the real estate market in general, obtaining current financial statements from the borrowers and guarantors and assessing the general market trend. From this analysis, the Bank determines the amount of charge-offs or impairment for any particular loan. As of March 31, 2010, management believes that the Bank’s allowance for loan losses is adequate to support the level of adversely classified loans.

As of March 31, 2010, 34% of total real estate construction loans and 7% of commercial real estate loans are nonperforming. The other designated loan categories had no significant amounts of nonperforming loans compared to total loans outstanding in the respective categories.

The following table shows nonperforming loans versus total loans in each loan category:

(Dollars in thousands) LOAN PORTFOLIO	Balance at 3/31/2010	Nonperforming Loans (NPL)	NPL as a % of Loan Category
Business	$457,426	$12,602	3%
R/E Construction
Spec construction	52,098	20,804	40%
Land acquisition & development/land	108,402	44,234	41%
Multifamily/custom construction	12,905	-	0%
Commercial R/E construction	31,996	5,800	18%
Total R/E construction	205,401	70,838	34%
Commercial R/E	183,027	12,328	7%
Multifamily	89,920	-	0%
Home equity/consumer	31,274	332	1%
Residential	188,930	619	0%
Total	$1,155,978	$96,719	8%

At March 31, 2010 and December 31, 2009, impaired loans totaled $176.1 million and $183.7 million, respectively. Included in the $176.1 million in impaired loans at March 31, 2010, are $96.7 million in nonperforming loans and $79.4 million in loans that are performing. Performing impaired loans include $25.8 million in loans that have been designated as troubled debt restructured loans and are performing as agreed under the restructured notes, and $53.6 million in loans that are current with respect to both interest and principal, and have sufficient collateral support. The allowance for loan losses allocated to total impaired loans was approximately $6.9 million and $6.4 million at March 31, 2010 and December 31, 2009, respectively.

Loans are classified as restructured when a modification of terms is processed by the Bank, for economic or legal reasons related to the debtor’s financial difficulty, at terms and conditions that the Bank would not otherwise consider. In some cases, the Bank has extended the interest-only period of a loan or allowed a borrower to make interest-only payments to assist the borrower while trying to sell the collateral securing the loan. Total restructured loans were $44.9 million, including $20.7 million in commercial real estate loans, $10.3 million in land acquisition and development/land loans, $8.7 million in spec construction loans, $3.6 million in business loans and $1.6 million in residential loans at March 31, 2010 compared to $51.9 million, which included $20.4 million in commercial real estate loans, $14.2 million in land acquisition and development/land loans, $11.8 million in spec construction loans, $3.6 million in business loans and $1.9 million in residential loans at December 31, 2009. Of the $44.9 million in total restructured loans at March 31, 2010, $25.8 million were current in their payments and accruing interest and $19.1 million were nonaccruing.

Loans categorized as substandard or doubtful are considered to be adversely classified. At March 31, 2010 and December 31, 2009, respectively, loans totaling $195.7 million and $208.1 million were adversely classified.

The Bank had two loans in the amount of $309,000 that were 90 days or more past due and still accruing interest at March 31, 2010.

Interest income that would have been recognized for the three months ended March 31, 2010 and 2009, had non-accrual loans been current in accordance with their contractual terms, amounted to $931,000 and $579,000, respectively.

Real Estate Owned

REO consist of property acquired by the Bank through foreclosure and are carried at the lower of the estimated fair value or the principal balance of the foreclosed loans. REO totaled $27.4 million at March 31, 2010 compared to $18.8 million at December 31, 2009. REO as of March 31, 2010 consisted of $1.3 million in commercial real estate, $5.8 million in residential construction/land development projects, $8.7 million in raw land, $7.5 million in land zoned multifamily, $3.5 million in single-family residential condominiums, and $612,000 in completed single-family residences.

The following table shows REO activity for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Beginning balance	$18,842	$1,446
Loans transferred to REO	11,200	7,690
Capitalized improvements	970	-
Sales	(2,912)	-
Write-downs	(706)	(54)
Ending balance	$27,394	$9,082

Deposits

Total deposits increased by $32.5 million to $1.17 billion at March 31, 2010, compared to December 31, 2009. The mix shifted to a greater percentage of checking account balances. Checking account deposits increased as the Bank continued to focus its sales activities on retail deposit generation in general and checking/transaction accounts in particular. Total checking account balances increased by $24.8 million between December 31, 2009 and March 31, 2010 despite the reduction of $51.9 million in public checking deposits.

Savings and money market accounts (MMDA) increased $58,000 to $133.2 million at March 31, 2010 compared to December 31, 2009. Total CDs increased $7.6 million to $569.4 million. Included in total CDs at March 31, 2010 was $163.1 million in brokered CDs.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands)	March 31, 2010	% of Deposits	December 31, 2009	% of Deposits
Checking accounts	$469,700	40.1%	$444,922	39.0%
Savings & MMDA	133,188	11.3	133,130	11.7
CDs	569,370	48.6	561,722	49.3
Total	$1,172,258	100.0%	$1,139,774	100.0%

FHLB Advances

The Bank uses Federal Home Loan Bank of Seattle (FHLB) advances to provide intermediate and longer term funding, as well as to augment deposits. At March 31, 2010, the Bank had $239.0 in FHLB advances, which was unchanged from December 31, 2009. Subject to its line of credit with the FHLB, the availability of eligible collateral, and within the parameters of the Bank’s liquidity management policy, the Bank will continue to use FHLB advances as a funding source.

Securities Sold Under Agreements to Repurchase and Lines of Credit

The Bank also uses repurchase agreements for funding. At March 31, 2010, the Bank had executed $146.1 million in repurchase agreements compared to $145.4 million at December 31, 2009.

Junior Subordinated Debentures

In 2000, the Corporation issued $10.3 million in trust preferred securities, which are termed “junior subordinated debentures.” These junior subordinated debentures have a fixed rate of 11.0% and mature on March 1, 2030, but are callable at a premium beginning March 1, 2010. In December 2004, the Corporation issued an additional $5.2 million in junior subordinated debentures. These debentures had a fixed rate of 5.82% for the first five years and as of January 7, 2010, float at the three-month LIBOR plus 1.90% for the remaining twenty-five years. The debentures are callable at par after the first five years. On March 30, 2006, the Corporation issued an additional $10.3 million in junior subordinated debentures. These debentures have an initial rate of 6.65% set for five years and then convert to a three-month LIBOR plus 1.40% for the remaining twenty-five years. The debentures are callable at par after five years. The Corporation’s junior subordinated debentures are considered Tier 1 capital by financial institution regulators.

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

Income Tax Provision

Cascade recorded a federal income tax provision of $3.2 million for the three months ended March 31, 2010 and a benefit of $2.9 million for the three months ended March 31, 2009.  The effective tax rates were 11% and 38% respectively, for the three month periods ending March 31, 2010 and 2009.  At March 31, 2010, Cascade assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Cascade determined that the negative evidence associated with cumulative losses, the expectation of entering into a consent order with its regulators, and continued credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, Cascade established a valuation allowance of $13.6 million against its deferred tax asset. Cascade will not be able to recognize the tax benefits on current and future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

Stockholders’ Equity and Regulatory Matters

 Total stockholders’ equity decreased $30.2 million from $134.5 million at December 31, 2009 to $104.3 million at March 31, 2010. The decrease in equity was due to the net loss for the period. The loss was primarily due to the $31.3 million loan loss provision that the Bank recorded during the period.

On November 21, 2008, Cascade completed its $39.0 million capital raise as a participant in the U.S. Treasury Department’s Capital Purchase Program. Under the terms of the transaction, the Corporation issued 38,970 shares of Series A Fixed-Rate Cumulative Perpetual Preferred Stock, and a warrant to purchase 863,442 shares of the Corporation’s common stock at an exercise price of $6.77 per share. On November 5, 2009, the Board of Directors elected to defer the dividend payments on this preferred stock. Under the terms of the preferred stock, deferral of payment is permitted without triggering an event of default. Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, and may not redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument. In addition, during any deferral period, dividends on the preferred stock are compounded from the date such dividends would have been payable.

The Bank’s capital ratios are above regulatory levels for well-capitalized banks with a risk-based capital ratio of 10.58% and a Tier 1 capital ratio of 6.46% as of March 31, 2010.

Federal Reserve guidelines require the Corporation, on a consolidated basis, to maintain minimum levels of capital as well. At March 31, 2010, the Corporation's total risk-based capital to risk-weighted assets was 11.00%, compared to 12.82% at December 31, 2009.

Although the Bank remains “well-capitalized” based on its regulatory capital ratios, the MOU suggests, and recent conversations with the Bank’s regulators have confirmed, the Bank’s need to raise additional capital, if and when available, to be able to address the potential risks of additional loan losses and current adverse economic conditions and increase the Bank’s regulatory capital ratios.

The Bank continues to take steps to strengthen its capital position. Evaluation of the need to raise additional capital began in mid 2009, and in the fourth quarter of 2009, the Board of Directors retained an investment banking firm to assist in raising capital and deleveraging our balance sheet. The Bank’s ability to raise additional capital has been adversely affected by unfavorable conditions in the capital markets and its financial performance, and the Bank has not raised additional capital to date.

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

Accumulated other comprehensive income increased to $1.2 million at March 31, 2010, compared to a $1.2 million deficit at December 31, 2009.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 and 2009

General

The Corporation had a net loss of $32.1 million for the three months ended March 31, 2010, compared to a net loss of $4.8 million for the three months ended March 31, 2009. Net loss attributable to common stockholders, which adjusts for the dividends and the accretion of the issuance discount on preferred stock paid to the U.S. Treasury, was $32.8 million or $2.69 per diluted common share compared to a net loss attributable to common stockholders of $5.4 million, or $0.45 per diluted common share, in the first quarter of 2009.

Net Interest Income

Net interest income before the provision for loan losses decreased 13% or $1.4 million to $9.7 million for the three months ended March 31, 2010, compared to $11.1 million for the three months ended March 31, 2009. Average interest-earning assets increased by $21.3 million or 1% to $1.51 billion for the three months ended March 31, 2010, compared to the same period in 2009 as a result of an increase in average interest-earning securities and deposits in other institutions, partially offset by a decline in average interest-earning loans. Average interest-earning investment securities and deposits increased $141.9 million to $423.2 million and average total interest-earning loans decreased $120.5 million to $1.09 billion for the three months ended March 31, 2010, compared to the same quarter of the prior year. Primarily due to the change in the mix of average interest-earning assets towards lower yielding investment securities and deposits in other institutions, the yield on earning assets declined 69 basis points to 5.13% for the three months ended March 31, 2010 as compared to 5.82% for the same period in 2009.  The cost of interest-bearing liabilities declined more slowly, a decline of 42 basis points, to 2.60% for the three months ended March 31, 2010 as compared to 3.02% for the same period in 2009, and resulted in a decline in the net interest spread for the quarter ending March 31, 2010 as compared to the same quarter a year earlier.
	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Average interest-earning assets	$1,512,046	$1,490,698
Average interest-bearing liabilities	1,473,069	1,383,150
Average interest-earning assets to average interest-bearing liabilities	102.65%	107.78%
Yield on interest-earning assets	5.13	5.82
Cost of interest-bearing liabilities	2.60	3.02
Net interest spread	2.53	2.80
Net interest margin	2.60	3.03

A 27 basis point decrease in the net interest spread and a decrease in the ratio of interest-earning assets to interest-bearing liabilities reduced the net interest margin 43 basis points to 2.60% for the three months ended March 31, 2010, compared to the same quarter the prior year.

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or cost by category.

	Three Months Ended March 31,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
ASSETS
Interest-earning assets
Residential loans	$182,554	$2,208	4.91%	$126,952	$1,857	5.93%
Multifamily loans	85,580	1,373	6.51	87,798	1,356	6.26
Commercial R/E loans	170,759	2,653	6.30	137,857	2,294	6.75
R/E construction loans	166,108	2,020	4.93	347,648	4,374	5.10
Home equity/consumer loans	31,197	523	6.79	30,887	501	6.58
Business loans	452,668	7,389	6.62	478,227	7,833	6.64
Total loans(1)	1,088,866	16,166	6.02	1,209,369	18,215	6.11
Securities available-for-sale	243,443	2,472	4.12	155,281	1,875	4.90
Securities held-to-maturity	39,256	417	4.31	97,024	1,310	5.47
Interest-earning deposits in other institutions	140,481	76	0.22	29,024	10	0.15
Total securities and interest-earning deposits	423,180	2,965	2.84	281,329	3,195	4.61
Total interest-earning assets	1,512,046	$19,131	5.13%	1,490,698	$21,410	5.82%
Noninterest-earning assets
Office properties and equipment, net	14,341			15,569
REO, net	18,468			1,502
Nonperforming loans	107,225			49,962
Other noninterest-earning assets	63,444			76,583
Total assets	$1,715,524			$1,634,314

LIABILITIES AND EQUITY
Interest-bearing liabilities
Savings accounts	$9,722	$6	0.25%	$10,247	$6	0.25%
Checking accounts	368,858	1,246	1.37	129,015	452	1.42
Money market accounts	121,818	269	0.90	173,749	489	1.14
Certificates of deposit	566,374	2,730	1.95	577,649	4,009	2.81
Total interest-bearing deposits	1,066,772	4,251	1.57	890,660	4,956	2.26
Other interest-bearing liabilities
FHLB advances	239,000	2,565	4.35	249,000	2,656	4.33
Securities sold under agreements to repurchase	145,603	2,131	5.94	148,312	2,103	5.74
Junior subordinated debentures	18,806	495	10.68	25,955	530	8.28
Other borrowings	2,888	2	0.25	69,223	46	0.28
Total interest-bearing liabilities	1,473,069	$9,444	2.60%	1,383,150	$10,291	3.02%
Other liabilities	108,803			89,911
Total liabilities	1,581,872			1,473,061
Stockholders’ equity	133,652			161,253
Total liabilities and stockholders’ equity	$1,715,524			$1,634,314

Net interest income (2)		$9,687			$11,119
Interest rate spread (3)			2.53%			2.80%
Net interest margin (4)		2.60%			3.03%
Average interest-earning assets to average interest-bearing liabilities	102.65%			107.78%

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

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(326)	$825	$(148)	$351
Multifamily loans	54	(35)	(2)	17
Commercial R/E	(155)	555	(41)	359
R/E construction loans	(148)	(2,316)	110	(2,354)
Home equity/consumer loans	17	5	-	22
Business loans	(27)	(424)	7	(444)
Total loans	(585)	(1,390)	(74)	(2,049)
Securities available-for-sale	(303)	1,080	(180)	597
Securities held-to-maturity	(283)	(791)	181	(893)
Interest-earning deposits in other institutions	5	41	20	66
Total securities and interest-earning deposits	(581)	330	21	(230)
Total net change in income on interest-earning assets	$(1,166)	$(1,060)	$(53)	$(2,279)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$-	$-	$-	$-
Checking accounts	(17)	852	(41)	794
Money market accounts	(106)	(148)	34	(220)
Certificates of deposit	(1,242)	(79)	42	(1,279)
Total deposits	(1,365)	625	35	(705)
FHLB advances	17	(108)	-	(91)
Securities sold under agreements to repurchase	73	(39)	(5)	29
Junior subordinated debentures	156	(148)	(43)	(35)
Other borrowings	(6)	(47)	8	(45)
Total net change in expenses on interest-bearing liabilities	$(1,125)	$283	$(5)	$(847)
Net change in net interest income	$(41)	$(1,343)	$(48)	$(1,432)

Provision for Loan Losses

Cascade’s provision for loan losses was $31.3 million for the three months ended March 31, 2010, compared to $13.9 million for the same period in 2009. The increase in the provision was due to an increase in charge-offs, primarily related to land acquisition and development/land loans, including the Bank’s two largest land loans which accounted for $14.8 million in charge-offs. The collateral for the first loan consisted of 263 lots, which were converted to REO in March 2010. The Bank has entered into a purchase and sale agreement for the sale of these lots, half of which are scheduled to close in the second quarter, and the remaining lots are expected to close in the third quarter of 2010. The collateral for the second loan included 134 lots located in King County that were converted to REO in April 2010. The Bank has executed a letter of intent to enter into a purchase and sale agreement for the sale of these lots, which is expected to close in the second quarter.  Both transactions are subject to customary closing conditions and there can be no guarantee they will close as Cascade currently anticipates.

Other Income

Total other income was $1.9 million for the three months ended March 31, 2010, as compared to $3.7 million for the three months ended March 31, 2009. Gain on sold/called securities was $28,000 for the quarter ended March 31, 2010 compared to $118,000 in the first quarter of 2009. For the three months ended March 31, 2010, checking service fees increased $151,000 to $1.3 million, compared to the same period in the prior year. There was no fair value gain on junior subordinated debentures for the quarter ended March 31, 2010 compared to $1.8 million for the same period in 2009.

Other Expenses

Total other expenses were $9.3 million in the first quarter of 2010, compared to $8.6 million in the first quarter a year ago.  Compensation expense increased 2% primarily due to the opening of a new branch in Edmonds in May 2009 and increased health insurance costs.  These compensation increases were partially offset by a decrease in directors’ fees.  Increases of $462,000 in FDIC insurance premiums and a $931,000 increase in REO and real estate in acquisition (REA) expenses, including writedowns, accounted for most of the difference in other expenses.   The increased expenses in the current quarter, compared to one year ago, were mostly offset by charges taken in the first quarter of 2009 including an $858,000 OTTI charge and a $368,000 assessment paid to the Washington Public Depository Protection Commission related to the failure of The Bank of Clark County.

Efficiency Ratio

A standard measurement used to calculate the overhead costs of financial institutions is the efficiency ratio. The efficiency ratio is calculated by dividing other expense by total revenue, which generally indicates how much an institution spends to generate a dollar of revenue. The lower the efficiency ratio, the more efficient the institution. Management continues to look for ways to improve the efficiency ratio by increasing other income and net interest income while diligently controlling costs and maintaining high standards of service. For the three months ended March 31, 2010 and 2009, the Corporation’s efficiency ratio was 79.64% and 58.31%, respectively.

Non-GAAP Financial Measure – Efficiency Ratio (Excluding OTTI)

The efficiency ratio (excluding OTTI) is determined by methods other than those in accordance with accounting principles generally accepted in the United States of America (GAAP). For the three months ended March 31, 2010 and 2009, the Corporation’s efficiency ratio (excluding OTTI) was 79.64% and 52.50%, respectively. The efficiency ratio calculation for the three months ended March 31, 2009 excludes an OTTI charge of $858,000. Management believes the presentation of this financial measure, excluding the impact of these items, provides useful supplemental information that is essential for a proper understanding of the financial results of the Corporation. This disclosure should not be viewed as a substitute for results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

A summary of the efficiency ratio (excluding OTTI) follows:

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Total other expenses	$9,237	$8,610
Less OTTI	-	858
Total other expenses	$9,237	$7,752

Net interest income	$9,687	$11,119
Other income	1,912	3,647
Total income	$11,599	$14,766

Efficiency ratio (excluding OTTI)	79.64%	52.50%

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

The Bank underwrites its standby letters of credit using its policies and procedures applicable to loans in general. Standby letters of credit are made on an unsecured and secured basis. The Bank has not incurred any losses on its commitments in 2010 or 2009.

At March 31, 2010 and December 31, 2009, the following financial instruments with off-balance sheet risk were outstanding:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Commitments to grant loans	$3,688	$11,145
Unfunded commitments under lines of credit/loans in process	112,672	122,714
Standby letters of credit and financial guarantees written	1,923	1,695
Unused commitments on bankcards	13,423	13,621
Total	$131,706	$149,175

Contractual Obligations and Commitments

The following table sets forth the Corporation’s long-term contractual obligations:

	Payments Due Per Period
(Dollars in thousands)	<1 Year	1-3 Years	3-5 Years	Thereafter	Total
Certificates of deposit	$462,939	$90,243	$16,188	$-	$569,370
Federal Home Loan Bank advances	-	70,000	20,000	149,000	239,000
Securities sold under agreements to repurchase	1,065	-	-	145,000	146,065
Operating leases	898	1,762	1,680	7,561	11,901
Junior subordinated debentures	-	-	-	18,806	18,806
Total	$464,902	$162,005	$37,868	$320,367	$985,142

Significant Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within our loan portfolio, thereby exposing us to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments. At March 31, 2010, our most significant concentration of credit risk was in loans secured by real estate. Approximately 86% of Cascade’s loan portfolio is secured by real estate. Over the last two years, there has been deterioration in the residential development market which has led to an increase in nonperforming loans and the allowance for loan losses.

At March 31, 2010, our most significant investment concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. Our exposure, which results from positions in securities issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $275.5 million, or 95% of our total investment portfolio at March 31, 2010.

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

Interest Rate Risk Management

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

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of March 31, 2010, the Bank is within all the guidelines established by the Board for the changes in net interest income, fair value of equity, and adjusted capital/asset ratios. As of March 31, 2010, the Bank’s fair value of equity decreases 14.2% in the up 200 basis point scenario and 9.3% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. Using the same methodology, the adjusted capital/asset ratio is 5.8% in both the up and down 200 basis point scenarios, both above the 5% minimum established guideline. The net interest income increases 4.7% in the up 200 basis point scenario and decreases 3.4% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based loans with rate floors. In addition, the Bank sells many of its 15 and 30 year fixed rate residential loans. The table below summarizes the Bank’s loan portfolio by rate type at March 31, 2010.

Type	% of Portfolio
Variable	18%
Adjustable	46%
Fixed	36%
100%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, by obtaining longer term FHLB advances, and by extending the maturities of brokered CDs. As of March 31, 2010, the entire portfolio of $239.0 million in long-term advances had original maturities greater than one year. This portfolio consists entirely of advances with put provisions that allow the FHLB to request repayment under certain rate conditions and on specific dates.

In addition to writing embedded options in some of its liabilities, the Bank invests in mortgage backed securities and callable GSE (agency) securities. The Bank receives higher yields in return by writing call options. The Bank models this optionality in measuring, monitoring, and managing its interest rate exposure. As of March 31, 2010, the Bank did not use any interest rate swap agreements, including caps, floors or collars.

Liquidity and Sources of Funds

The primary objective of our liquidity management program is to ensure that we will have adequate funds readily available at reasonable cost to meet the financial obligations of the company. Potential uses of funds include new loan originations or advances against existing loan commitments, deposit withdrawals, and repayment of borrowings and other liabilities. Potential sources of funds include existing liquid assets; cash flow from operations; deposit growth; Federal Home Loan Bank of Seattle (FHLB) advances; other borrowings, including wholesale repurchase agreements; repayment of existing loans; the sale of loans; and borrowings from the Federal Reserve Bank of San Francisco (FRB).

To meet the Bank’s immediate liquidity needs, we maintain readily available funds in deposit accounts at the FHLB and the FRB. In addition, we invest excess funds in short-term, highly liquid securities that can later be used as collateral for borrowing or sold as needed. At March 31, 2010, our combined deposit balances at FHLB and FRB were $152.4 million, compared with $141.6 million at December 31, 2009. Unpledged investments totaled $31.4 million at March 31, 2010.

In addition to meeting our funding needs using liquid assets, we also borrow from the FHLB, the FRB, and through the use of wholesale repurchase agreements. At March 31, 2010, the Bank had $239.0 million in FHLB borrowings, plus a $65.0 million Letter of Credit that is being used to secure public funds. Based upon collateral pledged, at March 31, 2010 the Bank had excess borrowing capacity from the FHLB of approximately $20.9 million. The Bank also uses reverse repurchase agreements (securities sold under agreements to repurchase) as a source of funding. At March 31, 2010, the Bank had $146.1 million in reverse repurchase agreements outstanding. The Bank also has pledged collateral in an amount adequate to borrow up to $157.2 million at the FRB. As of March 31, 2010, the Bank had no borrowings outstanding from the FRB.

As indicated on the Corporation’s Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2010, contributed $4.3 million to liquidity compared to $4.2 million for the three months ended March 31, 2009. Also during the quarter, funds were provided by net growth in deposits, which totaled $32.5 million in the first quarter of 2010 compared with $8.6 million one year earlier.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Principal Financial Officer, and several other members of the Registrant's senior management as of March 31, 2010. The Registrant's Chief Executive Officer and Principal Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended March 31, 2010, the Registrant did not make any significant changes in, nor take any corrective actions regarding its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II –– OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A. – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation entered into an agreement with the Treasury to participate in the TARP Capital Purchase Program on November 21, 2008.  Prior to that date the Corporation had paid a quarterly dividend of $0.045.  The Corporation’s ability to increase its quarterly common dividend above $0.045 in future periods is restricted as long as the Corporation is a participant in the TARP Capital Purchase Program. The Board approved stock repurchase plan expired May 31, 2009 and was not reauthorized.

Item 3.  Defaults upon Senior Securities

    None

Item 4.  (Removed and Reserved)

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

Item 6.  Exhibits

(a)  Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On March 22, 2010, the Corporation filed a Form 8-K in response to a letter from Gary F. Linden of the law firm of Helsell Fetterman LLP, attorney for Craig Skotdal and the other members of the shareholder group identified in the Schedule 13D filed with the SEC on March 2, 2010 (the “Skotdal Group”), under items 8.01 and 9.01 of Form 8-K.

On April 15, 2010, the Corporation filed a Form 8-K reporting an attached press release announcing that the Bank has entered into agreements to sell assets associated with two of their largest land acquisition and development loans, under Item 2.02 and 9.01 of Form 8-K.

On April 21, 2010, the Corporation filed a Form 8-K announcing that Director Katherine M. Lombardo has decided not to stand for reelection due to the increasing overseas travel requirements of her position with the Gates Foundation. Ms. Lombardo intends to resign her position as a Cascade director as soon as the Board names a replacement, under item 5.02 of Form 8-K.

On April 22, 2010, the Corporation filed a Form 8-K reporting an attached press release announcing it has appointed Marion R. (“Robin”) Foote to its Board of Directors. Ms. Foote was appointed by Cascade’s Board of Directors and will stand for election at the Corporation’s next annual meeting of shareholders on Tuesday, June 22, 2010, under Item 5.02 and 9.01 of Form 8-K.

On April 29, 2010, the Corporation filed a Form 8-K reporting an attached press release announcing earnings for the quarter ended March 31, 2010, under Items 2.02 and 9.01 of Form 8-K.

On April 29, 2010, the Corporation filed a Form 8-K reporting an attached press release announcing the Corporation had entered into an agreement to settle a proxy contest pertaining to the election of directors to the Corporation’s Board of Directors at the Corporation’s 2010 annual meeting of shareholders, under Items 1.01 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

May 7, 2010	/s/ Carol K. Nelson
By: Carol K. Nelson, President and Chief Executive Officer (Principal Executive Officer)

May 7, 2010	/s/ Terry Stull
By: Terry Stull, Senior Vice President and Controller (Chief Accounting Officer and Principal Financial Officer)