Form 10-Q
period 2010-06-30
CASCADE FINANCIAL CORP
filed 2010-08-13
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2010
Common Stock ($.01 par value)	12,271,529

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2010

PART I –– FINANCIAL INFORMATION
Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share and per share amounts)	June 30, 2010	December 31, 2009
Assets
Cash on hand and in banks	$4,464	$4,008
Interest-earning deposits in other institutions	157,127	141,587
Securities available-for-sale, fair value	303,064	227,805
Securities held-to-maturity, amortized cost	21,849	36,177
Federal Home Loan Bank (FHLB) stock	11,920	11,920
Loans, net	1,077,582	1,173,213
Goodwill	-	12,885
Premises and equipment, net	13,932	14,526
Cash surrender value of bank-owned life insurance (BOLI)	25,012	24,522
Real estate owned (REO), net	40,463	18,842
Prepaid FDIC insurance premiums	5,009	6,859
Federal income tax receivable	-	12,538
Accrued interest receivable and other assets	18,111	19,746
Total assets	$1,678,533	$1,704,628

Liabilities
Deposits	$1,182,955	$1,139,774
FHLB advances	239,000	239,000
Securities sold under agreements to repurchase	145,420	145,410
Junior subordinated debentures	15,465	15,465
Junior subordinated debentures, fair value	3,341	3,341
Federal Reserve Bank (FRB) Term Auction Facility (TAF) borrowing	-	20,000
Accrued interest payable, expenses and other liabilities	8,573	7,188
Total liabilities	1,594,754	1,570,178

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, no par value, authorized 38,970 shares; Series A (liquidation preference $1,000 per share); issued and outstanding 38,970 shares at June 30, 2010 and December 31, 2009	37,262	37,038
Preferred stock, $.01 par value, authorized 500,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value, authorized 65,000,000 shares at June 30, 2010 and 25,000,000 shares at December 31, 2009; issued and outstanding 12,271,529 shares at June 30, 2010 and 12,146,080 shares at December 31, 2009	123	121
Additional paid-in capital	43,907	43,649
(Accumulated deficit) retained earnings	(2,740)	54,797
Accumulated other comprehensive income (loss), net of tax at December 31, 2009	5,227	(1,155)
Total stockholders’ equity	83,779	134,450
Total liabilities and stockholders’ equity	$1,678,533	$1,704,628

See notes to Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2010	2009	2010	2009
Interest income
Loans, including fees	$15,981	$17,333	$32,147	$35,548
Securities available-for-sale	2,293	2,198	4,765	4,074
Securities held-to-maturity	274	674	691	1,984
Interest-earning deposits	79	10	155	20
Total interest income	18,627	20,215	37,758	41,626
Interest expense
Deposits	3,914	3,979	8,164	8,935
FHLB advances	2,594	2,684	5,159	5,340
Securities sold under agreements to repurchase	2,148	2,160	4,280	4,261
Junior subordinated debentures	506	530	1,001	1,060
FRB TAF borrowings	-	39	2	87
Total interest expense	9,162	9,392	18,606	19,683
Net interest income	9,465	10,823	19,152	21,943
Provision for loan losses	11,725	18,300	43,015	32,175
Net interest loss after provision for loan losses	(2,260)	(7,477)	(23,863)	(10,232)
Other income
Checking service fees	1,414	1,270	2,677	2,382
Other service fees	247	286	480	535
Increase in cash surrender value of BOLI, net	253	191	490	414
Gain on sales/calls of securities available-for-sale, net	1,764	198	1,789	198
Gain on calls of securities held-to-maturity, net	-	28	3	146
Gain on sale of loans	11	98	37	138
Gain on fair value of financial instruments, net	-	12	-	1,802
Other	149	120	273	236
Total other income	3,838	2,203	5,749	5,851
Other expense
Salaries and employee benefits	3,393	3,587	7,075	7,195
Occupancy	1,015	1,062	2,029	2,112
FDIC insurance premiums	1,106	1,241	1,960	1,632
Legal	585	162	746	246
Other insurance premiums	376	63	753	126
REO and real estate in acquisition (REA)	333	356	629	365
Writedown/loss on sales of REO	3,595	1,225	4,292	1,279
Other	2,462	2,282	4,618	4,775
Other-than-temporary impairment (OTTI)	-	-	-	858
Goodwill impairment	12,885	11,700	12,885	11,700
Total other expenses	25,750	21,678	34,987	30,288
Loss before (benefit) provision for federal income taxes	(24,172)	(26,952)	(53,101)	(34,669)
(Benefit) provision for federal income taxes	-	(5,552)	3,211	(8,452)
Net loss	(24,172)	(21,400)	(56,312)	(26,217)
Dividends on preferred stock	503	487	1,002	969
Accretion of issuance discount on preferred stock	112	105	223	210
Net loss attributable to common stockholders	$(24,787)	$(21,992)	$(57,537)	$(27,396)
See notes to Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2010	2009	2010	2009
Net loss per common share, basic	$(2.02)	$(1.82)	$(4.71)	$(2.26)
Weighted average number of shares outstanding, basic	12,246,529	12,110,434	12,210,751	12,104,805
Net loss per common share, diluted	$(2.02)	$(1.82)	$(4.71)	$(2.26)
Weighted average number of shares outstanding, diluted	12,246,529	12,110,434	12,210,751	12,104,805
Dividends declared per share	$0.000	$0.000	$0.000	$0.010

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					(Accumulated	Accumulated
(Dollars in thousands, except share and per share amounts)	Preferred	Common Stock		Additional Paid-in	Deficit) Retained	Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2008	$36,616	12,071,032	$121	$43,293	$80,752	$(660)	$160,122
Dividends declared -
Common stock ($0.01 per share)	-	-	-	-	(122)	-	(122)
Preferred stock ($49.86 per share)	-	-	-	-	(1,943)	-	(1,943)
Stock award plan	-	75,048	-	209	-	-	209
Tax benefit from stock-based compensation	-	-	-	4	-	-	4
Stock-based compensation	-	-	-	143	-	-	143
Net loss	-	-	-	-	(23,468)	-	(23,468)
Accretion of discount on preferred stock	422	-	-	-	(422)	-	-
Other comprehensive loss, net of tax benefit of $(266)	-	-	-	-	-	(495)	(495)
Balances at December 31, 2009	$37,038	12,146,080	$121	$43,649	$54,797	$(1,155)	$134,450
Dividends declared -
Preferred stock ($12.80 per share)	-	-	-	-	(499)	-	(499)
Stock award plan	-	25,449	1	54	-	-	55
Stock-based compensation	-	-	-	16	-	-	16
Net loss	-	-	-	-	(32,139)	-	(32,139)
Accretion of discount on preferred stock	112	-	-	-	(112)	-	-
Other comprehensive income, net of tax expense of $1,276	-	-	-	-	-	2,370	2,370
Balances at March 31, 2010	$37,150	12,171,529	$122	$43,719	$22,047	$1,215	$104,253
Dividends declared -
Preferred stock ($12.91 per share)	-	-	-	-	(503)	-	(503)
Sale of common stock	-	100,000	1	174	-	-	175
Stock-based compensation	-	-	-	14	-	-	14
Net loss	-	-	-	-	(24,172)	-	(24,172)
Accretion of discount on preferred stock	112	-	-	-	(112)	-	-
Other comprehensive income	-	-	-	-	-	4,012	4,012
Balances at June 30, 2010	$37,262	12,271,529	$123	$43,907	$(2,740)	$5,227	$83,779

See notes to Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net loss	$(24,172)	$(21,400)	$(56,312)	$(26,217)

Unrealized gain (loss) on securities available-for-sale, net of tax provision (benefit) of $0 and $(1,139) for the three months ended June 30, 2010, and 2009, respectively, and $1,267 and $(456) for the six months ended June 30, 2010, and 2009, respectively.	2,866	(2,114)	5,220	(848)

Reclassification adjustment for gains on securities included in net loss, net of tax provision of $0 and $69 for the three months ended June 30, 2010, and 2009, respectively, and $627 and $69 for the six months ended June 30, 2010, and 2009, respectively.	1,146	129	1,162	129
Comprehensive loss	$(20,160)	$(23,385)	$(49,930)	$(26,936)

See notes to Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(56,312)	$(26,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,028	1,135
Provision for losses on loans	43,015	32,175
REO writedowns	4,361	1,122
Goodwill impairment	12,885	11,700
Increase in cash surrender value of BOLI	(490)	(414)
Amortization of retained servicing rights	11	15
Amortization of core deposit intangible	70	70
Net change in deferred tax asset	(6,268)	3,049
Deferred loan fees, net of amortization	681	(142)
Gain on sale of loans	(37)	(138)
Stock award plan compensation	8	(4)
Stock-based compensation	30	87
Excess tax benefit from stock-based payments	-	(4)
Net change in fair value of financial instruments	-	(1,802)
Net gain on sales/calls of securities available-for-sale	(1,789)	(198)
Net gain on calls of securities held-to-maturity	(3)	(146)
Net (gain) loss on sales of REO	(69)	157
Other-than-temporary impairment on investments	-	858
Net change in accrued interest receivable and other assets	20,934	(12,335)
Net change in accrued interest payable, expenses and other liabilities	477	(568)
Net cash provided by operating activities	18,532	8,400

Cash flows from investing activities:
Loans originated net of principal repayments, net	15,500	(1,266)
Purchases of securities available-for-sale	(215,943)	(223,788)
Proceeds from sales/calls of securities available-for-sale	141,426	108,140
Principal repayments on securities available-for-sale	8,706	9,636
Purchases of securities held-to-maturity	(7,663)	-
Proceeds from calls of securities held-to-maturity	20,000	79,600
Principal repayments on securities held-to-maturity	1,994	2,897
Purchases of premises and equipment	(434)	(993)
Proceeds from sales/retirements of premises and equipment	-	2
Proceeds from sales/retirements of REO	14,613	1,686
REO capital improvements	(4,062)	(7)
Change in Community Reinvestment Act (CRA) investment	(23)	(585)
Net cash used in investing activities	(25,886)	(24,678)

Subtotal, carried forward	$(7,354)	$(16,278)

See notes to Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Subtotal, brought forward	$(7,354)	$(16,278)

Cash flows from financing activities:
Proceeds from issuance of common stock	47	136
Sale of common stock	175	-
Dividends paid on common stock	-	(664)
Dividends paid on preferred stock	-	(942)
Excess tax benefits from stock-based payments	-	4
Net increase (decrease) in deposits	43,181	(5,486)
Net decrease in FHLB advances	-	(10,000)
Net increase in securities sold under agreements to repurchase	10	210
Net (decrease) increase in Federal Reserve TAF borrowing	(20,000)	20,000
Net decrease in advance payments by borrowers for taxes and insurance	(63)	(67)
Net cash provided by financing activities	23,350	3,191
Net increase (decrease) in cash and cash equivalents	15,996	(13,087)

Cash and cash equivalents at beginning of period	145,595	53,466
Cash and cash equivalents at end of period	$161,591	$40,379

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$17,801	$20,819
Income taxes	-	50

Supplemental schedule of non-cash investing activities:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	6,382	(719)
Dividends accrued on preferred stock	1,002	162
Loans transferred to REO	36,464	9,384

See notes to Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 1 – Basis of Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the Consolidated Financial Statements of Cascade Financial Corporation (Corporation), and its wholly owned subsidiaries, Cascade Bank (Cascade or the Bank) and Cascade Capital Trust I, II and III, which were formed for holding trust preferred securities. Subsidiaries under the Bank include Colby Real Estate LLC and 2011 Yale Avenue East, both formed to acquire, manage and sell REO properties. This financial information conforms to accounting principles generally accepted in the United States of America and to general practices within the financial institutions industry, where applicable. All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2009, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2009 Annual Report on Form 10-K.

The Consolidated Financial Statements have been prepared in conformity with GAAP established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB  Accounting Standards Codification™ , sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and other than temporary impairment (OTTI), the valuation of other real estate owned, and the allowance for loan losses.

Written Agreement

On July 20, 2010, the Board of Directors of Cascade Bank stipulated to the entry of a Consent Order with the FDIC and Washington State DFI, effective July 21, 2010.  Under the Order, Cascade Bank is required, among other things, to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 capital to 10% and Risk Based Capital to 12% within 120 days. See Note 11 for more information regarding the Consent Order.

Note 2 - Recently Issued Accounting Standards

In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of the prior standard that are not consistent with the original intent and key requirements of the prior standard, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This guidance is included in the Codification as ASC 860. The Corporation adopted this guidance effective January 1, 2010. The adoption did not have a material impact on the Corporation’s Consolidated Financial Statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is included in the Codification as part of ASC 810.  The Corporation adopted this guidance effective January 1, 2010. The adoption did not have a material impact on the Corporation’s Consolidated Financial Statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfer and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (ASU 09-16) which amends ASC 860-10, Transfers and Servicing-Overall (ASC 860-10) and adds transition paragraphs 860-10-65-3 of ASC 860-10. ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860-10 is effective at the start of a Corporation’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of ASC 860-10 did not have a material impact on the Corporation’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 10-06). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Corporation’s disclosures about fair value measurements are presented in Note 13 - Fair Value Measurements. These new disclosure requirements were adopted by the Corporation during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Corporation’s Consolidated Financial Statements. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Corporation’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The implementation of this standard did not have a material impact on the Corporation’s Consolidated Financial Statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) – Amendments to Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments require an entity to provide enhanced or additional disclosures that facilitate financial statements users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. Management is currently evaluating the requirements of this guidance but does not expect the adoption of this ASU will have a material impact on the Corporation’s Consolidated Financial Statements.

Note 3 - Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale and held-to-maturity securities at June 30, 2010, and December 31, 2009.
	June 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$32,493	$1,518	$(68)	$33,943
Agency notes & bonds	138,833	4,193	-	143,026
US Treasury notes	115,556	218	-	115,774
FDIC guaranteed debt	10,300	21	-	10,321
Total	$297,182	$5,950	$(68)	$303,064

Securities held-to-maturity
Mortgage-backed securities	$21,074	$928	$(1)	$22,001
Junior subordinated debentures	775	-	-	775
Total	$21,849	$928	$(1)	$22,776

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$40,997	$729	$(446)	$41,280
Agency notes & bonds	188,585	88	(2,148)	186,525
Total	$229,582	$817	$(2,594)	$227,805

Securities held-to-maturity
Mortgage-backed securities	$15,405	$504	$-	$15,909
Agency notes & bonds	19,997	-	(187)	19,810
Junior subordinated debentures	775	-	-	775
Total	$36,177	$504	$(187)	$36,494

The amortized cost and estimated fair value of investment securities are shown in the following table by contractual or expected maturity at June 30, 2010. During certain interest rate environments, some of these securities may be called for redemption by their issuers prior to the scheduled maturities. Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary. Fair value of the securities was determined using quoted market prices.

	June 30, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Securities available-for-sale
Due less than one year	$65,314	$65,549	1.41%
Due after one through five years	115,525	116,048	1.77
Due after five through ten years	83,808	87,482	3.91
Due after ten years	42	42	-
Subtotal	264,689	269,121	2.38
Mortgage-backed securities	32,493	33,943	4.72
Total	$297,182	$303,064	2.64%
Securities held-to-maturity
Due after ten years	$775	$775	7.50%
Subtotal	775	775	7.50
Mortgage-backed securities	21,074	22,001	4.50
Total	$21,849	$22,776	4.60%

The following table presents gross unrealized losses and fair value of available-for-sale and held-to-maturity securities at June 30, 2010, and December 31, 2009.

	June 30, 2010
	Fair Value	Gross Unrealized Losses Less Than 1 Year	Fair Value	Gross Unrealized Losses More Than 1 Year	TOTAL
(Dollars in thousands)					Fair Value	Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$3,603	$(43)	$1,595	$(25)	$5,198	$(68)
Total	$3,603	$(43)	$1,595	$(25)	$5,198	$(68)

Securities held-to-maturity
Mortgage-backed securities	$169	$(1)	$-	$-	$169	$(1)
Total	$169	$(1)	$-	$-	$169	$(1)

	December 31, 2009
	Fair Value	Gross Unrealized Losses Less Than 1 Year	Fair Value	Gross Unrealized Losses More Than 1 Year	TOTAL
(Dollars in thousands)					Fair Value	Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$16,828	$(375)	$3,597	$(71)	$20,425	$(446)
Agency notes & bonds	140,981	(2,148)	-	-	140,981	(2,148)
Total	$157,809	$(2,523)	$3,597	$(71)	$161,406	$(2,594)

Securities held-to-maturity
Agency notes & bonds	$19,810	$(187)	$-	$-	$19,810	$(187)
Total	$19,810	$(187)	$-	$-	$19,810	$(187)

At June 30, 2010, the Bank had three mortgage-backed securities in its available-for-sale portfolio with a fair value of $1.6 million that had an unrealized loss greater than one year of $25,000 and none in the held-to-maturity securities. As of December 31, 2009, the Bank had seventeen available-for-sale and four held-to-maturity securities considered to be temporarily impaired due to being in a loss position for more than twelve months. The temporary impairment was less than 3% of the total book value of investments. Temporarily impaired securities are the result of changes in market interest rates or an increase in credit spreads and are expected to regain their value as the securities near maturity and/or market rates decline; other-than-temporarily impaired securities are the result of an actual or probable contractual failure by the issuer, are not expected to fully recover in price and the impaired amounts are considered not collectible. Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI), taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that the Bank will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that the Bank will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that the Bank will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.

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

Prior to June 30, 2009, the Corporation owned preferred shares issued by Fannie Mae (FNMA) with a par value of $10.0 million and Freddie Mac (FHLMC) with a par value of $10.0 million. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced it was placing Fannie Mae and Freddie Mac under conservatorship and would eliminate dividends on Fannie Mae and Freddie Mac common and preferred stock. The Corporation recorded a pre-tax impairment charge of $17.3 million, resulting in a charge of $11.3 million, net of taxes, to third quarter 2008 earnings. At March 31, 2009, the Corporation adjusted the value of these securities from $1.3 million to $436,000, which resulted in an additional charge of $858,000 taken in the first quarter of 2009. During the second quarter of 2009, these preferred shares of Fannie Mae and Freddie Mac were sold for an aggregate amount of $425,000, which resulted in an additional loss of $11,000 which is included in gain on sales/calls of securities available for sale, net.

Note 4 - Loans

The following summary reflects the Bank’s loan portfolio, by business line, as of the dates indicated:
(Dollars in thousands) Loans	June 30, 2010	December 31, 2009
Business	$437,516	$469,196
R/E construction(1)	156,814	256,917
Commercial R/E	184,223	183,286
Multifamily	94,325	82,418
Home equity/consumer	31,879	31,738
Residential(2)	203,138	179,133
Total loans	$1,107,895	$1,202,688
Deferred loan fees	(4,255)	(3,575)
Allowance for loan losses	(26,058)	(25,900)
Loans, net	$1,077,582	$1,173,213

(1)      Real estate construction loans are net of loans in process.
(2)      Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

The following table presents the activity related to the allowance for loan losses for the periods presented:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for loan losses	2010	2009	2010	2009
Beginning balance	$26,003	$25,020	$25,900	$16,439
Charge-offs	(12,487)	(18,945)	(43,756)	(24,268)
Recoveries	808	99	890	123
Provision for losses	11,725	18,300	43,015	32,175
Off-balance sheet commitments	9	16	9	21
Ending balance	$26,058	$24,490	$26,058	$24,490

The following tables show information on impaired loans:

(Dollars in thousands) Impaired loans	June 30, 2010	December 31, 2009
Impaired loans with an allowance	$49,330	$58,296
Impaired loans without an allowance	81,003	125,443
Total impaired loans	$130,333	$183,739
Allowance for loan losses related to impaired loans	5,182	6,422
Total nonperforming loans	69,824	106,096
Total loans past-due ninety days or more and still accruing	-	247
Performing restructured loans(1)	33,024	26,635
(1) Includes impaired restructured loans.

At June 30, 2010 and December 31, 2009, impaired loans totaled $130.3 million and $183.7 million, respectively. Included in the $130.3 million in impaired loans at June 30, 2010, are $69.8 million in nonperforming loans and $60.5 million in loans that are performing. Performing impaired loans include $33.0 million in loans designated as troubled debt restructured (TDR) loans.

The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $46.6 million and $51.9 million at June 30, 2010 and December 31, 2009, respectively. These restructured loan amounts have been included in the impaired loan totals noted above.

Note 5 - Real Estate Owned

The following table presents REO for the periods presented:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
REO	2010	2009	2010	2009
Beginning balance	$27,394	$9,082	$18,842	$1,446
Loans transferred to REO	25,264	1,693	36,464	9,384
Capitalized improvements	3,091	7	4,062	7
Sales	(11,691)	(1,685)	(14,613)	(1,686)
Writedown/loss on sales	(3,595)	(1,225)	(4,292)	(1,279)
Ending balance	$40,463	$7,872	$40,463	$7,872

REO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property, less expected selling costs.  Valuation allowances on REO balances are based on updated appraisals of the underlying properties as received during a period and/or management’s decision to reduce the selling price of a property during the period.

Note 6 – Goodwill

During the three months ended June 30, 2010, the Corporation recorded a goodwill impairment charge of $12.9 million. The non-cash goodwill impairment represents the write-off of the remaining balance of the goodwill recorded from a prior bank acquisition. The goodwill impairment charge does not impact liquidity, operations, tangible capital or regulatory capital ratios.  The Corporation records impairment losses as charges to other expense and adjustments to the carrying value of goodwill. As of June 30, 2010, the Corporation had other intangible assets related to acquired depository relationships of $282,000.  Other intangible assets are periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment. Goodwill is tested for impairment at least annually or as current circumstances and conditions warrant. The analysis compares the fair value of goodwill to the respective carrying amount. If the carrying amount of the goodwill exceeds the fair value, then further testing for goodwill impairment is performed.

During the second quarter of 2009, the Corporation determined that goodwill impairment had occurred, and at that time wrote off $11.7 million of its $24.6 million in recorded goodwill. This was the result of the significant decline in the Corporation’s stock price and market capitalization, coupled with the significant loss recorded during the quarter and in conjunction with similar declines in the value of most financial institutions.

The goodwill impairment test performed during the fourth quarter of 2009 and the first quarter of 2010 concluded that the fair value of the reporting unit exceeded its carrying value.  Step two of the goodwill impairment test compared the implied estimated fair value of goodwill with the carrying amount of the currently recorded goodwill.   There was no goodwill impairment noted in the fourth quarter of 2009 or the first quarter of 2010 goodwill impairment tests.

In the second quarter of 2010, the Corporation analyzed its goodwill for further impairment.  In order to determine the fair value of its goodwill, the Corporation employed the Control Premium approach and the Comparable Transactions approach.  The Control Premium approach used the Corporation’s trading multiples of price-to-earnings, price-to-book value and price-to-tangible book value to estimate the Corporation’s fair value and then adjusted upwards for an appropriate premium to reflect an acquisition of control. The Comparable Transactions approach reflected pricing ratios paid by third parties acquiring control of banking companies with similar characteristics in recent periods, and these multiples were used to develop a range of fair values for acquiring control of the Corporation. The values derived from these approaches were considered within the hierarchy prescribed by fair value accounting standards to determine the fair value of the reporting unit. The comparison of the fair value of the reporting unit to its carrying value indicated that potential impairment existed. This was the result of the expectation of a consent order (see Note 11 for more information regarding the Consent Order), uncertain near-term earnings prospects and the further decline in the Corporation’s stock price and market value.  The Corporation then performed the second step of goodwill impairment testing to determine how much, if any, impairment existed. In Step 2, the Corporation assigned a fair value to assets and liabilities of the reporting unit as if it had been acquired in a business combination. The Step 2 analysis indicated that the implied fair value of the goodwill was less than the carrying value of goodwill. As a result of the analysis, the Corporation wrote off the balance of its goodwill at June 30, 2010.

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

On December 15, 2004, the Corporation issued $5.2 million in junior subordinated debentures, as Cascade Capital Trust II. These debentures had a fixed coupon of 5.82% for the first five years and as of January 7, 2010 float at the three-month LIBOR plus 1.90% for the remaining twenty-five years. The coupon rate on the debentures was 2.20% at June 30, 2010. The debentures were callable at par after the first five years.

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

The Corporation applied fair value accounting to the junior subordinated debentures issued by Cascade Capital Trust I.  The change in fair market value of the junior subordinated debentures is recorded as a component of other income. The Corporation determines the fair value by using a model, primarily through establishing a discount rate. The rate is based upon the rate of 20 year T-notes (the approximate remaining maturity), plus a credit spread developed by reviewing a number of other issues via Bloomberg analytics; an awareness of where the junior subordinated debentures are currently trading in the market; and a liquidity premium of 500 basis points due to the size of the Corporation and the issue. As with similar bonds, the bonds are assumed to be outstanding until maturity. The valuation is considered a Level 3 measurement.  In addition to the methodology noted above the Corporation also obtains indicated valuations from a broker to compare to the calculated value for reasonableness.  The fair value option was not selected for the remaining variable rate junior subordinated debentures totaling $15.5 million. For the three and six months ended June 30, 2010, there was no change in the fair value of the junior subordinated debentures, as compared to December 31, 2009.

On November 5, 2009, the Board of Directors elected to defer payments due on these instruments. Under the terms of each instrument deferral of payments is permitted without triggering an event of default. Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument. In addition, during any deferral period, interest on the trust preferred securities is compounded from the date such interest would have been payable.

Note 8 - Income Taxes

The Corporation uses an estimate of future earnings, an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At March 31, 2010, the Corporation assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. The Corporation determined that the negative evidence associated with cumulative losses, entering into a Consent Order (see Note 11 for more information regarding the Consent Order) with its regulators, and credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, the Corporation established a valuation allowance of $13.6 million against its deferred tax asset. The Corporation added $2.2 million to the allowance during the quarter ended June 30, 2010, to offset the tax carryforward benefits that were recorded as a result of the quarterly loss.  At March 31, 2010, the Corporation had recorded a $13.4 million income tax receivable which represented refunds of taxes that would be realized in the current year through loss carrybacks to prior tax years.  The Corporation filed 2009 tax returns and amended returns for prior years during the first quarter of 2010 and received $13.4 million in tax refunds during the quarter ended June 30, 2010.

Note 9 - Loss per Common Share

The following table presents the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2010	2009	2010	2009
Numerator:
Net loss	$(24,172)	$(21,400)	$(56,312)	$(26,217)
Less dividends on preferred stock	503	487	1,002	969
Less accretion of issuance discount on preferred stock	112	105	223	210
Net loss attributable to common stockholders	$(24,787)	$(21,992)	$(57,537)	$(27,396)

Denominator:
Denominator for basic net loss per common share-weighted average shares	12,246,529	12,110,434	12,210,751	12,104,805
Effect of dilutive stock options	-	-	-	-
Denominator for diluted net loss per common share - weighted average common shares and assumed conversion of dilutive stock options	12,246,529	12,110,434	12,210,751	12,104,805

Loss per common share, basic	$(2.02)	$(1.82)	$(4.71)	$(2.26)
Loss per common share, diluted	$(2.02)	$(1.82)	$(4.71)	$(2.26)

For the three months ended June 30, 2010, and 2009, there were anti-dilutive options to purchase 528,666 and 656,883 shares, respectively, excluded from the above calculation. For the six month periods ended June 30, 2010 and 2009, there were anti-dilutive options to purchase 576,045 and 656,883 shares, respectively, excluded from the above calculation.

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

On November 21, 2008, the Corporation completed its $39.0 million capital raise as a participant in the U.S. Treasury Department’s CPP. Under the terms of the transaction, the Corporation issued 38,970 shares of Series A Fixed-Rate Cumulative Perpetual Preferred Stock and a warrant to purchase 863,442 shares of the Corporation’s common stock at an exercise price of $6.77 per share. The additional capital enhanced the Bank’s capacity to support the communities it serves through its lending activities.

In determining the value of the Series A Preferred Stock and the attendant warrant from the U.S. Treasury’s CPP, the Corporation apportioned the values using the relative fair value approach. The Corporation computed the present value of the preferred stock at $23.5 million assuming a ten-year life, 5% interest rate for the first five years and 9% for the second five years (the dividend that the Corporation will pay the Treasury). A discount rate of 14% was used as the approximate current cost of capital for the Corporation.

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

As a condition for participating in the CPP, the Corporation has accepted limitations on executive compensation and benefits. These limitations are explained in greater detail in the Corporation’s proxy statement on Schedule 14A, which was filed with the SEC on May 17, 2010.

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

Therefore, the Bank is unable to pay a cash dividend to the Corporation. Dividends from the Bank are the Corporation’s primary source of cash. In addition, the Consent Order discussed in Note 11 below prevents the Bank from paying any cash dividends to its shareholders without prior written approval from the regulators.

(c) Regulatory Capital

Under a Consent Order with the FDIC and Washington State DFI (discussed in Note 11 below) Cascade Bank’s regulators have directed Cascade Bank to increase its overall capital levels and, in particular, are requiring Cascade Bank to increase its Tier 1 leverage capital to 10% of the Bank’s total assets and total risk based capital to 12% of the Bank’s risk based capital by November 18, 2010.  As a result of this capital maintenance provision, the Bank is no longer deemed to be “well capitalized” for federal regulatory purposes and will likely be reclassified as “adequately capitalized,” even though it currently has capital ratios that exceed the FDIC’s “well capitalized” guidelines.

As of June 30, 2010, for the purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.7 billion and $1.1 billion, respectively. The table below shows the Bank’s capital ratios at June 30, 2010 and the regulatory guidelines for Capital.

(Dollars in thousands)	Adequately Capitalized		Well-Capitalized
Cascade Bank core capital	Amount	Percentage	Amount	Percentage
Tier 1 (Core) capital	$99,198	5.84%	$99,198	5.84%
Minimum requirement	67,936	4.00	84,920	5.00
Excess	$31,262	1.84%	$14,278	0.84%

Cascade Bank risk-based capital	Amount	Percentage	Amount	Percentage
Risk-based capital	$113,106	10.28%	$113,106	10.28%
Minimum requirement(1)	88,035	8.00	110,044	10.00
Excess	$25,071	2.28%	$3,062	0.28%
(1) Based on risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” under FDIC guidelines. The amounts and corresponding ratios set forth in the table above for both “adequately capitalized” and “well capitalized” information are based upon Federal banking regulations. After the Bank entered into the Consent Order discussed in Note 11 below, the Bank is no longer regarded as “well capitalized” for federal regulatory purposes and will likely be reclassified as “adequately capitalized,” even though it currently has capital ratios that exceed the FDIC’s “well capitalized” guidelines.

Note 11 - Regulatory Matters

On July 20, 2010, the Board of Directors of Cascade Bank stipulated to the entry of a Consent Order with the FDIC and the Washington State DFI, effective July 21, 2010 (the “Consent Order”). Under the terms of the Consent Order, Cascade Bank cannot pay any cash dividends or make any payments to its shareholders without the prior written approval of the FDIC and the Washington DFI.

Other material provisions of the Consent Order require the Bank to:

•	review the qualifications of the Bank’s management;

•	provide the FDIC with 30 days written notice prior to adding any individual to the Board of Directors of the Bank or employing any individual as a senior executive officer;

•	increase director participation and supervision of Bank affairs;

•
develop a capital plan and increase Tier 1 leverage capital to 10% of the Bank’s total assets and increase total risk-based capital to 12% of the Bank’s risk-weighted assets within 120 days, and maintain such capital levels, in addition to maintaining a fully funded allowance for loan losses satisfactory to the regulators;

•
eliminate from its books, by charge-off or collection, all loans classified “loss” and all amounts in excess of the fair value of the underlying collateral for assets classified “doubtful” in the Report of Visitation dated February 16, 2010 that have not been previously collected or charged-off, by July 30, 2010;

•
reduce the amount of loans classified “substandard” and “doubtful” in the Report of Visitation that have not previously been charged off to not more than 130% of the Bank’s Tier 1 capital and allowance for loan losses, within 180 days;

•
eventually reduce the total of all adversely classified loans by collection, charge-off or sufficiently improving the quality of adversely classified loans to warrant removing any adverse classification, as determined by the regulators;

•
formulate a written plan to reduce the Bank’s levels of nonperforming assets and/or assets listed for “special mention” by the Bank to an acceptable level and to reduce the Bank’s concentrations in commercial real estate and acquisition, development and construction loans;

•
develop a 3-year strategic plan and budget with specific goals for total loans, total investment securities and total deposits, and improvements in profitability and net interest margin, and reduction of overhead expenses;

•	submit a written plan for eliminating the Bank’s reliance on brokered deposits, in compliance with FDIC’s rules;

•
eliminate and/or correct all violations of law set forth in the Report of Visitation and the Report of Examination dated May 18, 2009, and ensure future compliance with all applicable laws and regulations;

•
implement a comprehensive policy for determining the adequacy of the allowance for loan losses satisfactory to the regulators and remedy any deficiency in the allowance in the calendar quarter discovered by a change to current operating earnings;

•	refrain from extending additional credit with respect to loans charged-off or classified as “loss” and uncollected;

•
refrain from extending additional credit with respect to other adversely classified loans, without the prior approval of a majority of the directors on the Bank Board or its loan committee, and without first collecting all past due interest;

•	implement a liquidity and funds management policy to reduce the Bank’s reliance on brokered deposits and other non-core funding sources; and

•	prepare and submit progress reports to the FDIC and the Washington DFI.

The Consent Order will remain in effect until modified or terminated by the FDIC and the Washington State DFI. The foregoing description of the Consent Order does not purport to be complete and is qualified in its entirety by reference to the complete copy of the document attached as Exhibit 10.1 to the Form 8-K filed by Cascade with the SEC on July 21, 2010.

The Board of Directors of Cascade Bank are committed to taking all actions necessary to meet each of the requirements of the Consent Order. On the date the Consent Order was signed, the Board of Directors explained to the FDIC and the Washington State DFI representatives that market forces governing capital availability might not allow realization of the targeted capital ratios within the stipulated timeframes in spite of the efforts of the Board of Directors and management.  The regulators indicated that they fully realized that the timeframes might not be achievable, but expected the Directors and management to make good faith efforts to achieve the required ratios within a reasonable period of time.

It is also expected that the Corporation will enter into a similar Order with the Federal Reserve Bank of San Francisco. In light of these developments, the Corporation is actively engaging in efforts to raise additional capital.

Note 12 - Stock-based Compensation

Compensation expense related to stock-based compensation was $14,000 and $27,000 for the three months ended June 30, 2010 and 2009, respectively. This expense is the result of the vesting of stock options previously granted but unexercised. For the six months ended June 30, 2010 and 2009, compensation expense related to stock-based compensation was $30,000 and $87,000, respectively. No stock options were granted in the six months ended June 30, 2010.

Changes in total options outstanding for the six months ended June 30, 2010, are as follows:
	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2009	647,976	$10.46	4.11	$-
Granted	-	-
Exercised	-	-
Forfeited/canceled	61,204	9.06
Outstanding on March 31, 2010	586,772	$10.61	3.92	$-
Granted	-	-
Exercised	-	-
Forfeited/canceled	71,272	12.21
Outstanding on June 30, 2010	515,500	$10.38	3.64	$-

Exercisable on June 30, 2010	437,070	$9.84	3.00	$-

The unrecognized share-based compensation cost on unvested options at June 30, 2010, was $74,418, which will be recognized over the remaining average requisite service period of the options which is approximately two years.

Options were granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options are granted. The options granted have a term of ten years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. The Bank has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The total options authorized at June 30, 2010, were 1,047,020.

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

The following table presents a summary of the fair value of the Corporation’s financial instruments:
	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$161,591	$161,591	$145,595	$145,595
Securities available-for-sale	303,064	303,064	227,805	227,805
Securities held-to-maturity	21,849	22,776	36,177	36,494
FHLB stock	11,920	11,920	11,920	11,920
Loans, net	1,077,582	1,036,366	1,173,213	1,074,697
BOLI	25,012	25,012	24,522	24,522
REO	40,463	40,463	18,842	18,842

Financial liabilities
Deposit accounts	$1,182,955	$1,167,518	$1,139,774	$1,116,840
FHLB advances	239,000	266,098	239,000	261,217
FRB TAF borrowings	-	-	20,000	20,000
Securities sold under agreements to repurchase	145,420	180,974	145,410	174,700
Junior subordinated debentures	15,465	8,079	15,465	8,079
Junior subordinated debentures, fair value	3,341	3,341	3,341	3,341

The fair value of assets and liabilities included in the table were determined as follows:

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

Loans
Fair values are estimated using current market interest rates to discount future cash flows for each of the different loan types. Interest rates used to discount the cash flows are based on published current market rates for similar products. Prepayment rates are based on expected future prepayment rates, or, where appropriate and available, market prepayment rates. In addition to the yield adjustment noted above, the Bank also includes a credit adjustment to determine the fair value of loans. The credit adjustment applies discounts to loans based upon type of loan and current loan classifications. The majority of impaired loans are individually reviewed and an impairment determined based on current appraisals.

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

The Corporation applied fair value accounting to the junior subordinated debentures issued by Cascade Capital Trust I. The change in fair market value of the junior subordinated debentures is recorded as a component of other income. During the fourth quarter of 2009, FDIC restrictions prohibited dividend payments from the Bank to the holding company, which in turn led the Corporation to defer the payment of interest on the Trust Preferred Securities. The Corporation continues to accrue these payments and expects to resume cumulative payments on these securities upon FDIC approval. Because of the dividend suspension, combined with losses and regulatory actions which have reduced the Corporations credit rating the Corporation’s $10.0 million par junior subordinated debentures declined significantly as of December 31, 2009, reducing the carrying value to $3.3 million, with the difference recorded as a $7.2 million gain for the year.  The Corporation determined the fair value for Cascade Capital Trust I by calculating the net present value of the Trust’s expected cash flows. The discount rate used was the rate of 20 year U.S. Treasury Notes (the approximate remaining maturity) as of December 31, 2009, plus a credit spread developed by reviewing a number of other similar issues, plus a liquidity premium of 500 basis points due to the size of the Corporation and the issue. As with similar bonds, the bonds were assumed to be outstanding until maturity. The derived rate was 24.70% as of June 30, 2010 and December 31, 2009. The valuation is considered a Level 3 measurement. For the three and six months ended June 30, 2010, there was no change in the fair value of the junior subordinated debentures.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

(Dollars in thousands)	Fair Value at June 30, 2010
Assets	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	$33,943	$-	$33,943
Agency notes & bonds	-	143,026	-	143,026
US Treasury notes	-	115,774	-	115,774
FDIC guaranteed debt	10,321	-	-	10,321
Total	$10,321	$292,743	$-	$303,064

Liabilities	Level 1	Level 2	Level 3	Total
Junior subordinated debentures	$-	$-	$3,341	$3,341
Total	$-	$-	$3,341	$3,341

(Dollars in thousands)	Fair Value at December 31, 2009
Assets	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	$41,280	$-	$41,280
Agency notes & bonds	-	186,525	-	186,525
Total	$-	$227,805	$-	$227,805

Liabilities	Level 1	Level 2	Level 3	Total
Junior subordinated debentures	$-	$-	$3,341	$3,341
Total	$-	$-	$3,341	$3,341

The following table presents the total fair value adjustments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Assets
Mortgage-backed securities	$879	$(443)	$1,167	$214
Agency notes & bonds	3,113	(2,706)	6,471	(2,255)
FDIC guaranteed debt	20	94	20	94
Total	$4,012	$(3,055)	$7,658	$(1,947)

Liabilities
Junior subordinated debentures	$-	$12	$-	$1,802
Total	$-	$12	$-	$1,802

The change in fair market value of the junior subordinated debentures is recorded as a component of non-operating income. The following table presents the fair value adjustments for the junior subordinated debentures, which use significant unobservable inputs (Level 3) for the periods presented.

	Fair value measurements using significant unobservable inputs (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Beginning balance	$3,341	$8,720	$3,341	$10,510
Total gains recognized	-	(12)	-	(1,802)
Ending balance	$3,341	$8,708	$3,341	$8,708

The following table presents the balance of assets measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009.

(Dollars in thousands)	Fair Value at June 30, 2010
Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$125,151	$125,151
REO(2)	-	-	40,463	40,463
Total	$-	$-	$165,614	$165,614

(Dollars in thousands)	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$177,317	$177,317
REO(2)	-	-	18,842	18,842
Total	$-	$-	$196,159	$196,159

(1)	Impaired loans include loans on nonaccrual, classified doubtful, TDR and/or individually analyzed for impairment, adjusted by the impairment amount.
(2)	REO is disclosed at book balance, which approximates fair value.

The following table presents the total net losses resulting from nonrecurring fair value adjustments for the periods presented:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Description	2010	2009	2010	2009
Impaired loans (1)	$16,663	$23,216	$53,905	$29,296
REO(2)	3,595	1,225	4,292	1,279
Total	$20,258	$24,441	$58,197	$30,575

(1)	Total gains/losses for loans includes the actual impairment amount, plus the allowance for loan loss write downs during the quarter for those loans considered impaired.
(2)	Losses for REO are the net losses recognized during the quarter.

Note 14 - Commitments and Contingencies

(a) Lease Commitments

The Bank leases space for various branches. These leases run for a period ranging from 2 to 10 years and allow for established rent increases each year. Generally, these leases require the Bank to pay all taxes, maintenance and utility costs, as well as maintain certain types of insurance.

Rent expense for the three months ended June 30, 2010 was $228,000 compared to $227,000 for the three months ended June 30, 2009. Rent expense was $458,000 and $438,000 for the six months ended June 30, 2010 and June 30, 2009, respectively.

(b) Loan Commitments

At June 30, 2010, the Bank had outstanding commitments to grant loans of $2.5 million compared to $11.1 million at December 31, 2009, which included non-mandatory forward commitments totaling $608,000 and $479,000 to sell loans into the secondary market at June 30, 2010 and December 31, 2009, respectively.

Commitments to extend credit under lines of credit/loans in process are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Unfunded commitments totaled $105.1 million at June 30, 2010, and $122.7 million at December 31, 2009.  Commitments generally have fixed maturity dates.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, other real estate including residential, multifamily and land, and income-producing commercial properties.

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

             The Bank did not incur any losses on its commitments in 2010 or 2009.

At June 30, 2010 and December 31, 2009, the following financial instruments with off-balance sheet risk were outstanding:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Commitments to grant loans	$2,453	$11,145
Unfunded commitments under lines of credit/loans in process	105,113	122,714
Standby letters of credit and financial guarantees written	1,803	1,695
Unused commitments on bankcards	13,617	13,621
Total	$122,986	$149,175

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

(d) Loss Contingencies

The Bank has $50.0 million in repurchase agreements which have provisions allowing the agreements to be terminated by our counterparty. While the Bank has received no indication that the repurchase transactions will be terminated prior to maturity and the transactions are well secured by securities pledged to the counterparty, management believes that the likelihood of termination of the agreements is reasonably possible. If these repurchase agreements had been terminated in July 2010, the termination fee would have been approximately $12.2 million.

(e) Significant Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within our loan portfolio, thereby exposing the Bank to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments. At June 30, 2010, the Bank’s most significant concentration of credit risk was in loans secured by commercial real estate. These loans totaled approximately $685.0 million or 62% of Cascade’s loan portfolio.  Construction loans, land acquisition and development loans, commercial real estate loans and multifamily loans are included in the total of loans secured by commercial real estate for purposes of this calculation.  There has been deterioration in the real estate market over the last two years which has led to an increase in nonperforming loans and the allowance for loan losses.

At June 30, 2010, the Bank’s most significant investment concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. The Bank’s exposure, which results from positions in securities issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $320.7 million, or 95% of the Bank’s total investment portfolio at June 30, 2010.

 (f) Regulatory Examinations

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation’s operations. The information contained in this section should be read with the unaudited Consolidated Financial Statements and accompanying notes included in this Quarterly Report, and the December 31, 2009 audited Consolidated Financial Statements and accompanying notes included in our recent Annual Report on Form 10-K.

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

General

Cascade Financial Corporation (the Corporation) is a bank holding company incorporated in the state of Washington in 2003. At June 30, 2010, the Corporation’s wholly-owned subsidiaries were Cascade Bank (Cascade or the Bank), Colby Real Estate, LLC and 2011 Yale Avenue East, LLC, both subsidiaries opened by the Bank to hold real estate owned properties, and Cascade Capital Trust I, II, and III. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington, 98201. The telephone number is (425) 339-5500 and the website is www.cascadebank.com. Information on the website is not part of this Report.

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

The Corporation conducts its business from its main office in Everett, Washington, and 21 other full-service offices in the greater Puget Sound region. At June 30, 2010, the Corporation had total assets of $1.68 billion, total deposits of $1.18 billion and total equity of $83.8 million.

On July 20, 2010, the Board of Directors of Cascade Bank stipulated to the entry of a Consent Order with the FDIC and Washington State DFI, effective July 21, 2010.  Under the Order, Cascade Bank is required, among other things, to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 capital to 10% and Risk Based Capital to 12% within 120 days. See Stockholders’ Equity and Regulatory Matters for more information regarding the Consent Order.

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

Investment Securities
The Bank classifies its investments as available-for-sale or held-to-maturity. Available-for-sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in earnings. Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI), taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that the Bank will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that the Bank will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security, and it is not likely that the Bank will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income. Impairment losses related to all other factors are presented as separate categories within other comprehensive income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Allowance for Loan Losses
The Bank reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, and other information in order to make the necessary judgments as to the appropriateness of the provision for loan losses and the allowance for loan losses. The Bank also uses qualitative factors to analyze the adequacy of the loan loss allowance. Factors such as regional/local economic trends, the health of the real estate market, loan and collateral concentrations, size of borrowing relationships, trends in loan delinquencies and charge-offs and changes in loan classifications are included in the Bank’s analysis of the allowance for loan losses. Management has also included an additional management judgment factor where deemed appropriate.

Loan losses are charged-off against the allowance when management confirms the uncollectibility of a loan balance and the liquidation value of the collateral is less than the amount of the loan. The Bank believes that the allowance for loan losses is adequate to cover probable losses inherent in its loan portfolio. However, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed the estimates.

Real Estate Owned (REO)
Real estate owned includes real estate acquired in settlement of loans. Real estate owned is recorded at the lower of cost or fair value, based upon an appraisal, less estimated costs to sell. Developments and improvements related to the property are capitalized. Any losses recorded at the time a foreclosure occurs is classified as a charge-off against the allowance for loan losses. Losses that result from the ongoing periodic valuation of these properties, are charged to expense in the period identified.

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

The Corporation uses an estimate of future earnings, an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At March 31, 2010, the Corporation assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. The Corporation determined that the negative evidence associated with cumulative losses, entering into a Consent Order with its regulators, and credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, the Corporation established a valuation allowance of $13.6 million against its deferred tax asset. The Corporation added $2.2 million to the allowance during the quarter ended June 30, 2010, to offset the tax carryforward benefits that were recorded as a result of the quarterly loss.  At March 31, 2010, the Corporation had recorded a $13.4 million income tax receivable which represented refunds of taxes to be realized in the current year through loss carrybacks to prior tax years. The Corporation filed its 2009 tax return and amended returns for prior years during the first quarter of 2010 and received $13.4 million in tax refunds during the quarter ended June 30, 2010.

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

All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy that gives the highest ranking to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted prices for similar assets; (ii) observable inputs for the asset or liability, such as interest rates or yield curves; or (iii) inputs derived principally from, or corroborated by, observable market data.

Goodwill Impairment
Impairment analysis of the fair value of goodwill involves a substantial amount of judgment. Under ASC Topic 350, Intangibles – Goodwill and Other Intangibles, during the second quarter of 2010 the Corporation analyzed its goodwill to determine whether, and to what extent, its goodwill asset was impaired. The goodwill impairment test includes two steps. Step 1, used to identify potential impairment, compares the estimated fair value of the Corporation with its carrying amount including goodwill. Step 1 inputs used to determine the implied fair value of the Corporation include the quoted market price of the Corporation’s common stock, market prices of common stocks of other banking organizations, common stock trading multiples, and inputs from comparable transactions. In the Step 1 analysis, the carrying amount exceeded its estimated fair value and the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment test compared the implied estimated fair value of goodwill with the carrying amount of the currently recorded goodwill. The Step 2 analysis indicated that the implied fair value of the goodwill was less than the carrying value of goodwill. As a result of the analysis, the Corporation wrote off the remaining balance of its goodwill at June 30, 2010.

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2010	2009	2010	2009
Return on average assets (2)	(5.85)%	(5.47)%	(6.79)%	(3.40)%
Return on average common equity (1)(2)	(187.06)	(83.14)	(154.71)	(47.92)
Average stockholders’ equity to average assets	5.32	8.86	6.57	9.37
Other expenses to average assets (1)	3.06	2.71	4.13	3.76
Efficiency ratio	193.57	166.42	140.50	108.97
Efficiency ratio (excluding goodwill impairment & OTTI charge) (3)	96.71	76.60	88.76	63.79

(1) Annualized
(2) Excludes preferred stock.
(3) Non-GAAP measurement: excludes a goodwill impairment charge of $12.9 million and $11.7 million for the three and six months ended June 30, 2010 and 2009, respectively and an OTTI charge of $858,000 for the six months ended June 30, 2009.

CHANGES IN FINANCIAL CONDITION

General

Total assets decreased 2% or $26.1 million to $1.68 billion at June 30, 2010, compared to $1.70 billion at December 31, 2009. Net loans, i.e. net of deferred loan fees and the allowance for loan losses, decreased 8% or $95.6 million to $1.08 billion at June 30, 2010, from $1.17 billion at December 31, 2009.

Interest-earning deposits, which were all held at the Federal Reserve Bank, increased to $157.1 million as of June 30, 2010 compared to $141.6 million as of December 31, 2009. Cash in banks increased to $4.5 million at June 30, 2010 from $4.0 million at December 31, 2009.

Investment Securities

Total securities increased by $60.9 million to $336.8 million as of June 30, 2010.  Securities designated as available-for-sale increased to $303.1 million at June 30, 2010, versus $227.8 million at December 31, 2009. Securities designated as held-to-maturity decreased to $21.8 million at June 30, 2010, from $36.2 million at December 31, 2009. FHLB stock was $11.9 million at June 30, 2010 and December 31, 2009. The securities in both portfolios consist of notes and mortgage-backed securities issued by U.S. government sponsored enterprises (GSE), including consolidated obligations of the Federal Home Loan Bank and Federal Farm Credit Bank systems and direct obligations of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. There were no investment securities that were backed by subprime loans and all investments received the highest credit rating from at least one of the major rating agencies.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities at the dates indicated.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Mortgage-backed securities	$32,493	$33,943	$40,997	$41,280
Agency notes & bonds	138,833	143,026	188,585	186,525
US Treasury notes	115,556	115,774	-	-
FDIC guaranteed debt	10,300	10,321	-	-
Total	$297,182	$303,064	$229,582	$227,805

(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
Mortgage-backed securities	$21,074	$22,001	$15,405	$15,909
Agency notes & bonds	-	–	19,997	19,810
Junior subordinated debentures	775	775	775	775
Total	$21,849	$22,776	$36,177	$36,494

Certain securities shown above currently have fair values less than amortized cost, and therefore, contain unrealized losses. As of June 30, 2010, there were securities with a fair value of $5.4 million, which had unrealized losses of $69,000. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates and/or the widening of market spreads subsequent to the initial purchase of the securities or to disruptions to credit markets. Since all these securities are rated AAA, this temporary impairment is not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

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

At June 30, 2010, the Bank had 119,203 shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to FHLB member institutions and can only be purchased and redeemed at par. Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.

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

Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based upon an analysis by Standard and Poors regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), the FHLB system can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB System. The Bank has determined there is no other-than-temporary impairment on the FHLB stock investment as of June 30, 2010.

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

Residential loans held in the Bank’s portfolio are secured by single family residences. The Bank also originates longer term fixed rate residential loans, and sells many of those loans into the secondary market on a best efforts, servicing released basis. Beginning in 2009, the Bank has originated and holds loans generated under its Builder Loan Program, which offers attractive terms to qualified buyers of houses from builders financed by the Bank. As of June 30, 2010, the Bank held $81.4 million of these loans. Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential, i.e. automobiles, credit cards or boats.

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands) Loans	June 30, 2010	% of Portfolio	December 31, 2009	% of Portfolio
Business	$437,516	39.5%	$469,196	39.0%
R/E construction(1)
Spec construction	45,099	4.1	59,360	4.9
Land acquisition & development/land	74,119	6.7	146,164	12.2
Multifamily/custom construction	11,258	1.0	18,923	1.6
Commercial R/E construction	26,338	2.4	32,470	2.7
Total R/E construction	156,814	14.2	256,917	21.4
Commercial R/E	184,223	16.6	183,286	15.2
Multifamily	94,325	8.5	82,418	6.9
Home equity/consumer	31,879	2.9	31,738	2.6
Residential(2)	203,138	18.3	179,133	14.9
Total loans	$1,107,895	100.0%	$1,202,688	100.0%
Deferred loan fees	(4,255)		(3,575)
Allowance for loan losses	(26,058)		(25,900)
Loans, net	$1,077,582		$1,173,213

(1)	Real estate construction loans are net of loans in process.
(2)	Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

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

In order to proactively address credit quality issues within its loan portfolios, Cascade has added resources to its Credit Administration and Special Assets departments to address the increased volume of classified assets. Generally, when a loan becomes classified, the relationship is transferred to Cascade’s Special Assets department. Cascade actively engages the borrower and guarantor to determine a course of action. Current financial information is requested from the borrower(s) and guarantor(s) and updated collateral values are requested. If the loan is secured by real estate, updated title information is obtained to determine the status of encumbrances on the collateral. When possible, Cascade requires the borrower to provide additional collateral or capital. In conjunction with the receipt of additional collateral, Cascade will sometimes modify the terms of the loan. Often the new modified terms of the loan are consistent with terms that Cascade would offer a new borrower. If the modification of terms is considered concessionary, Cascade classifies the loan as a troubled debt restructuring.

Cascade also may consider allowing a borrower to sell the underlying collateral for less than the outstanding balance on the loan if the current collateral evaluation supports the offer price. In such situations, Cascade often requires the borrower to sign a new note for the resulting deficiency or to bring cash to closing. In some situations, Cascade releases the collateral only in a sale transaction, preserving its right to seek monetary judgments against the borrowers and guarantors.

Delinquencies.  A report containing delinquencies of all loans is reviewed frequently by management and the Board of Directors. Actions on delinquent loans are taken based upon the particular circumstance of each loan. The Bank’s general procedures provide that when a loan becomes delinquent, the borrower is contacted, usually by phone, within 30 days. When the loan is over 30 days delinquent, the borrower is typically contacted in writing. Generally, the Bank will initiate foreclosure or other corrective action against the borrower when principal and interest become 90 days or more delinquent. In most cases, interest income is reduced by the full amount of accrued and uncollected interest on loans once they become 90 days delinquent, go into foreclosure or are otherwise determined to be uncollectible. Once interest has been paid to date, the borrower establishes six months of timely repayment performance, and management considers the loan fully collectable, it is returned to accrual status. An allowance for loss is established when, in the opinion of management, the fair value less sales costs of the property collateralizing the loan is less than the outstanding principal and the collectability of the loan’s principal becomes uncertain. It is intended that the Bank’s allowance for loan losses be adequate to cover known potential and reasonably estimated unknown losses. At June 30, 2010 and December 31, 2009, the Bank had $69.8 million and $106.1 million, respectively, of loans held on a nonaccrual basis.

Total loans decreased by $94.8 million to $1.11 billion from December 31, 2009 to June 30, 2010.  Payments and payoffs totaled $164.0 million for the six month period and offset $151.5 million in additional loan growth, most of which was due to advances on existing commercial and construction loans.  Total loans were further reduced by charge-offs of $43.6 million and $36.5 million in transfers to REO.

The following table presents the change in the Bank’s loan portfolio from December 31, 2009 to June 30, 2010.

(Dollars in thousands) Loans	Balance at June 30, 2010	Additions/ Advances	Payments/ Payoffs	Reclassifi- cations	Charge- offs (1)	Transfers to REO	Transfers to Notes Receivable	Balance at December 31, 2009
Business	$437,516	$82,125	$(105,181)	$21	$(5,860)	$(560)	$(2,225)	$469,196
R/E construction	156,814	23,519	(41,333)	(9,413)	(37,136)	(35,740)	-	256,917
Commercial R/E	184,223	2,020	(1,410)	554	(227)	-	-	183,286
Multifamily	94,325	4,250	(1,233)	8,890	-	-	-	82,418
Home equity/consumer	31,879	4,286	(3,935)	(52)	(158)	-	-	31,738
Residential	203,138	35,266	(10,852)	-	(245)	(164)	-	179,133
Total loans	$1,107,895	$151,466	$(163,944)	$-	$(43,626)	$(36,464)	$(2,225)	$1,202,688
Deferred loan fees	(4,255)	(680)	-	-	-	-	-	(3,575)
Allowance for loan losses	(26,058)	(43,015)	-	(9)	42,866	-	-	(25,900)
Loans, net	$1,077,582	$107,771	$(163,944)	$(9)	$(760)	$(36,464)	$(2,225)	$1,173,213

(1) Loan charge-off detail excludes negative now accounts totaling $130,000,and recoveries of $890,000

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

At June 30, 2010, the allowance for loan losses was $26.1 million (2.35% of total loans) compared to $25.9 million (2.15% of total loans) at December 31, 2009. During the second quarter of 2010, the Corporation added $11.7 million to the allowance and $43.0 million for the first six months of 2010. The valuation reserve for off-balance sheet commitments was $60,000 at June 30, 2010 and $69,000 at December 31, 2009. The total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was $26.1 million (2.36% of total loans) as of June 30, 2010 compared to $26.0 million (2.16% of total loans) as of December 31, 2009.

Activity in the allowance for loan losses during the second quarter included a provision expense of $11.7 million and net charge-offs of $11.7 million. The charge-offs during the quarter were primarily related to land acquisition and development/land loans and business loans, which accounted for $12.1 million in charge-offs.

Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on loans; however, there is no guarantee that management’s estimate will be sufficient to cover actual loan losses.

The following table sets forth information regarding changes in the Bank’s allowance for loan losses for the periods presented.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for Loan Losses	2010	2009	2010	2009
Balance at beginning of period	$26,003	$25,020	$25,900	$16,439
Charge-Offs
Business	(5,150)	(164)	(5,860)	(595)
Construction/land	(6,938)	(18,523)	(37,135)	(23,295)
Commercial R/E	(227)	-	(227)	-
Residential	(2)	-	(245)	-
Consumer and other	(170)	(258)	(289)	(378)
Recoveries	808	99	890	123
Net charge-offs	(11,679)	(18,846)	(42,866)	(24,145)
Provision for loan losses	11,725	18,300	43,015	32,175
Transfers from off-balance commitments	9	16	9	21
Balance at end of period	$26,058	$24,490	$26,058	$24,490

Average total loans	$1,134,477	$1,247,475	$1,165,114	$1,253,370
Nonperforming loans	69,824	114,449	69,824	114,449

Ratio of net charge-offs during the period to average total loans	1.03%	1.51%	3.68%	1.93%
Ratio of allowance for loan losses to average total loans	2.30	1.96	2.24	1.95
Ratio of allowance for loan losses to total loans	2.35	2.00	2.35	2.00
Coverage ratio	37.32	21.40	37.32	21.40

At June 30, 2010, the allowance for loan losses was 37.32% of total nonperforming loans (coverage ratio) compared to 21.40% at June 30, 2009. The increase in the coverage ratio for the current period was mainly due to the decrease in nonperforming loans. Nonperforming loans decreased 39% from $114.4 million at June 30, 2009 to $69.8 million at June 30 2010.  During the same period the allowance for loan losses increased 6% from $24.5 million to $26.1 million.  At June 30, 2010, nonperforming assets consisting of nonperforming (nonaccruing) loans and REO, totaled $110.3 million or 6.57% of total assets. Nonperforming assets totaled $122.3 million or 7.59% of total assets at June 30, 2009.

The following table presents information with respect to the Bank’s nonperforming assets and restructured loans at the dates indicated.

(Dollars in thousands) Nonperforming assets	June 30, 2010	December 31, 2009
Business	$6,715	$6,988
R/E construction
Spec construction	19,165	13,787
Land acquisition & development/land	19,305	65,120
Commercial R/E construction	-	6,477
Total R/E construction	38,470	85,384
Commercial R/E	24,126	12,581
Home equity/consumer	147	486
Residential	366	657
Total nonperforming loans	69,824	106,096
REO	40,463	18,842
Total nonperforming assets	$110,287	$124,938
Performing restructured loans (1)	$33,024	$26,635

Total nonperforming loans to total loans	6.30%	8.82%
Total nonperforming loans to total assets	4.16	6.22
Total nonperforming assets to total assets	6.57	7.33

(1) Includes impaired restructured loans.

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

Nonperforming loans decreased to $69.8 million at June 30, 2010, compared to $106.1 million at December 31, 2009. The decline is largely the result of a net decrease of $45.8 million in nonperforming land acquisition & development/land loans which decreased to $19.3 million at June 30 as compared to $65.1 million at December 31, 2009.

Additions to nonperforming loans were $64.0 million for the six month period including one commercial real estate loan totaling $12.2 million, two spec construction loans totaling $13.4 million and three land acquisition and development loans totaling $17.4 million.  These six loans accounted for approximately 72% of the additions that occurred during the period.  The commercial real estate loan is secured by a 31,000 square foot office building and commercially zoned land. The construction and land acquisition and development loans are secured by mostly completed residential developed lots and/or finished houses. All six loans have been individually reviewed for impairment. Additions to nonperforming loans during the period were offset by $18.0 million in paydowns, $43.6 million in charge-offs, $36.5 million in transfers to REO and $2.2 million in transfers to notes receivable. Charge-offs of $43.6 million were largely for land acquisition and development/land, which accounted for $31.9 million of the total charge-offs.

The following table shows the migration of nonperforming loans (NPLs) through the portfolio in each category for the period June 30, 2010 compared to December 31, 2009:

	On Loans Designated NPLs as of June 30, 2010
(Dollars in thousands) Nonperforming loans	Balance at June 30, 2010	Additions	Paydowns	Charge-offs	Transfers to REO	Transfers to Notes Receivable	Balance at December 31, 2009
Business	$6,715	$8,491	$(119)	$(5,860)	$(560)	$(2,225)	$6,988
R/E construction
Spec construction	19,165	23,454	(13,111)	(3,506)	(1,459)	-	13,787
Land acquisition & development/land	19,305	19,467	(3,868)	(31,878)	(29,536)	-	65,120
Commercial R/E construction	-	20	-	(1,752)	(4,745)	-	6,477
Total R/E construction	38,470	42,941	(16,979)	(37,136)	(35,740)	-	85,384
Commercial R/E	24,126	12,210	(438)	(227)	-	-	12,581
Home equity/consumer	147	17	(198)	(158)	-	-	486
Residential	366	369	(251)	(245)	(164)	-	657
Total nonperforming loans	$69,824	$64,028	$(17,985)	$(43,626)	$(36,464)	$(2,225)	$106,096

Most of the Bank’s nonperforming loans are individually analyzed for impairment. Impaired loans are those loans where, based on current information and events, it is probable that Cascade will be unable to collect all amounts due according to the contractual terms of the agreement. Additionally, troubled debt restructured loans, which had a modification of terms, are considered impaired.

The Bank conducts an ongoing evaluation of its adversely classified credits including monthly loan reviews, monitoring sales activity and obtaining updated appraisals on the properties collateralizing these loans, reviews of the real estate market in general, obtaining current financial statements from the borrowers and guarantors and assessing the general market trend. From this analysis, the Bank determines the amount of charge-offs or impairment for any particular loan. As of June 30, 2010, management believes that the Bank’s allowance for loan losses is adequate to support the level of adversely classified loans.

As of June 30, 2010, 25% of total real estate construction loans and 13% of commercial real estate loans are nonperforming. The other designated loan categories had no significant amounts of nonperforming loans compared to total loans outstanding in the respective categories.

The following table shows nonperforming loans versus total loans in each loan category:

(Dollars in thousands)	Balance at June 30, 2010	Nonperforming Loans (NPL)	NPL as a % of Loan Category
Business	$437,516	$6,715	2%
R/E Construction
Spec construction	45,099	19,165	42
Land acquisition & development/land	74,119	19,305	27
Multifamily/custom construction	11,258	-	0
Commercial R/E construction	26,338	-	0
Total R/E construction	156,814	38,470	25
Commercial R/E	184,223	24,126	13
Multifamily	94,325	-	0
Home equity/consumer	31,879	147	0
Residential	203,138	366	0
Total	$1,107,895	$69,824	6%

At June 30, 2010 and December 31, 2009, impaired loans totaled $130.3 million and $183.7 million, respectively. Included in the $130.3 million in impaired loans at June 30, 2010, are $69.8 million in nonperforming loans and $60.5 million in loans that are performing. Performing impaired loans include $33.0 million in loans that have been designated as troubled debt restructured (TDR) loans and are performing as agreed under the restructured notes. The allowance for loan losses allocated to total impaired loans was approximately $5.2 million and $6.4 million at June 30, 2010 and December 31, 2009, respectively.

Loans are classified as TDR when a modification of terms is processed by the Bank, for economic or legal reasons related to the debtor’s financial difficulty, at terms and conditions that the Bank would not otherwise consider. In some cases, the Bank has extended the interest-only period of a loan or allowed a borrower to make interest-only payments to assist the borrower while trying to sell the collateral securing the loan. Of the $46.6 million in total restructured loans at June 30, 2010, $33.0 million were current in their payments and accruing interest and $13.6 million were nonaccruing.

The following table shows TDR loans outstanding as of the date indicated:

(Dollars in thousands)	Balance at June 30, 2010	Balance at December 31, 2009
Troubled Debt Restructured Loans
Business	$3,584	$3,626
R/E construction
Spec construction	6,317	11,783
Land acquisition and development/land	7,486	14,118
Total R/E construction	13,803	25,901
Commercial R/E	21,032	20,441
Multifamily	5,638	-
Residential	2,568	1,896
Total	$46,625	$51,864

Loans categorized as substandard or doubtful are considered to be adversely classified. At June 30, 2010 and December 31, 2009, respectively, loans totaling $141.0 million and $208.1 million were adversely classified.

The Bank had no loans that were 90 days or more past due and still accruing interest at June 30, 2010.

Interest income reversed due to loans being placed on non-accrual totaled $63,000 for the three months ended June 30, 2010 and $375,000 for the six months ended June 30, 2010.

Real Estate Owned

REO consists of property acquired by the Bank through foreclosure and is carried at the lower of the estimated fair value or the principal balance of the foreclosed loans. REO totaled $40.5 million at June 30, 2010 compared to $18.8 million at December 31, 2009. REO as of June 30, 2010 consisted of $1.0 million in residential construction, $31.6 million in land acquisition and development/land, $2.1 million in condominium construction, $5.4 million in commercial real estate, and $341,000 in completed single-family residences.

The following table shows REO activity for the periods presented:

(Dollars in thousands) REO	Balance at June 30, 2010	Additions	Capitalized Costs	Paydowns/ Sales	Writedowns/ Losses	Balance at December 31, 2009
R/E construction
Residential construction	$1,029	$2,276	$2,261	$(6,257)	$(376)	$3,125
Land acquisition & development/land	31,606	28,883	1,275	(6,958)	(3,327)	11,733
Condominium construction	2,112	-	456	-	(432)	2,088
Total R/E construction	34,747	31,159	3,992	(13,215)	(4,135)	16,946
Commercial R/E	5,375	5,305	70	-	-	-
Residential	341	-	-	(1,398)	(157)	1,896
Total	$40,463	$36,464	$4,062	$(14,613)	$(4,292)	$18,842

Deposits

Total deposits increased by $43.2 million to $1.18 billion at June 30, 2010, compared to December 31, 2009. Total checking account balances decreased by $37.0 million between December 31, 2009 and June 30, 2010 primarily through the cross-sale and conversion of checking balances to money market accounts (MMDA) and CDs.

Savings and MMDA decreased $4.3 million to $128.8 million at June 30, 2010 compared to December 31, 2009 through the planned reduction of $8.8 million in public funds MMDA, mostly offset by an increase of $4.2 million in personal MMDA.

Total CDs increased $84.5 million to $646.2 million. Included in total CDs at June 30, 2010 was $144.3 million in brokered CDs compared to $163.0 million at December 31, 2009.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands) Deposits	June 30, 2010	% of Deposits	December 31, 2009	% of Deposits
Checking accounts	$407,934	34.5%	$444,922	39.0%
Savings & MMDA	128,803	10.9	133,130	11.7
CDs	646,218	54.6	561,722	49.3
Total deposits	$1,182,955	100.0%	$1,139,774	100.0%

FHLB Advances

The Bank uses Federal Home Loan Bank of Seattle (FHLB) advances to provide intermediate and longer term funding. At June 30, 2010, the Bank had $239.0 in FHLB advances, which was unchanged from December 31, 2009. Subject to its line of credit with the FHLB, the availability of eligible collateral, and within the parameters of the Bank’s liquidity management policy, the Bank will continue to use FHLB advances as a funding source.

Securities Sold Under Agreements to Repurchase

The Bank also uses repurchase agreements for funding. The Bank had repurchase agreements outstanding totaling $145.4 million at June 30, 2010 and December 31, 2009. The repurchase agreements consist of a series of transactions with maturity dates ranging from 2017 to 2022. The agreements have provisions that allow the lenders to periodically terminate the agreements. Termination dates typically occur once each quarter; however a portion of the agreements may not be terminated prior to December 2012, providing the Bank offers the lender additional securities in December 2010 and December 2011. Repurchase agreements totaling $50.0 million have provisions allowing the repurchase agreements to be terminated quarterly (in January, April, July and October) upon providing 2 days notice. While the Bank has received no indication that these repurchase agreements will be terminated prior to maturity, and the transactions are well secured by securities pledged to the counterparty, management believes that the likelihood of termination of the agreements is reasonably possible. If these repurchase agreements had been terminated in July 2010, the termination fee would have been approximately $12.2 million.

Junior Subordinated Debentures

In 2000, the Corporation issued $10.3 million in trust preferred securities, which are termed “junior subordinated debentures.” These junior subordinated debentures have a fixed rate of 11.0% and mature on March 1, 2030, but are callable at a premium beginning March 1, 2010. In December 2004, the Corporation issued an additional $5.2 million in junior subordinated debentures. These debentures had a fixed rate of 5.82% for the first five years and as of January 7, 2010, float at the three-month LIBOR plus 1.90% for the remaining twenty-five years. The rate payable on these debentures as of June 30, 2010 was 2.20%. The debentures are callable by the Corporation at par after the first five years. On March 30, 2006, the Corporation issued an additional $10.3 million in junior subordinated debentures. These debentures have an initial rate of 6.65% set for five years and then convert to a three-month LIBOR plus 1.40% for the remaining twenty-five years. The debentures are callable at par after five years. The Corporation’s junior subordinated debentures are considered Tier 1 capital by financial institution regulators.

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

Income Tax Provision

The Corporation recorded no federal income tax provision or benefit for the three months ended June 30, 2010 and a benefit of $5.6 million for the three months ended June 30, 2009.  The effective tax rates were 0% and 21% respectively, for the three month periods ending June 30, 2010 and 2009.  At March 31, 2010, the Corporation assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. The Corporation determined that the negative evidence associated with cumulative losses, the expectation of entering into a Consent Order with its regulators, and credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, the Corporation established a valuation allowance of $13.6 million against its deferred tax asset. The Corporation will not be able to recognize the tax benefits on current and future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

Stockholders’ Equity and Regulatory Matters

 Total stockholders’ equity decreased $50.7 million from $134.5 million at December 31, 2009 to $83.8 million at June 30, 2010. The decrease in equity was due to the net loss for the period. The loss was primarily due to the $43.0 million loan loss provision and the $12.9 million goodwill impairment charge that the Bank recorded during the six months ended June 30, 2010.

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

The Corporation is committed to managing capital for maximum stockholder benefit and maintaining protection for depositors and creditors. The Corporation manages various capital levels at both the holding company and subsidiary bank level to attempt to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors. The Bank’s capital ratios are above regulatory levels for well-capitalized banks with a risk-based capital ratio of 10.28% and a Tier 1 capital ratio of 5.84% as of June 30, 2010 but the Bank is no longer deemed to be well-capitalized for federal regulatory purposes as a result of the recently signed Consent Order discussed below.

Federal Reserve guidelines require the Corporation, on a consolidated basis, to maintain minimum levels of capital as well. At June 30, 2010, the Corporation's total risk-based capital to risk-weighted assets was 10.65%, compared to 12.82% at December 31, 2009.

The Bank continues to take steps to strengthen its capital position. Evaluation of the need to raise additional capital began in mid 2009, and in the fourth quarter of 2009, the Board of Directors retained an investment banking firm to assist in raising capital and deleveraging our balance sheet. The Bank’s ability to raise additional capital has been adversely affected by unfavorable conditions in the capital markets as well as its financial performance, and the Bank has not raised additional capital to date.

The Corporation had paid its shareholders a cash dividend on a quarterly basis since 2002. In June 2009, the Corporation announced that it would temporarily suspend its regular quarterly cash dividend on common stock to preserve capital.

Accumulated other comprehensive income increased to $5.2 million at June 30, 2010, compared to a $1.2 million deficit at December 31, 2009.

On July 21, 2010, Cascade Bank entered into a Consent Order with the FDIC and the Washington State DFI (the “Consent Order”). Under the terms of the Consent Order, Cascade Bank cannot pay any cash dividends or make any payments to its shareholders without the prior written approval of the FDIC and the Washington DFI. Other material provisions of the Consent Order require the Bank to:

•	review the qualifications of the Bank’s management;

•	provide the FDIC with 30 days written notice prior to adding any individual to the Board of Directors of the Bank or employing any individual as a senior executive officer;

•	increase director participation and supervision of Bank affairs;

•
develop a capital plan and increase Tier 1 leverage capital to 10% of the Bank’s total assets and increase total risk-based capital to 12% of the Bank’s risk-weighted assets within 120 days, and maintain such capital levels, in addition to maintaining a fully funded allowance for loan losses satisfactory to the regulators;

•
eliminate from its books, by charge-off or collection, all loans classified “loss” and all amounts in excess of the fair value of the underlying collateral for assets classified “doubtful” in the Report of Visitation dated February 16, 2010 that have not been previously collected or charged-off, by July 30, 2010;

•
reduce the amount of loans classified “substandard” and “doubtful” in the Report of Visitation that have not previously been charged off to not more than 130% of the Bank’s Tier 1 capital and allowance for loan losses, within 180 days;

•
eventually reduce the total of all adversely classified loans by collection, charge-off or sufficiently improving the quality of adversely classified loans to warrant removing any adverse classification, as determined by the regulators;

•
formulate a written plan to reduce the Bank’s levels of nonperforming assets and/or assets listed for “special mention” by the Bank to an acceptable level and to reduce the Bank’s concentrations in commercial real estate and acquisition, development and construction loans;

•
develop a 3-year strategic plan and budget with specific goals for total loans, total investment securities and total deposits, and improvements in profitability and net interest margin, and reduction of overhead expenses;

•	submit a written plan for eliminating the Bank’s reliance on brokered deposits, in compliance with FDIC’s rules;

•
eliminate and/or correct all violations of law set forth in the Report of Visitation and the Report of Examination dated May 18, 2009, and ensure future compliance with all applicable laws and regulations;

•
implement a comprehensive policy for determining the adequacy of the allowance for loan losses satisfactory to the regulators and remedy any deficiency in the allowance in the calendar quarter discovered by a change to current operating earnings;

•	refrain from extending additional credit with respect to loans charged-off or classified as “loss” and uncollected;

•
refrain from extending additional credit with respect to other adversely classified loans, without the prior approval of a majority of the directors on the Bank Board or its loan committee, and without first collecting all past due interest;

•	implement a liquidity and funds management policy to reduce the Bank’s reliance on brokered deposits and other non-core funding sources; and

•	prepare and submit progress reports to the FDIC and the Washington DFI.

The Consent Order will remain in effect until modified or terminated by the FDIC and the Washington State DFI. The foregoing description of the Consent Order does not purport to be complete and is qualified in its entirety by reference to the complete copy of the document attached as Exhibit 10.1 to the Form 8-K filed by Cascade with the SEC on July 21, 2010.

The Board of Directors of Cascade Bank are committed to taking all actions necessary to meet each of the requirements of the Consent Order. On the date the Consent Order was signed, the Board of Directors explained to the FDIC and the Washington State DFI representatives that market forces governing capital availability might not allow realization of the targeted capital ratios within the stipulated timeframes in spite of the efforts of the Board of Directors and management.  The regulators indicated that they fully realized that the timeframes might not be achievable, but expected the Directors and management to make good faith efforts to achieve the required ratios within a reasonable period of time.

It is also expected that the Corporation will enter into a similar Order with the Federal Reserve Bank of San Francisco. In light of these developments, the Corporation is actively engaging in efforts to raise additional capital.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

General

The Corporation had a net loss of $24.2 million for the three months ended June 30, 2010, compared to a net loss of $21.4 million for the three months ended June 30, 2009. Net loss attributable to common stockholders, which adjusts for the dividends and the accretion of the issuance discount on preferred stock paid to the U.S. Treasury, was $24.8 million or $2.02 per diluted common share compared to a net loss attributable to common stockholders of $22.0 million, or $1.82 per diluted common share, in the second quarter of 2009. Net loss for the six months ended June 30, 2010, was $56.3 million compared to $26.2 million during the comparable period in 2009. Loss available for common stockholders for the first half of 2010 was $57.5 million or $4.71 per diluted share compared to $27.4 million or $2.26 per diluted share for the first half of 2009.

Net Interest Income

Net interest income before the provision for loan losses decreased 13% or $1.4 million to $9.5 million for the three months ended June 30, 2010. Average interest-earning assets increased by $86.4 million or 6% to $1.53 billion for the three months ended June 30, 2010, compared to the same period in 2009 as a result of an increase in average interest-earning securities and deposits in other institutions, partially offset by a decline in average interest-earning loans. Average interest-earning investment securities and deposits increased $190.8 million to $472.2 million and average total interest-earning loans decreased $104.4 million to $1.05 billion for the three months ended June 30, 2010, compared to the same quarter of the prior year. Primarily due to the change in the mix of average interest-earning assets towards lower yielding investment securities and deposits in other institutions, the yield on earning assets declined 74 basis points to 4.89% for the three months ended June 30, 2010 as compared to 5.63% for the same period in 2009.  The cost of interest-bearing liabilities declined more slowly, a decline of 28 basis points, to 2.46% for the three months ended June 30, 2010 as compared to 2.74% for the same period in 2009, and resulted in a decline in the net interest spread for the quarter ending June 30, 2010 as compared to the same quarter a year earlier.

Net interest income before provision for loan losses decreased 13% or $2.8 million to $19.2 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Average interest-earning assets increased by $54.1 million or 3.7% to $1.52 billion for the six months ended June 30, 2010, compared to the same period in 2009. Average total interest-earning loans decreased $112.4 million to $1.07 billion. Average investment securities and deposits increased $166.5 million to $447.8 million for the six months ended June 30, 2010, compared to the same period in 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Average interest-earning assets	$1,527	$1,440	$1,519	$1,465
Average interest-bearing liabilities	1,493	1,375	1,483	1,379
Average interest-earning assets to average interest-bearing liabilities	102.26%	104.77%	102.45%	106.27%
Yield on interest-earning assets	4.89	5.63	5.01	5.73
Cost of interest-bearing liabilities	2.46	2.74	2.53	2.88
Net interest spread	2.43	2.89	2.48	2.85
Net interest margin	2.49	3.01	2.54	3.02

A 46 basis point decrease in the net interest spread and a decrease in the ratio of interest-earning assets to interest-bearing liabilities reduced the net interest margin 52 basis points to 2.49% for the three months ended June 30, 2010, compared to the same quarter the prior year. The net interest margin decreased 48 basis points to 2.54% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Average Balances and an Analysis of Average Rates Earned and Paid

The following tables show average balances and interest income or interest expense, with the resulting average yield or cost by category:

	Three months ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
Assets
Interest-earning assets
Residential loans	$194,747	$2,380	4.90%	$133,078	$1,953	5.89%
Multifamily loans	93,996	1,383	5.90	93,671	1,470	6.29
Commercial R/E loans	167,443	2,625	6.29	174,728	2,792	6.41
R/E construction loans	126,065	1,720	5.47	254,998	2,869	4.51
Home equity/consumer loans	31,635	528	6.69	30,875	495	6.43
Business loans	440,650	7,345	6.69	471,564	7,754	6.60
Total loans(1)	1,054,536	15,981	6.08	1,158,914	17,333	6.00
Securities available-for-sale	304,737	2,293	3.02	201,399	2,198	4.38
Securities held-to-maturity	23,986	274	4.58	55,105	674	4.91
Interest-earning deposits in other institutions	143,483	79	0.22	24,898	10	0.16
Total securities and interest-earning deposits	472,206	2,646	2.25	281,402	2,882	4.11
Total interest-earning assets	1,526,742	18,627	4.89	1,440,316	20,215	5.63
Noninterest-earning assets
Office properties and equipment, net	14,054			15,412
REO, net	40,231			9,146
Nonperforming loans	79,941			88,409
Other noninterest-earning assets	38,281			58,438
Total assets	$1,699,249			$1,611,721

Liabilities and stockholders’ equity
Interest-bearing liabilities
Savings accounts	$10,506	$7	0.27%	$9,949	$6	0.24%
Checking accounts	329,917	841	1.02	185,477	526	1.14
Money market accounts	126,750	261	0.83	127,833	303	0.95
Certificates of deposit	622,415	2,805	1.81	575,722	3,144	2.19
Total interest-bearing deposits	1,089,588	3,914	1.40	898,981	3,979	1.78
Other interest-bearing liabilities
FHLB advances	239,000	2,594	4.35	248,780	2,684	4.33
Securities sold under agreements to repurchase	145,556	2,148	5.92	151,041	2,160	5.74
Junior subordinated debentures payable	18,806	506	10.79	24,185	530	8.79
Other borrowings	-	-	-	51,758	39	0.30
Total interest-bearing liabilities	1,492,950	9,162	2.46	1,374,745	9,392	2.74
Other liabilities	115,961			94,115
Total liabilities	1,608,911			1,468,860
Stockholders’ equity	90,338			142,861
Total liabilities and stockholders’ equity	$1,699,249			$1,611,721

Net interest income (2)		$9,465			$10,823
Interest rate spread (3)			2.43%			2.89%
Net interest margin (4)		2.49%			3.01%
Average interest-earning assets to average interest-bearing liabilities	102.26%			104.77%

(1)  Does not include interest or balances on loans 90 days or more past due that are classified as nonaccruing.
(2)  Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(3)  Total interest-earning assets yield less total interest-bearing liabilities cost.
(4)  Net interest income as an annualized percentage of total interest-earning assets.

	Six months ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
Assets
Interest-earning assets
Residential loans	$188,684	$4,588	4.90%	$130,031	$3,810	5.91%
Multifamily loans	89,811	2,756	6.19	90,751	2,826	6.28
Commercial R/E loans	169,092	5,277	6.29	156,394	5,086	6.56
R/E construction loans	145,976	3,740	5.17	301,067	7,244	4.85
Home equity/consumer loans	31,417	1,050	6.74	30,881	996	6.50
Business loans	446,625	14,736	6.65	474,877	15,586	6.62
Total loans(1)	1,071,605	32,147	6.05	1,184,001	35,548	6.05
Securities available-for-sale	274,259	4,765	3.50	178,469	4,074	4.60
Securities held-to-maturity	31,579	691	4.41	75,949	1,984	5.27
Interest-earning deposits in other institutions	141,991	155	0.22	26,949	20	0.15
Total securities and interest-earning deposits	447,829	5,611	2.53	281,367	6,078	4.36
Total interest-earning assets	1,519,434	37,758	5.01	1,465,368	41,626	5.73
Noninterest-earning assets
Office properties and equipment, net	14,197			15,490
REO, net	29,410			5,345
Nonperforming loans	93,508			69,368
Other noninterest-earning assets	51,049			67,384
Total assets	$1,707,598			$1,622,955

Liabilities and stockholders’ equity
Interest-bearing liabilities
Savings accounts	$10,116	$12	0.24%	$10,097	$12	0.24%
Checking accounts	349,280	2,087	1.20	157,402	978	1.25
Money market accounts	124,298	530	0.86	150,664	792	1.06
Certificates of deposit	594,549	5,535	1.88	576,680	7,153	2.50
Total interest-bearing deposits	1,078,243	8,164	1.53	894,843	8,935	2.01
Other interest-bearing liabilities
FHLB advances	239,000	5,159	4.35	248,889	5,340	4.33
Securities sold under agreements to repurchase	145,579	4,280	5.93	149,684	4,261	5.74
Junior subordinated debentures payable	18,806	1,001	10.73	25,065	1,060	8.53
Other borrowings	1,437	2	0.28	60,443	87	0.29
Total interest-bearing liabilities	1,483,065	18,606	2.53	1,378,924	19,683	2.88
Other liabilities	112,401			92,025
Total liabilities	1,595,466			1,470,949
Stockholders’ equity	112,132			152,006
Total liabilities and stockholders’ equity	$1,707,598			$1,622,955

Net interest income (2)		$19,152			$21,943
Interest rate spread (3)			2.48%			2.85%
Net interest margin (4)		2.54%			3.02%
Average interest-earning assets to average interest-bearing liabilities	102.45%			106.27%

(1) Does not include interest or balances on loans 90 days or more past due that are classified as nonaccruing.
(2) Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(3) Total interest-earning assets yield less total interest-bearing liabilities cost.
(4) Net interest income as an annualized percentage of total interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on net interest income of the Corporation. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume mix (change in rate multiplied by change in volume).

	Three months ended June 30, 2010 compared to three months ended June 30, 2009 Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(328)	$908	$(153)	$427
Multifamily loans	(92)	5	-	(87)
Commercial R/E loans	(53)	(117)	3	(167)
R/E construction loans	612	(1,455)	(306)	(1,149)
Home equity/consumer loans	20	12	1	33
Business loans	108	(510)	(7)	(409)
Total loans	267	(1,157)	(462)	(1,352)
Securities available-for-sale	(684)	1,131	(352)	95
Securities held-to-maturity	(45)	(382)	27	(400)
Interest-earning deposits in other institutions	4	48	17	69
Total securities and interest-earning deposits	(725)	797	(308)	(236)
Total net change in income on interest-earning assets	$(458)	$(360)	$(770)	$(1,588)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$1	$-	$-	$1
Checking accounts	(53)	411	(43)	315
Money market accounts	(40)	(3)	1	(42)
Certificates of Deposit	(551)	256	(44)	(339)
Total deposits	(643)	664	(86)	(65)
FHLB advances	16	(106)	-	(90)
Securities sold under agreements to repurchase	69	(79)	(2)	(12)
Junior subordinated debentures payable	121	(118)	(27)	(24)
Other borrowings	(7)	(39)	7	(39)
Total net change in expenses on interest-bearing liabilities	(444)	322	(108)	(230)
Net change in net interest income	$(14)	$(682)	$(662)	$(1,358)

	Six months ended June 30, 2010 compared to Six months ended June 30, 2009 Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(653)	$1,733	$(302)	$778
Multifamily loans	(41)	(29)	-	(70)
Commercial R/E loans	(207)	416	(18)	191
R/E construction loans	473	(3,762)	(215)	(3,504)
Home equity/consumer loans	36	17	1	54
Business loans	82	(935)	3	(850)
Total loans	(310)	(2,560)	(531)	(3,401)
Securities available-for-sale	(981)	2,205	(533)	691
Securities held-to-maturity	(325)	(1,169)	201	(1,293)
Interest-earning deposits in other institutions	10	86	39	135
Total securities and interest-earning deposits	(1,296)	1,122	(293)	(467)
Total net change in income on interest-earning assets	$(1,606)	$(1,438)	$(824)	$(3,868)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$-	$-	$-	$-
Checking accounts	(38)	1,202	(55)	1,109
Money market accounts	(150)	(139)	27	(262)
Certificates of Deposit	(1,799)	224	(43)	(1,618)
Total deposits	(1,987)	1,287	(71)	(771)
FHLB advances	33	(214)	-	(181)
Securities sold under agreements to repurchase	141	(118)	(4)	19
Junior subordinated debentures payable	276	(267)	(68)	(59)
Other borrowings	(3)	(86)	4	(85)
Total net change in expenses on interest-bearing liabilities	(1,540)	602	(139)	(1,077)
Net change in net interest income	$(66)	$(2,040)	$(685)	$(2,791)

Provision for Loan Losses

The provision for loan losses for the second quarter of 2010 was $11.7 million compared with $18.3 million for the second quarter of 2009. The provision reflects management’s continuing evaluation of the loan portfolio’s credit quality, which is affected by a broad range of economic metrics. Additional factors affecting the provision include, but are not limited to, net-loan charge-offs, non-accrual loans, specific reserves and risk-rating migration. Net charge-offs for the current quarter were $11.7 million compared to $18.8 million for the second quarter of 2009.

The provision for loan losses for the first six months of 2010 was $43.0 million compared with $32.2 million for the first six months of 2009. Net charge-offs for the first six months of 2010 were $42.9 million compared to $24.1 million for the first six months of 2009. Construction and land loan charge-offs of $37.1 million accounted for 87% of the charge-offs in the six month period ending June 30, 2010.  Charge-offs of land loans were $31.9 million and construction loan charge-offs were $5.2 million.

Other Income

Total other income was $3.8 million for the three months ended June 30, 2010, as compared to $2.2 million for the three months ended June 30, 2009. Gain on sold/called securities was $1.8 million for the quarter ended June 30, 2010 compared to $226,000 in the second quarter of 2009. For the three months ended June 30, 2010, checking service fees increased $144,000 to $1.4 million, compared to the same period in the prior year.

Total other income was $5.7 million and $5.9 million for the six months ended June 30, 2010, and June 30, 2009, respectively. Other income was positively impacted by the fair value gain on the junior subordinated debentures of $1.8 million for the first six months of 2009.

Other Expenses

Total other expenses (excluding goodwill impairment charges) were $12.9 million for the three months ended June 30, 2010, compared to $10.0 million for the three months ended June 30, 2009. Compensation expenses decreased by 5% during the second quarter compared to the second quarter a year ago, partly as a result of the suspension of the Bank’s 401(k) match program at the beginning of the second quarter of 2010. However, they were more than offset by a $2.4 million increase in writedowns or losses on sale of REO.

Total other expenses (excluding goodwill impairment charges) were $22.1 million for the six months ended June 30, 2010, compared to $18.6 million for the six months ended June 30, 2009. The increase was largely due to the increase in writedowns or losses on sale of REO.

Efficiency Ratio

A standard measurement used to calculate the overhead costs of financial institutions is the efficiency ratio. The efficiency ratio is calculated by dividing other expense by total revenue, which generally indicates how much an institution spends to generate a dollar of revenue. The lower the efficiency ratio, the more efficient the institution. Management continues to look for ways to improve the efficiency ratio by increasing other income and net interest income while diligently controlling costs and maintaining high standards of service. For the three months ended June 30, 2010 and 2009, the Corporation’s efficiency ratio was 193.57% and 166.42%, respectively. For the six months ended June 30, 2010 and 2009, the Corporation’s efficiency ratio was 140.50% and 108.97% respectively. This ratio was impacted in both the three and six month periods by the reduction in interest income from nonperforming loans and higher costs associated with REO, insurance premiums and legal expenses.

Non-GAAP Financial Measure – Efficiency Ratio (Excluding goodwill impairment and OTTI)

The efficiency ratio (excluding goodwill impairment and OTTI) is determined by methods other than those in accordance with accounting principles generally accepted in the United States of America (GAAP). For the three months ended June 30, 2010 and 2009, the Corporation’s efficiency ratio (excluding goodwill impairment and OTTI) was 96.71% and 76.60%, respectively. For the six months ended June 30, 2010 and 2009, the Corporation’s efficiency ratio (excluding goodwill impairment and OTTI) was 88.76% and 63.79% respectively.

The efficiency ratio calculation excludes a goodwill impairment charge of $12.9 million in the first half of 2010, an $11.7 million goodwill impairment charge and an $858,000 OTTI charge in the first half of 2009. Management believes the presentation of this financial measure, excluding the impact of these items, provides useful supplemental information that is essential for a proper understanding of the financial results of the Corporation. This disclosure should not be viewed as a substitute for results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

A summary of the efficiency ratio (excluding goodwill impairment and OTTI) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Total other expenses	$25,750	$21,678	$34,987	$30,288
Less goodwill impairment	12,885	11,700	12,885	11,700
Less OTTI	-	-	-	858
Total other expenses	$12,865	$9,978	$22,102	$17,730

Net interest income	$9,465	$10,823	$19,152	$21,943
Other income	3,838	2,203	5,749	5,851
Total income	$13,303	$13,026	$24,901	$27,794

Efficiency ratio (excluding goodwill impairment and OTTI)	96.71%	76.60%	88.76%	63.79%

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

The Bank underwrites standby letters of credit using its policies and procedures applicable to loans in general. Standby letters of credit are made on an unsecured and secured basis.

The Bank has not incurred any losses on its commitments in 2010 or 2009.

At June 30, 2010 and December 31, 2009, the following financial instruments with off-balance sheet risk were outstanding:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Commitments to grant loans	$2,453	$11,145
Unfunded commitments under lines of credit/loans in process	105,113	122,714
Standby letters of credit and financial guarantees written	1,803	1,695
Unused commitments on bankcards	13,617	13,621
Total	$122,986	$149,175

Contractual Obligations and Commitments

The following table sets forth the Corporation’s long-term contractual obligations:

	Payments Due Per Period
(Dollars in thousands)	<1 Year	1-3 Years	3-5 Years	Thereafter	Total
Certificates of deposit	$560,542	$69,716	$15,960	$-	$646,218
Federal Home Loan Bank advances	-	80,000	10,000	149,000	239,000
Securities sold under agreements to repurchase	420	-	-	145,000	145,420
Operating leases	898	1,750	1,577	7,402	11,627
Junior subordinated debentures	-	-	-	18,806	18,806
Total	$561,860	$151,466	$27,537	$320,208	$1,061,071

Significant Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within our loan portfolio, thereby exposing the Bank to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments. At June 30, 2010, the Bank’s most significant concentration of credit risk was in loans secured by commercial real estate. These loans totaled approximately $685.0 million or 62% of Cascade’s loan portfolio.  Construction loans, land acquisition and development loans, commercial real estate loans and multifamily loans are included in the total of loans secured by commercial real estate for purposes of this calculation.  There has been deterioration in the real estate market over the last two years which has led to an increase in nonperforming loans and the allowance for loan losses.

At June 30, 2010, the Bank’s most significant investment concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. The Bank’s exposure, which results from positions in securities issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $320.7 million, or 95% of the Bank’s total investment portfolio at June 30, 2010.

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

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of June 30, 2010, the Bank is within the guidelines established by the Board for the changes in net interest income, fair value of equity. As of June 30, 2010, the Bank’s fair value of equity decreases 3.5% in the up 200 basis point scenario and 19.9% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. The net interest income increases 6.5% in the up 200 basis point scenario and decreases 1.6% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix toward prime based loans with rate floors. In addition, the Bank sells many of its 15 and 30 year fixed rate residential loans. The table below summarizes the Bank’s loan portfolio by rate type at June 30, 2010.

Type	% of Portfolio
Variable	16%
Adjustable	47%
Fixed	37%
100%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, by obtaining longer term FHLB advances, and by extending the maturities of brokered CDs. As of June 30, 2010, the entire portfolio of $239.0 million in long-term advances had original maturities greater than one year. This portfolio consists entirely of advances with put provisions that allow the FHLB to request repayment under certain rate conditions and on specific dates.

In addition to writing embedded options in some of its liabilities, the Bank invests in mortgage backed securities and callable GSE (agency) securities. The Bank receives higher yields in return by writing call options. The Bank models this optionality in measuring, monitoring, and managing its interest rate exposure. As of June 30, 2010, the Bank did not use any interest rate swap agreements, including caps, floors or collars.

Liquidity and Sources of Funds

The primary objective of our liquidity management program is to ensure that we will have adequate funds readily available at reasonable cost to meet the financial obligations of the Bank. Potential uses of funds include new loan originations or advances against existing loan commitments, deposit withdrawals, and repayment of borrowings and other liabilities. Potential sources of funds include existing liquid assets; cash flow from operations; deposit growth; Federal Home Loan Bank of Seattle (FHLB) advances; repayment of existing loans; the sale of loans; and borrowings from the Federal Reserve Bank of San Francisco (FRB).

To meet the Bank’s immediate liquidity needs, we maintain readily available funds in deposit accounts at the FHLB and the FRB. In addition, we invest excess funds in short-term, highly liquid securities that can later be used as collateral for borrowing or sold as needed. At June 30, 2010, our combined deposit balances at FHLB and FRB were $161.6 million, compared with $145.6 million at December 31, 2009. Unpledged investments totaled $89.8 million at June 30, 2010.

In addition to meeting our funding needs using liquid assets, we have borrowed from the FHLB, the FRB, and through the use of wholesale repurchase agreements. At June 30, 2010, the Bank had $239.0 million in FHLB borrowings, plus a $65.0 million Letter of Credit that is being used to secure public funds. Based upon collateral pledged, at June 30, 2010 the Bank had excess borrowing capacity from the FHLB of approximately $12.3 million. The Bank has also used reverse repurchase agreements (securities sold under agreements to repurchase) as a source of funding. At June 30, 2010, the Bank had $145.4 million in reverse repurchase agreements outstanding. The Bank also has pledged collateral in an amount adequate to borrow up to $157.2 million at the FRB. As of June 30, 2010, the Bank had no borrowings outstanding from the FRB.

As indicated on the Corporation’s Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2010, contributed $18.6 million to liquidity compared to $8.5 million for the six months ended June 30, 2009. Also during the six months ended June 30, 2010, funds were provided by net growth in deposits, totaling $43.2 million compared with funds used of $5.5 million during the six months ended June 30, 2009.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Principal Financial Officer, and several other members of the Registrant's senior management as of June 30, 2010. The Registrant's Chief Executive Officer and Principal Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended June 30, 2010, the Registrant did not make any significant changes in, nor take any corrective actions regarding its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II –– OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and the Bank are involved in litigation and have negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation’s financial position.

Item 1A.  Risk Factors

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2009 before deciding to invest in, or retain, shares of our common stock. In addition, based upon recent circumstances, the Corporation has included additional risk factors below. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

Our banking subsidiary, Cascade Bank, has consented to the issuance of a Consent Order by the FDIC and the Washington State DFI and we expect to consent to the issuance of a similar order by the Federal Reserve.

On July 20, 2010, Cascade Bank consented to the issuance of the Consent Order by the FDIC and the Washington State DFI. Pursuant to the Consent Order, Cascade Bank is required to take certain actions, including: raising additional capital; reducing the number of nonperforming assets; reducing the number of commercial real estate and land development loans; restricting extensions of additional credit to borrowers with classified loans; implementing a liquidity and funds management policy that addresses liquidity needs and reduces reliance on non-core funding sources; and complying with interest rate limitations on deposits.

We anticipate that we will also be requested to consent to the issuance of a similar order by the Federal Reserve Bank of San Francisco. We expect to be required to ensure that Cascade Bank complies with the Consent Order requirements. We also expect to be subject to additional Federal Reserve requirements, including restrictions against: paying dividends; repurchasing outstanding stock; making distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; incurring or guaranteeing any debt; disposing of any assets; appointment of directors or senior executive officers; indemnification and severance payments and affiliate transactions.

The requirements and restrictions of the Consent Order and any order issued by the Federal Reserve are judicially enforceable and the failure of the Corporation or Cascade Bank to comply with such requirements and restrictions may subject the Corporation and Cascade Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver for Cascade Bank; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders.

The Consent Order limits the types of funding sources on which we may rely and may have a negative impact on our liquidity.

Pursuant to the terms of the Consent Order, we may not accept, renew or roll over any brokered deposits, and are required to submit a plan that eliminates our reliance on brokered deposits. The reduction in the level of brokered deposits, even according to their regular maturity dates, may have a negative impact on our liquidity within the near term. Furthermore, we are now required to provide a higher level of collateral for any funds that we borrow from the Federal Reserve, and we may be required to provide additional collateral to our other funding sources as well. Any additional collateral requirements or limitations on our ability to access additional funding sources are expected to have a negative impact on our liquidity.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, pursuant to the Consent Order, Cascade Bank is required to increase its Tier 1 leverage capital ratio to above 10.0% and increase its total risk-based capital to 12% of the Bank’s risk-weighted assets within 120 days. In addition, we expect the Federal Reserve will require us to ensure Cascade Bank’s compliance with the Consent Order. However, if market conditions worsen significantly from those that we currently anticipate, or other unexpected events occur, we may in the future need to raise additional capital to maintain such levels and/or to support our growth. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed, we may be deemed to be in noncompliance with the Consent Order and our ability to maintain our operations and pursue our business strategy could be materially impaired.

We no longer meet the minimum bid price requirement for continued listing on the Nasdaq Global Market and have until January 31, 2011 to correct it.

We received a notice from The Nasdaq Stock Market (Nasdaq) that we no longer meet the minimum bid price requirement for continued listing on The Nasdaq Global Market as set forth in Nasdaq’s Marketplace Rule 5450(a)(1), as a result of the bid price of our common stock closing below the required minimum $1.00 per share for 30 consecutive business days.  We have been provided with a grace period of 180 calendar days in which to regain compliance with the minimum bid price rule.  If at any time before January 31, 2011 the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation to us that we have regained compliance. If we do not regain compliance with the bid price rule by January 31, 2011, Nasdaq will notify us that our common stock is subject to delisting from The Nasdaq Global Market. However, we may appeal the delisting determination to a Nasdaq Hearing Panel. Alternatively, we may apply to transfer the listing of our common stock to the Nasdaq Capital Market if we satisfy all criteria for initial listing on the Nasdaq Capital Market, other than compliance with the minimum bid price requirement. If such application to the Nasdaq Capital Market is approved, then we may be eligible for an additional grace period.

We intend to actively monitor the bid price for our common stock between now and January 31, 2011, and will consider available options to regain compliance with the Nasdaq minimum bid price requirements. If we are unable to regain compliance with the minimum bid rule and are delisted, or unable to qualify for listing on the Nasdaq Capital Market, market liquidity for our common stock could be severely affected, and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from Nasdaq would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other information

On August 3, 2010, the Corporation received notice from Nasdaq that it no longer meets the minimum bid price requirement for continued listing on The Nasdaq Global Market as set forth in Nasdaq’s Marketplace Rule 5450(a)(1), as a result of the bid price of its common stock closing below the required minimum $1.00 per share for 30 consecutive business days. The Corporation has been provided with a grace period of 180 calendar days in which to regain compliance with the minimum bid price rule.  If at any time before January 31, 2011 the bid price of the Corporation’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation to the Corporation that it has regained compliance.  If the Corporation does not regain compliance with the bid price rule by January 31, 2011, Nasdaq will notify the Corporation that its securities are subject to delisting from The Nasdaq Global Market. However, the Corporation may appeal the delisting determination to a Nasdaq Hearings Panel. Alternatively, the Corporation may apply to transfer the listing of its common stock to the Nasdaq Capital Market if it satisfies all criteria for initial listing on the Nasdaq Capital Market, other than compliance with the minimum bid price requirement.  If such application to the Nasdaq Capital Market is approved, then the Corporation may be eligible for an additional grace period.

Item 6.  Exhibits

(a)  Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On June 24, 2010, the Corporation filed a Form 8-K reporting voting results from the 2010 annual meeting of shareholders, under Item 5.07 of Form 8-K.

On July 6, 2010, the Corporation filed a Form 8-K reporting an attached press release announcing that the Bank has named Debra L. Johnson as Executive Vice President and Chief Financial Officer, under Item 5.02 and 9.01 of Form 8-K.

On July 21, 2010, the Corporation filed a Form 8-K reporting an attached press release announcing that the Bank entered into an agreement with the FDIC and the Washington DFI on July 21, 2010, under Items 1.01, 8.01 and 9.01 of Form 8-K.

On July 21, 2010, the Corporation filed a Form 8-K reporting an attached press release announcing earnings for the quarter ended June 30, 2010, under Items 2.02 and 9.01of Form 8-K.

On July 21, 2010, the Corporation filed a Form 8-K reporting an attached press release announcing the resignation of directors Skotdal and Lane effective immediately, under Items 5.02 and 9.01 of Form 8-K.

(b)	Reports on Form 8-K (continued)

On August 6, 2010, the Corporation filed a Form 8-K reporting an attached press release announcing the Corporation received a notice from The Nasdaq Stock Market stating that the minimum bid price of the Corporation’s common stock was below $1.00 per share for 30 consecutive business days and that the Corporation was therefore not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 5450(a)(1), under Items 3.01 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

August 13, 2010	/s/ Carol K. Nelson
By: Carol K. Nelson, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2010	/s/ Debra L. Johnson
By: Debra L. Johnson, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)