Form 10-Q
period 2010-09-30
CASCADE FINANCIAL CORP
filed 2010-11-09
CIK 928911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM ______________TO_________________

Commission file number 0-25286

CASCADE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1661954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2828 Colby Avenue
Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

(425) 339-5500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer”, or a “smaller reporting company”. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2010
Common Stock ($.01 par value)	12,271,529

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2010

PART I –– FINANCIAL INFORMATION
Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share and per share amounts)	September 30, 2010	December 31, 2009
Assets
Cash on hand and in banks	$4,310	$4,008
Interest-earning deposits in other institutions	219,291	141,587
Securities available-for-sale, fair value	249,383	227,805
Securities held-to-maturity, amortized cost	20,681	36,177
Federal Home Loan Bank (FHLB) stock	11,920	11,920
Loans, net	1,025,753	1,173,213
Real estate owned (REO) and other repossessed assets, net	34,989	18,842
Premises and equipment, net	13,575	14,526
Cash surrender value of bank-owned life insurance (BOLI)	25,264	24,522
Goodwill	-	12,885
Prepaid FDIC insurance premiums	3,975	6,859
Federal income tax receivable	-	12,538
Accrued interest receivable and other assets	15,394	19,746
Total assets	$1,624,535	$1,704,628

Liabilities
Deposits	$1,135,267	$1,139,774
FHLB advances	239,000	239,000
Securities sold under agreements to repurchase	145,000	145,410
Junior subordinated debentures	15,465	15,465
Junior subordinated debentures, fair value	3,341	3,341
Federal Reserve Bank (FRB) Term Auction Facility (TAF) borrowing	-	20,000
Accrued interest payable, expenses and other liabilities	10,623	7,188
Total liabilities	1,548,696	1,570,178

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, no par value, authorized 38,970 shares; Series A (liquidation preference $1,000 per share); issued and outstanding 38,970 shares at September 30, 2010 and December 31, 2009	37,374	37,038
Preferred stock, $.01 par value, authorized 500,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value, authorized 65,000,000 shares at September 30, 2010 and 25,000,000 shares at December 31, 2009; issued and outstanding 12,271,529 shares at September 30, 2010 and 12,146,080 shares at December 31, 2009	123	121
Additional paid-in capital	43,918	43,649
(Accumulated deficit) retained earnings	(9,332)	54,797
Accumulated other comprehensive income (loss)	3,756	(1,155)
Total stockholders’ equity	75,839	134,450
Total liabilities and stockholders’ equity	$1,624,535	$1,704,628

See notes to Condensed Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2010	2009	2010	2009
Interest income
Loans, including fees	$15,594	$17,094	$47,741	$52,642
Securities available-for-sale	1,460	2,618	6,226	6,691
Securities held-to-maturity	237	457	928	2,441
Interest-earning deposits	102	20	257	40
Total interest income	17,393	20,189	55,152	61,814
Interest expense
Deposits	3,554	3,899	11,719	12,834
FHLB advances	2,622	2,622	7,780	7,962
Securities sold under agreements to repurchase	2,174	2,182	6,454	6,443
Junior subordinated debentures	517	530	1,518	1,590
FRB TAF borrowings	-	38	2	125
Total interest expense	8,867	9,271	27,473	28,954
Net interest income	8,526	10,918	27,679	32,860
Provision for loan losses	8,000	4,000	51,015	36,175
Net interest income (loss) after provision for loan losses	526	6,918	(23,336)	(3,315)
Other income
Checking service fees	1,416	1,342	4,093	3,724
Other service fees	244	237	724	772
Increase in cash surrender value of BOLI, net	252	222	742	635
Gain on sales/calls of securities available-for-sale, net	3,000	806	4,789	1,004
Gain on calls of securities held-to-maturity, net	-	46	3	192
Gain on sale of loans	167	23	205	160
Gain on fair value of financial instruments, net	-	351	-	2,153
Other	121	123	393	359
Total other income	5,200	3,150	10,949	8,999
Other expense
Compensation	3,884	3,378	10,953	10,562
Occupancy & equipment	970	1,051	3,001	3,161
FDIC insurance premiums & WPDPC assessment	1,080	505	3,040	2,505
Business insurance premiums	376	63	1,129	189
Legal	320	172	1,067	418
B&O taxes	357	286	886	873
REO expenses, writedowns & losses	2,666	532	7,588	2,176
Other	2,045	1,941	6,136	5,773
Other-than-temporary impairment (OTTI)	-	-	-	858
Goodwill impairment	-	-	12,885	11,700
Total other expenses	11,698	7,928	46,685	38,215
(Loss) income before provision (benefit) for federal income taxes	(5,972)	2,140	(59,072)	(32,531)
Provision (benefit) for federal income taxes	-	507	3,211	(7,947)
Net (loss) income	(5,972)	1,633	(62,283)	(24,584)
Dividends on preferred stock	508	487	1,510	1,456
Accretion of issuance discount on preferred stock	112	105	336	315
Net (loss) income attributable to common stockholders	$(6,592)	$1,041	$(64,129)	$(26,355)

See notes to Condensed Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2010	2009	2010	2009
Net (loss) income per common share, basic	$(0.54)	$0.09	$(5.24)	$(2.18)
Weighted average number of shares outstanding, basic	12,271,529	12,128,257	12,228,984	12,113,623
Net (loss) income per common share, diluted	$(0.54)	$0.09	$(5.24)	$(2.18)
Weighted average number of shares outstanding, diluted	12,271,529	12,128,257	12,228,984	12,113,623
Dividends declared per share	$0.000	$0.000	$0.000	$0.010

See notes to Condensed Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share amounts)	Preferred	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at December 31, 2008	$36,616	12,071,032	$121	$43,293	$80,752	$(660)	$160,122
Dividends declared -
Common stock ($0.01 per share)	-	-	-	-	(122)	-	(122)
Preferred stock ($49.86 per share)	-	-	-	-	(1,943)	-	(1,943)
Stock award plan	-	75,048	-	209	-	-	209
Tax benefit from stock-based compensation	-	-	-	4	-	-	4
Stock-based compensation	-	-	-	143	-	-	143
Net loss	-	-	-	-	(23,468)	-	(23,468)
Accretion of discount on preferred stock	422	-	-	-	(422)	-	-
Other comprehensive loss, net of tax benefit of $(266)	-	-	-	-	-	(495)	(495)
Balances at December 31, 2009	37,038	12,146,080	121	43,649	54,797	(1,155)	134,450
Dividends declared -
Preferred stock ($12.80 per share)	-	-	-	-	(499)	-	(499)
Stock award plan	-	25,449	1	54	-	-	55
Stock-based compensation	-	-	-	16	-	-	16
Net loss	-	-	-	-	(32,139)	-	(32,139)
Accretion of discount on preferred stock	112	-	-	-	(112)	-	-
Other comprehensive income, net of tax expense of $1,276	-	-	-	-	-	2,370	2,370
Balances at March 31, 2010	37,150	12,171,529	122	43,719	22,047	1,215	104,253
Dividends declared -
Preferred stock ($12.91 per share)	-	-	-	-	(503)	-	(503)
Sale of common stock	-	100,000	1	174	-	-	175
Stock-based compensation	-	-	-	14	-	-	14
Net loss	-	-	-	-	(24,172)	-	(24,172)
Accretion of discount on preferred stock	112	-	-	-	(112)	-	-
Other comprehensive income	-	-	-	-	-	4,012	4,012
Balances at June 30, 2010	37,262	12,271,529	123	43,907	(2,740)	5,227	83,779
Dividends declared -
Preferred stock ($13.06 per share)	-	-	-	-	(508)	-	(508)
Stock-based compensation	-	-	-	11	-	-	11
Net loss	-	-	-	-	(5,972)	-	(5,972)
Accretion of discount on preferred stock	112	-	-	-	(112)	-	-
Other comprehensive loss	-	-	-	-	-	(1,471)	(1,471)
Balances at September 30, 2010	$37,374	12,271,529	$123	$43,918	$(9,332)	$3,756	$75,839

See notes to Condensed Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net (loss) income	$(5,972)	$1,633	$(62,283)	$(24,584)

Unrealized (loss) gain on securities available-for-sale, net of tax provision of $0 and $1,326 for the three months ended September 30, 2010, and 2009, respectively, and $1,267 and $869 for the nine months ended September 30, 2010, and 2009, respectively.	(4,471)	2,461	132	1,613

Reclassification adjustment for gains on securities included in net loss, net of tax provision of $0 and $282 for the three months ended September 30, 2010, and 2009, respectively, and $9 and $351 for the nine months ended September 30, 2010, and 2009, respectively.	3,000	524	4,779	653
Comprehensive (loss) gain	$(7,443)	$4,618	$(57,372)	$(22,318)

See notes to Condensed Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(62,283)	$(24,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,530	1,701
Provision for losses on loans	51,015	36,175
REO writedowns	6,252	1,122
Goodwill impairment	12,885	11,700
Increase in cash surrender value of BOLI	(742)	(637)
Amortization of retained servicing rights	15	22
Amortization of core deposit intangible	105	105
Net change in deferred tax asset	(6,268)	2,182
Deferred loan fees, net of amortization	555	134
Gain on sale of loans	(205)	(160)
Stock award plan compensation	18	(5)
Stock-based compensation	41	117
Excess tax benefit from stock-based payments	-	(4)
Net change in fair value of financial instruments	-	(2,153)
Net gain on sales/calls of securities available-for-sale	(4,789)	(1,004)
Net gain on calls of securities held-to-maturity	(3)	(192)
Net loss on sales of REO	435	226
Other-than-temporary impairment on investments	-	858
Net change in accrued interest receivable and other assets	24,647	(9,421)
Net change in accrued interest payable, expenses and other liabilities	1,822	(1,866)
Net cash provided by operating activities	25,030	14,316

Cash flows from investing activities:
Loans originated net of principal repayments, net	58,245	(9,667)
Purchases of securities available-for-sale	(283,212)	(280,606)
Proceeds from sales/calls of securities available-for-sale	261,382	150,839
Principal repayments on securities available-for-sale	11,228	14,943
Purchases of securities held-to-maturity	(7,663)	-
Proceeds from calls of securities held-to-maturity	20,000	89,600
Principal repayments on securities held-to-maturity	3,162	4,274
Purchases of premises and equipment	(580)	(1,246)
Proceeds from sales/retirements of REO	20,847	2,979
REO capital improvements	(5,841)	(215)
Change in Community Reinvestment Act (CRA) investment	(115)	(585)
Net cash provided by (used in) investing activities	77,453	(29,684)

Subtotal, carried forward	$102,483	$(15,368)

See notes to Condensed Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Subtotal, brought forward	$102,483	$(15,368)

Cash flows from financing activities:
Proceeds from issuance of common stock	37	212
Sale of common stock	175	-
Dividends paid on common stock	-	(664)
Dividends paid on preferred stock	-	(1,429)
Excess tax benefits from stock-based payments	-	4
Net (decrease) increase in deposits	(4,507)	25,881
Net decrease in FHLB advances	-	(10,000)
Net (decrease) increase in securities sold under agreements to repurchase	(410)	1,065
Net (decrease) increase in Federal Reserve TAF borrowing	(20,000)	20,000
Net decrease in advance payments by borrowers for taxes and insurance	228	1,071
Net cash (used in) provided by financing activities	(24,477)	36,140
Net increase in cash and cash equivalents	78,006	20,772

Cash and cash equivalents at beginning of period	145,595	53,467
Cash and cash equivalents at end of period	$223,601	$74,239

Supplemental disclosures of cash flow information—cash paid during the period for:
Interest	$26,110	$30,349
Income taxes	-	50

Supplemental schedule of non-cash investing activities:
Change in unrealized gain on securities available-for-sale	6,187	2,266
Dividends accrued on preferred stock	1,510	244
Transfers of loans to REO	37,777	9,633
Addition to REO for property received in partial satisfaction of a loan	63	-

See notes to Condensed Consolidated Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1 – Basis of Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the Consolidated Financial Statements of Cascade Financial Corporation (Corporation), and its wholly-owned subsidiaries, Cascade Bank (Cascade or the Bank) and Cascade Capital Trusts I, II and III, which were formed for holding trust preferred securities. There is one subsidiary under the Bank, Colby R.E., LLC, and one subsidiary under Colby R.E., LLC, 2011 Yale Avenue East, LLC, both formed to acquire, manage and sell REO properties. This financial information conforms to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the financial institutions industry, where applicable. All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2009, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2009 Annual Report on Form 10-K.

The Condensed Consolidated Financial Statements have been prepared in conformity with GAAP established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™ , sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and other than temporary impairment (OTTI), the valuation of real estate owned (REO), the allowance for loan losses, and deferred income taxes.

On July 20, 2010, the Board of Directors of Cascade Bank stipulated to the entry of a Consent Order with the Federal Deposit Insurance Corporation (FDIC) and Washington State Department of Financial Institutions (DFI), effective July 21, 2010.  Under the Order, Cascade Bank is required, among other things, to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 capital to 10% and Risk Based Capital to 12% by November 18, 2010. Additionally, based on an examination concluded on March 11, 2010, the Corporation entered into a Written

Agreement with the Federal Reserve Bank of San Francisco (FRB) on November 4, 2010. Under the Agreement, the Corporation is restricted from paying dividends and making payments on junior subordinated debentures without prior written approval, may not increase debt or redeem shares of its stock and is required to submit an acceptable capital plan, cash flow projections and other plans to the FRB. See Note 11 for more information regarding the Consent Order and the Written Agreement.

Note 2 - Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 10-06). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Corporation’s disclosures about fair value measurements are presented in Note 13 - Fair Value Measurements. These new disclosure requirements were adopted by the Corporation, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The portions of this ASU that were adopted did not have a material impact on the Corporation’s Consolidated Financial Statements. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Corporation’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The implementation of this standard did not have a material impact on the Corporation’s Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.  This ASU eliminates the requirement to disclose the date through which a Corporation has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU is effective for the first quarter of 2010. This ASU did not have a material impact on the Corporation's Consolidated Financial Statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310) - Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset.  This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this ASU did not have a material impact on the Corporation's Consolidated Financial Statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) – Amendments to Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments require an entity to provide enhanced or additional disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. This guidance requires that the enhanced and additional reporting disclosures must be disaggregated by portfolio segment. It is likely that this ASU will have the greatest effect on financial institutions.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  Management is currently evaluating the requirements of this guidance and expects that this ASU will require significant additional disclosures in future financial statements.

Note 3 - Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale and held-to-maturity securities at September 30, 2010, and December 31, 2009.

	September 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$29,128	$1,669	$-	$30,797
Agency notes & bonds	78,162	2,313	-	80,475
US Treasury notes	127,435	380	-	127,815
FDIC guaranteed debt	10,248	48	-	10,296
Total	$244,973	$4,410	$-	$249,383

Securities held-to-maturity
Mortgage-backed securities	$19,906	$943	$-	$20,849
Junior subordinated debentures	775	-	-	775
Total	$20,681	$943	$--	$21,624

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$40,997	$729	$(446)	$41,280
Agency notes & bonds	188,585	88	(2,148)	186,525
Total	$229,582	$817	$(2,594)	$227,805

Securities held-to-maturity
Mortgage-backed securities	$15,405	$504	$-	$15,909
Agency notes & bonds	19,997	-	(187)	19,810
Junior subordinated debentures	775	-	-	775
Total	$36,177	$504	$(187)	$36,494

The amortized cost and estimated fair value of investment securities are shown in the following table by contractual or expected maturity at September 30, 2010. During certain interest rate environments, some of these securities may be called for redemption by their issuers prior to the scheduled maturities. Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary. Fair value of the securities was determined using quoted market prices.

	September 30, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Securities available-for-sale
Due less than one year	$52,116	$52,301	1.15%
Due after one through five years	125,566	126,106	1.37
Due after five through ten years	38,121	40,137	3.69
Due after ten years	42	42	-
Subtotal	215,845	218,586	1.74
Mortgage-backed securities	29,128	30,797	4.78
Total	$244,973	$249,383	2.12%
Securities held-to-maturity
Due after ten years	$775	$775	7.50%
Subtotal	775	775	7.50
Mortgage-backed securities	19,906	20,849	4.49
Total	$20,681	$21,624	4.60%

At September 30, 2010, investment securities with a carrying amount of $209.9 million was pledged as collateral for repurchase agreement borrowings.  In addition, $24.4 million was pledged as collateral for FHLB borrowings.

The following table presents gross unrealized losses and fair value of available-for-sale and held-to-maturity securities at December 31, 2009. At September 30, 2010, the Bank had no securities in its available-for-sale or held-to-maturity portfolio that had unrealized losses.

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

At December 31, 2009, the Bank had five mortgage-backed securities in its available-for-sale portfolio with a fair value of $3.6 million that had an unrealized loss greater than one year of $71,000 and none in the held-to-maturity securities. The temporary impairment was less than 3% of the total book value of investments. Temporarily impaired securities are the result of changes in market interest rates or an increase in credit spreads and are expected to regain their value as the securities near maturity and/or market rates decline; other-than-temporarily impaired securities are the result of an actual or probable contractual failure by the issuer, are not expected to fully recover in price and the impaired amounts are considered not collectible. Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI), taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that the Bank will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that the Bank will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that the Bank will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.

Securities having fair values less than amortized cost and containing unrealized losses are evaluated periodically by the Corporation for other-than-temporary impairment. In the analysis for December 31, 2009, the Corporation determined that the decline in value was temporary and related to the change in market interest rates since purchase. All investment securities were rated AAA for credit quality by at least one major rating agency. The decline in value was not related to any company or industry specific event. The Corporation anticipated full recovery of par value with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Prior to June 30, 2009, the Corporation owned preferred shares issued by the Federal National Mortgage Association (FNMA) with a par value of $10.0 million and the Federal Home Loan Mortgage Corporation (FHLMC) with a par value of $10.0 million. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced it was placing FNMA and FHLMC under conservatorship and would eliminate dividends on FNMA and FHLMC common and preferred stock. The Corporation recorded a pre-tax impairment charge of $17.3 million, resulting in a charge of $11.3 million, net of taxes, to third quarter 2008 earnings. At March 31, 2009, the Corporation adjusted the value of these securities from $1.3 million to $436,000, which resulted in an additional charge of $858,000 taken in the first quarter of 2009. During the second quarter of 2009, these preferred shares of FNMA and FHLMC were sold for an aggregate amount of $425,000, resulting in an additional loss of $11,000, which was included in gain on sales/calls of securities available-for-sale.

Note 4 - Loans

The following summary reflects the Bank’s loan portfolio, by business line, as of the dates indicated:

(Dollars in thousands) Loans	September 30, 2010	December 31, 2009
Business	$417,273	$469,196
R/E construction(1)
Spec construction	38,020	59,360
Land acquisition & development/land	68,498	146,164
Multifamily/custom construction	4,500	18,923
Commercial R/E construction	19,509	32,470
Total R/E construction	130,527	256,917
Commercial R/E	187,564	183,286
Multifamily	93,246	82,418
Home equity/consumer	30,329	31,738
Residential(2)	197,400	179,133
Total loans	$1,056,339	$1,202,688
Deferred loan fees	(4,130)	(3,575)
Allowance for loan losses	(26,456)	(25,900)
Loans, net	$1,025,753	$1,173,213

(1)      Real estate construction loans are net of loans in process.
(2)      Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

The following table presents the activity related to the allowance for loan losses for the periods presented:
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for loan losses	2010	2009	2010	2009
Beginning balance	$26,058	$24,490	$25,900	$16,439
Charge-offs	(7,635)	(3,815)	(51,391)	(28,083)
Recoveries	32	77	922	200
Provision for losses	8,000	4,000	51,015	36,175
Off-balance sheet commitments	1	(3)	10	18
Ending balance	$26,456	$24,749	$26,456	$24,749

At September 30, 2010, the recorded investment in loans classified as impaired totaled $161.6 million.  Included in this total are $39.8 million in impaired loans with a corresponding specific reserve (included in the allowance for loan losses) of $4.9 million. The remaining $121.7 million in impaired loans are considered collateral dependent and have been written-down to their estimated net realizable value. At December 31, 2009, the total recorded investment in impaired loans totaled $183.7 million, with a corresponding specific reserve of $6.4 million.

The following tables show information on impaired loans:

(Dollars in thousands) Impaired loans	September 30, 2010	December 31, 2009
Impaired loans with an allowance	$39,830	$58,296
Impaired loans without an allowance	121,736	125,443
Total impaired loans	$161,566	$183,739
Allowance for loan losses related to impaired loans	$4,928	$6,422
Total nonperforming loans	68,354	106,096
Total loans past-due ninety days or more and still accruing	1,441	247

Performing TDR loans	$50,014	$26,635
Nonperforming TDR loans	25,808	25,229
Total TDR loans	$75,822	$51,864

At September 30, 2010 and December 31, 2009, impaired loans of $50.0 million and $26.6 million, respectively, were classified as performing troubled debt restructured (TDR) loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

Note 5 - REO and Other Repossessed Assets

REO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property, less expected selling costs.  Any subsequent valuation adjustments due to declines in fair value will be charged to other expense. Valuation allowances on REO balances are typically based upon updated appraisals of the underlying properties, however the Bank may also utilize values obtained through executed purchase and sale agreements, negotiated short sales and/or management’s decision to reduce the selling price of a property during the period.

The following table presents REO and other repossessed assets for the periods presented:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
REO and Other Repossessed Assets	2010	2009	2010	2009
Beginning balance	$40,463	$7,872	$18,842	$1,446
Additions to REO (1)	1,376	249	37,840	9,633
Capitalized costs	1,780	208	5,841	215
Paydowns/sales	(6,236)	(1,293)	(20,847)	(2,979)
Writedowns/losses	(2,394)	(69)	(6,687)	(1,348)
Ending balance	$34,989	$6,967	$34,989	$6,967

(1)          Includes a $63,000 addition to REO related to a single-family residence received in partial satisfaction of a loan.

Note 6 – Goodwill

During the second quarter of 2010, the Corporation recorded a goodwill impairment charge of $12.9 million. The non-cash goodwill impairment represented the write-off of the remaining balance of the goodwill recorded from a prior bank acquisition. The goodwill impairment charge did not impact liquidity, operations, tangible capital or regulatory capital ratios.  The Corporation records impairment losses as charges to other expense and adjustments to the carrying value of goodwill. As of September 30, 2010, the Corporation had other intangible assets related to acquired depository relationships of $247,000.  Other intangible assets are periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment.

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

In the second quarter of 2010, the Corporation analyzed its goodwill for further impairment.  In order to determine the fair value of its goodwill, the Corporation employed the Control Premium approach and the Comparable Transactions approach.  The Control Premium approach used the Corporation’s trading multiples of price-to-earnings, price-to-book value and price-to-tangible book value to estimate the Corporation’s fair value and then adjusted upwards for an appropriate premium to reflect an acquisition of control. The Comparable Transactions approach reflected pricing ratios paid by third parties acquiring control of banking companies with similar characteristics in recent periods, and these multiples were used to develop a range of fair values for acquiring control of the Corporation. The values derived from these approaches were considered within the hierarchy prescribed by fair value accounting standards to determine the fair value of the reporting unit. The comparison of the fair value of the reporting unit to its carrying value indicated that potential impairment existed. This was the result of the expectation of a Consent Order (see Note 11), uncertain near-term earnings prospects and the further decline in the Corporation’s stock price and market value.  The Corporation then performed the second step of goodwill impairment testing to determine how much, if any, impairment existed. In Step 2, the Corporation assigned a fair value to assets and liabilities of the reporting unit as if it had been acquired in a business combination. The Step 2 analysis indicated that the implied fair value of the goodwill was less than the carrying value of goodwill. As a result of the analysis, the Corporation wrote-off the balance of its goodwill at June 30, 2010.

Note 7 – Junior Subordinated Debentures

On March 1, 2000, $10.3 million of 11.0% junior subordinated debentures were issued by the Corporation. In turn, Cascade Capital Trust I, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. The Trust exists for the exclusive purpose of issuing the trust preferred securities underlying the junior subordinated debentures issued by the Corporation, and engaging in only those other activities necessary, advisable or incidental to the above. The Corporation used the proceeds for general corporate purposes including stock repurchases and investment in its subsidiary bank. The junior subordinated debentures will mature on March 1, 2030, unless redeemed prior to such date if certain conditions are met.

On December 15, 2004, $5.2 million in junior subordinated debentures were issued by the Corporation.  In turn, Cascade Capital Trust II, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. The Trust exists for the exclusive purpose of issuing the trust preferred securities underlying the junior subordinated debentures issued by the Corporation, and engaging in only those other activities necessary, advisable or incidental to the above. These debentures had a fixed coupon of 5.82% for the first five years and as of January 7, 2010 float at the three-month LIBOR plus 1.90% for the remaining twenty-five years. The coupon rate on the debentures was 2.43% at September 30, 2010. The debentures were callable at par after the first five years.

On March 30, 2006, $10.3 million in junior subordinated debentures were issued by the Corporation. In turn, Cascade Capital Trust III, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. The Trust exists for the exclusive purpose of issuing the trust preferred securities underlying the junior subordinated debentures issued by the Corporation, and engaging in only those other activities necessary, advisable or incidental to the above. These debentures have a fixed coupon of 6.65% for the first five years and then float, if not called, at the three-month LIBOR plus 1.40% for the remaining twenty-five years.

The junior subordinated debentures issued by the Corporation incorporate the same structure and are considered Tier 1 capital for regulatory purposes, subject to FRB restrictions.

The Corporation applied fair value accounting to the junior subordinated debentures issued by Cascade Capital Trust I.  The change in fair market value of the junior subordinated debentures is recorded as a component of other income. The Corporation determines the fair value by using a model, primarily through establishing a discount rate. The rate is based upon the rate of 20 year T-notes (the approximate remaining maturity), plus a credit spread developed by reviewing a number of other issues via Bloomberg analytics; an awareness of where the junior subordinated debentures are currently trading in the market; and a liquidity premium of 500 basis points due to the size of the Corporation and the issue. As with similar bonds, the bonds are assumed to be outstanding until maturity. The valuation is considered a Level 3 measurement.  In addition to the methodology noted above the Corporation also obtains indicated valuations from a broker to compare to the calculated value for reasonableness.  For the three and nine months ended September 30, 2010, there was no change in the fair value of the junior subordinated debentures, as compared to December 31, 2009. The fair value option was not selected for the junior subordinated debentures issued in connection with Cascade Capital Trust II and III, which are reported at the combined book value of $15.5 million.

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

Note 8 - Income Taxes

The Corporation uses an estimate of future earnings, an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At March 31, 2010, the Corporation assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. The Corporation determined that the negative evidence associated with a cumulative three year loss, entering into a Consent Order (see Note 11) with its regulators, and credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, during the first quarter in 2010, the Corporation established a full valuation allowance against its deferred tax asset.  The allowance totaled $19.2 million at September 30, 2010, with net operating loss carryforwards accounting for $16.2 million of deferred tax assets.  At March 31, 2010, the Corporation had recorded a $13.4 million income tax receivable which represented refunds of taxes that would be realized in the current year through loss carrybacks to prior tax years.  The Corporation filed 2009 tax returns and amended returns for prior years during the first quarter of 2010 and received $13.4 million in tax refunds during the quarter ended June 30, 2010.

Note 9 – (Loss) Income per Common Share

The following table presents the computation of basic and diluted net (loss) income per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2010	2009	2010	2009
Numerator:
Net (loss) income	$(5,972)	$1,633	$(62,283)	$(24,584)
Less dividends on preferred stock	508	487	1,510	1,456
Less accretion of issuance discount on preferred stock	112	105	336	315
Net (loss) income attributable to common stockholders	$(6,592)	$1,041	$(64,129)	$(26,355)

Denominator:
Denominator for basic net (loss) income per common share-weighted average shares	12,271,529	12,128,257	12,228,984	12,113,623
Effect of dilutive stock options	-	-	-	-
Denominator for diluted net (loss) income per common share - weighted average common shares and assumed conversion of dilutive stock options	12,271,529	12,128,257	12,228,984	12,113,623

(Loss) income per common share, basic	$(0.54)	$0.09	$(5.24)	$(2.18)
(Loss) income per common share, diluted	$(0.54)	$0.09	$(5.24)	$(2.18)

For the three months ended September 30, 2010, and 2009, there were anti-dilutive options to purchase 507,447 and 652,710 shares, respectively, excluded from the above calculation. For the nine month periods ended September 30, 2010 and 2009, there were anti-dilutive options to purchase 552,927 and 655,361 shares, respectively, excluded from the above calculation.

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

As a condition for participating in the CPP, the Corporation accepted limitations on executive compensation and benefits. These limitations include restrictions on bonuses and incentive compensation to senior executive officers, a prohibition on making golden parachute payments to senior executive officers, and requiring clawback of any bonus or incentive compensation paid to a senior executive officer or one of the next twenty most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate.

On November 5, 2009, the Board of Directors elected to defer the dividend payments on this preferred stock. Under the terms of the preferred stock, deferral of payment is permitted without triggering an event of default. Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, and may not redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument. In addition, during any deferral period, dividends on the preferred stock are compounded from the date such dividends would have been payable. The Corporation has deferred four consecutive dividend payments on the preferred stock.  Under the terms of the Capital Purchase Program, the Treasury can appoint two people of its choice to the board of directors of a corporation that misses six dividend payments.

(b) Restrictions on Dividends

The principal source of the Corporation's revenue is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In November 2008, the Corporation issued preferred stock to the U.S. Treasury. As a provision of that issuance, the Corporation cannot increase its current cash dividend without prior approval of the U.S. Treasury for three years or until November 2011.  In June 2009, the Corporation announced that it would temporarily suspend its regular quarterly cash dividend on common stock to preserve capital.

The Bank was notified by the FDIC in late September 2009 that based on an off-site review of its financial information, the Bank, among other restrictions, could not pay a cash dividend to the Corporation unless it obtained a non-objection from the FDIC and the Washington State DFI. The Bank requested a non-objection and was informed orally that the request would be denied. Therefore, the Bank is unable to pay a cash dividend to the Corporation. Dividends from the Bank are the Corporation’s primary source of cash. In addition, the Consent Order discussed in Note 11 below prevents the Bank from paying any cash dividends to its stockholder without prior written approval from the regulators.

(c) Regulatory Capital

Under a Consent Order with the FDIC and Washington State DFI (see Note 11) the Bank’s regulators directed the Bank to increase its overall capital levels and, in particular, required the Bank to increase its Tier 1 leverage capital to 10% of the Bank’s average total assets and total risk based capital to 12% of the Bank’s risk weighted assets by November 18, 2010. Even though the Bank has capital ratios that exceed the FDIC’s “well capitalized” guidelines, as a result of this capital maintenance provision, the Bank is no longer deemed to be “well capitalized” for federal regulatory purposes and was placed within the definition of “undercapitalized” under the regulatory framework for prompt corrective action.

As of September 30, 2010, for purposes of this calculation, the Bank’s average total assets and total risk-weighted assets were $1.6 billion and $1.0 billion, respectively. The table below shows the Bank’s capital ratios at September 30, 2010 and the regulatory guidelines for capital.

(Dollars in thousands)	Adequately Capitalized		Well Capitalized
Cascade Bank core capital	Amount	Percentage	Amount	Percentage
Tier 1 (Core) capital	$93,838	5.70%	$93,838	5.70%
Minimum requirement	65,844	4.00	82,306	5.00
Excess	$27,994	1.70%	$11,532	0.70%

Cascade Bank risk-based capital	Amount	Percentage	Amount	Percentage
Risk-based capital	$106,887	10.37%	$106,887	10.37%
Minimum requirement(1)	82,437	8.00	103,047	10.00
Excess	$24,450	2.37%	$3,840	0.37%
(1) Based on risk-weighted assets.

The amounts and corresponding ratios set forth in the table above for both “adequately capitalized” and “well capitalized” institutions are based upon Federal banking regulations. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides the FDIC with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The actions the FDIC can take depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” under FDIC guidelines.

The Corporation, as a bank holding company regulated by the Federal Reserve Bank, is subject to capital requirements that are similar to those for the Bank. As of September 30, 2010, the Corporation had a Tier 1 capital ratio of 5.82% and a risk-based capital ratio of 10.67%.

Note 11 - Regulatory Matters

On July 20, 2010, the Board of Directors of the Bank stipulated to the entry of a Consent Order with the FDIC and the Washington State DFI, effective July 21, 2010 (the “Consent Order”). Under the terms of the Consent Order, the Bank cannot pay any cash dividends or make any payments to its stockholders without the prior written approval of the FDIC and the Washington DFI. Other material provisions of the Consent Order require the Bank to:

•	review the qualifications of the Bank’s management;

•	provide the FDIC with 30 days written notice prior to adding any individual to the Board of Directors of the Bank or employing any individual as a senior executive officer;

•	increase director participation and supervision of Bank affairs;

•
develop a capital plan and increase Tier 1 leverage capital to 10% of the Bank’s average total assets and increase total risk-based capital to 12% of the Bank’s risk-weighted assets by November 18, 2010, and maintain such capital levels, in addition to maintaining a fully funded allowance for loan losses satisfactory to the regulators;

•
eliminate from its books, by charge-off or collection, all loans classified as “loss” and all amounts in excess of the fair value of the underlying collateral for assets classified as “doubtful” in the Report of Visitation dated February 16, 2010 that have not been previously collected or charged-off, by July 30, 2010;

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

•
implement a comprehensive policy for determining the adequacy of the allowance for loan losses satisfactory to the regulators and remedy any deficiency in the allowance in the calendar quarter discovered by a charge to current operating earnings;

•	refrain from extending additional credit with respect to loans charged-off or classified as “loss” and uncollected;

•
refrain from extending additional credit with respect to other adversely classified loans, without the prior approval of a majority of the directors on the Bank Board or its loan committee, and without first collecting all past due interest;

•	implement a liquidity and funds management policy to reduce the Bank’s reliance on brokered deposits and other non-core funding sources; and

•	prepare and submit periodic progress reports to the FDIC and the Washington DFI.

The Consent Order will remain in effect until modified or terminated by the FDIC and the Washington State DFI. A complete copy of the Consent Order was filed as Exhibit 10.1 to the Form 8-K filed by the Corporation with the SEC on July 21, 2010.

The Board of Directors is committed to taking all actions necessary to meet each of the requirements of the Consent Order and believes that the Bank is in compliance with the Order as of September 30, 2010, except for the requirement to increase Tier 1 leverage capital to 10% and risk-based capital to 12% by November 18, 2010, and the requirement to reduce the amount of loans classified “substandard” and “doubtful” in the Report of Visitation to not more than 130% of the Bank’s Tier 1 capital and allowance for loan losses by January 17, 2011.  The Board of Directors is working diligently to comply with these requirements.  However, there can be no assurance that full compliance will be achieved. As a result, the Corporation and the Bank could become subject to further restrictions or penalties.  Full satisfaction of the Consent Order will depend in part on raising a significant amount of additional capital to satisfy the Bank’s capital ratio requirements.  The Corporation’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on the Bank’s financial performance.  The Corporation will not be able to increase the Bank’s capital ratios pursuant to the Consent Order by November 18, 2010. On the date the Consent Order was signed, the Board of Directors explained to the FDIC and the Washington State DFI representatives that market forces governing capital availability might not allow realization of the targeted capital ratios within the stipulated timeframes in spite of the efforts of the Board of Directors and management.  The regulators acknowledged that the timeframes might not be achievable, but expected the directors and management to make good faith efforts to achieve the required ratios. Notwithstanding this, we may be subject to additional regulatory orders and/or restrictions due to the Corporation’s inability to increase the Bank’s capital ratios by the required timeframe.  Further, should the Bank’s asset quality continue to erode and require significant additional provision for loan losses, resulting in additional future net operating losses at the Bank, the Bank’s capital levels will further decline, requiring the raising of more capital than the amount currently required to satisfy the Consent Order.

Additionally, based on an examination concluded on March 11, 2010, the Corporation entered into a Written Agreement with the FRB of San Francisco on November 4, 2010. Under the Agreement, the Corporation cannot do any of the following without prior written approval of the FRB:

•	declare or pay any dividends;

•	make any distributions of principal or interest on junior subordinated debentures or trust preferred securities;

•	incur, increase or guarantee any debt; or

•	redeem any outstanding stock.

The Agreement also requires the Corporation to:

•	take steps to ensure that the Bank complies with the Consent Order;

•
submit a written capital plan that provides for sufficient capitalization of both the Corporation and the Bank within 60 days, and notify FRB no more than 45 days after the end of any quarter in which any of the Corporation’s capital ratios fall below the approved plan’s minimum ratios;

•	submit a written cash flow projection plan for 2011 within 60 days;

•
comply with FRB regulations governing affiliate transactions, as well as submit a written plan to reimburse the Bank for all payments made by the Bank in violation of sections 23A and 23B of the Federal Reserve Act or to collateralize the loan made by the Bank to the Corporation in accordance with the requirements of sections 23A and 23B of the Federal Reserve Act;

•
comply with notice and approval requirements of the Federal Deposit Insurance Act (FDI Act) related to the appointment of directors and senior executive officers or change in the responsibility of any current senior executive officer;

•	comply with restrictions on paying or agreeing to pay certain indemnification and severance payments without prior written approval; and

•	submit a quarterly process report to the FRB.

Note 12 - Stock-based Compensation

Compensation expense related to stock-based compensation was $11,000 and $30,000 for the three months ended September 30, 2010 and 2009, respectively. This expense is the result of the vesting of stock options previously granted but unexercised. For the nine months ended September 30, 2010 and 2009, compensation expense related to stock-based compensation was $41,000 and $117,000, respectively. No stock options were granted in the nine months ended September 30, 2010.

Changes in total options outstanding for the nine months ended September 30, 2010, are as follows:
	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2009	647,976	$10.46	4.11	$-
Granted	-	-
Exercised	-	-
Forfeited/canceled	61,204	9.06
Outstanding on March 31, 2010	586,772	$10.61	3.92	$-
Granted	-	-
Exercised	-	-
Forfeited/canceled	71,272	12.21
Outstanding on June 30, 2010	515,500	$10.38	3.64	$-
Granted	-	-
Exercised	-	-
Forfeited/canceled	11,202	8.60
Outstanding on September 30, 2010	504,298	$10.42	3.41	$-

Exercisable on September 30, 2010	427,269	$9.89	2.78	$-

The unrecognized share-based compensation cost on unvested options at September 30, 2010, was $60,236, which will be recognized over the remaining average requisite service period of the options which is approximately two years.

Options were granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options were granted. The options granted have a term of ten years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. The Bank has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The total options authorized at September 30, 2010, were 1,040,343.

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

The Bank is required to recognize stock-based compensation for the number of awards that are expected to vest. As a result, for most awards, recognized stock compensation expense was reduced by estimated forfeitures primarily based on historical forfeiture rates.

The Bank has maintained an Employee Stock Purchase Plan (ESPP) under the terms of which 213,212 shares of common stock were authorized for issuance. In July 2010, the final 54,309 shares were issued to employees participating in the ESPP.  The plan allowed employees of the Bank with three months of service the opportunity to purchase common stock through accumulated salary deductions during each offering period. On the first day of each six-month offering period (January 1 and July 1 of each year), eligible employees who elected to participate were granted options to purchase a limited number of shares and unless the participant withdrew from the plan, the option was effectively exercised on the last day of each offering period. The aggregate number of shares to be purchased in any given offering was determined by dividing the accumulated salary deduction for the period by the lower of 85% of the market price of a common share at the beginning or end of an offering period.  The ESPP permitted for shares to be purchased in the open market or new shares could be issued from the Bank’s authorized but unissued shares. All of the final 54,309 shares issued in July 2010 were purchased on the open market.

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

The following table presents a summary of the fair value of the Corporation’s financial instruments:
	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$223,601	$223,601	$145,595	$145,595
Securities available-for-sale	249,383	249,383	227,805	227,805
Securities held-to-maturity	20,681	21,624	36,177	36,494
FHLB stock	11,920	11,920	11,920	11,920
Loans, net	1,025,753	1,002,514	1,173,213	1,074,697
BOLI	25,264	25,264	24,522	24,522

Financial liabilities
Deposit accounts	$1,135,267	$1,128,926	$1,139,774	$1,116,840
FHLB advances	239,000	269,814	239,000	261,217
FRB TAF borrowings	-	-	20,000	20,000
Securities sold under agreements to repurchase	145,000	187,319	145,410	174,700
Junior subordinated debentures	15,465	8,079	15,465	8,079
Junior subordinated debentures, fair value	3,341	3,341	3,341	3,341

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

FHLB Stock
The Bank’s investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. In October 2010, the FHLB of Seattle entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (FHFA). The Stipulation and Consent provides that the FHLB agrees to a Consent Order issued by the FHFA, which requires the FHLB to take certain specified actions related to its business and operations (the Stipulation and Consent and the Consent Order are collectively referred to as the Consents). The Consents and related understandings with the FHFA constitute the FHLB's capital restoration plan and fulfill the FHFA's April 19, 2010, request of the FHLB for a business plan. The Consents provide that, following a stabilization period (from the date of the Consent Order through the filing of the FHLB's second quarter 2011 quarterly report on Form 10-Q with the Securities and Exchange Commission) and once the FHLB reaches and maintains certain thresholds, it may begin repurchasing member capital stock at par.

Bank Owned Life Insurance (BOLI)
The carrying amount of BOLI approximates its fair value, net of any surrender charges. Fair value of BOLI is estimated using the cash surrender value.

Loans
Fair values are estimated using current market interest rates to discount future cash flows for each of the different loan types. Interest rates used to discount the cash flows are based on published current market rates for similar products. Prepayment rates are based on expected future prepayment rates, or, where appropriate and available, market prepayment rates. Fair value for loans is reduced by the allowance for loan losses as a credit adjustment. The majority of impaired loans are individually analyzed each quarter for impairment and impairments are included with the credit adjustment factor. A liquidity and marketability adjustment is also used to adjust the fair value of loans.  This factor discounts loans based upon type of loan and current loan classifications.

Deposits
The fair value of deposits with no stated maturity, such as checking accounts, money market deposit accounts and savings accounts, equals the amount payable on demand plus a premium based on current interest rates. The fair value of certificates of deposits is calculated based on the discounted value of contractual cash flows. The discount rate is equal to the market rate currently offered on similar products.

FHLB advances and securities sold under agreements to repurchase
The fair value is calculated based on market price quotations and confirmed with the discounted cash flow method, adjusted for market interest rates and terms to maturity.

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

The Corporation applied fair value accounting to the junior subordinated debentures issued by Cascade Capital Trust I. The change in fair market value of the junior subordinated debentures is recorded as a component of other income. During the fourth quarter of 2009, FDIC restrictions prohibited dividend payments from the Bank to the Corporation, which in turn led the Corporation to defer the payment of interest on the trust preferred securities. The Corporation continues to accrue these interest payments. Because of the dividend suspension, combined with losses and regulatory actions which have reduced the Corporation’s credit rating, the Corporation’s $10.0 million par junior subordinated debentures declined significantly as of December 31, 2009, reducing the carrying value from $10.5 million at December 31, 2008 to $3.3 million, with the difference recorded as a $7.2 million gain for the year.  The Corporation determined the fair value for Cascade Capital Trust I by calculating the net present value of the Trust’s expected cash flows. The discount rate used was the rate of 20 year U.S. Treasury Notes (the approximate remaining maturity) as of December 31, 2009, plus a credit spread developed by reviewing a number of other similar issues, plus a liquidity premium of 500 basis points due to the size of the Corporation and the issue. As with similar bonds, the bonds were assumed to be outstanding until maturity. The derived rate was 24.47% as of September 30, 2010 and December 31, 2009. The valuation is considered a Level 3 measurement. For the three and nine months ended September 30, 2010, there was no change in the fair value of the junior subordinated debentures. The fair value option was not selected for the junior subordinated debentures issued in connection with Cascade Capital Trust II and III, reported at book value of $15.5 million.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

(Dollars in thousands)	Fair Value at September 30, 2010
Assets	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	$30,797	$-	$30,797
Agency notes & bonds	-	80,475	-	80,475
US Treasury notes	-	127,815	-	127,815
FDIC guaranteed debt	10,296	-	-	10,296
Total	$10,296	$239,087	$-	$249,383

Liabilities	Level 1	Level 2	Level 3	Total
Junior subordinated debentures	$-	$-	$3,341	$3,341
Total	$-	$-	$3,341	$3,341

(Dollars in thousands)	Fair Value at December 31, 2009
Assets	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	$41,280	$-	$41,280
Agency notes & bonds	-	186,525	-	186,525
Total	$-	$227,805	$-	$227,805

Liabilities	Level 1	Level 2	Level 3	Total
Junior subordinated debentures	$-	$-	$3,341	$3,341
Total	$-	$-	$3,341	$3,341

The following table presents the total fair value adjustments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Assets
Mortgage-backed securities	$219	$1,281	$1,386	$1,496
Agency notes & bonds	(1,880)	3,406	4,373	1,151
US Treasury notes	162	-	380	-
FDIC guaranteed debt	28	(94)	48	-
Preferred stock	-	-	-	840
Total	$(1,471)	$4,593	$6,187	$3,487

Liabilities
Junior subordinated debentures	$-	$351	$-	$2,153
Total	$-	$351	$-	$2,153

The change in fair market value of the junior subordinated debentures is recorded as a component of non-operating income. The following table presents the fair value adjustments for the junior subordinated debentures, which use significant unobservable inputs (Level 3) for the periods presented.

	Fair value measurements using significant unobservable inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Beginning balance	$3,341	$8,708	$3,341	$10,510
Total gains recognized	-	(351)	-	(2,153)
Ending balance	$3,341	$8,357	$3,341	$8,357

The following table presents the balance of assets measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009.

(Dollars in thousands)	Fair Value at September 30, 2010
Description	Level 1		Level 2		Level 3	Total
Impaired loans (1)	$		$		$156,638	$156,638
REO(2)		-		-	34,989	34,989
Total	$		$		$191,627	$191,627

(Dollars in thousands)	Fair Value at December 31, 2009
Description	Level 1		Level 2		Level 3	Total
Impaired loans (1)		$-		$-	$177,317	$177,317
REO(2)		-		-	18,842	18,842
Total		$-		$-	$196,159	$196,159

(1)	Impaired loans include loans on nonaccrual, classified doubtful, TDR and/or individually analyzed for impairment, adjusted by the impairment amount.
(2)	REO is disclosed at book balance, which approximates fair value.

The following table presents the total losses resulting from nonrecurring fair value adjustments for the periods presented:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2010	2009	2010	2009
Impaired loans (1)	$10,815	$9,700	$28,468	$27,599
REO(2)	2,394	69	6,687	1,348
Goodwill	-	-	12,885	11,700
Total	$13,209	$9,769	$48,040	$40,647

(1)
Total losses for loans includes the actual impairment amount, plus the allowance for loan loss write downs during the period for those loans considered impaired at September 30, 2010 and September 30, 2009.

(2)	Losses for REO are the net losses recognized during the period.

Note 14 - Commitments and Contingencies

(a) Lease Commitments

The Bank leases space for various branches. These leases run for a period ranging from 2 to 10 years and allow for established rent increases each year. Generally, these leases require the Bank to pay all taxes, maintenance and utility costs, as well as maintain certain types of insurance.

Rent expense for the three months ended September 30, 2010 was $230,000 compared to $225,000 for the three months ended September 30, 2009. Rent expense was $687,000 and $663,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

(b) Loan Commitments

At September 30, 2010, the Bank had outstanding commitments to grant loans of $3.0 million compared to $11.1 million at December 31, 2009.

Commitments to extend credit under lines of credit/loans in process are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Unfunded commitments totaled $98.8 million at September 30, 2010, and $122.7 million at December 31, 2009.  Commitments generally have fixed maturity dates.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, other real estate including residential, multifamily and land, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing, and similar transactions. The Bank underwrites its standby letters of credit using its policies and procedures applicable to loans in general. Standby letters of credit are made on both an unsecured and secured basis. The Bank has not been required to perform on any standby letters of credit or financial guarantees during the past two years.

The Bank did not incur any losses on its commitments for the first nine months of 2010 or in 2009.

At September 30, 2010 and December 31, 2009, the following financial instruments with off-balance sheet risk were outstanding:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Commitments to grant loans	$2,975	$11,145
Unfunded commitments under lines of credit/loans in process	98,778	122,714
Standby letters of credit and financial guarantees written	1,647	1,695
Unused commitments on bankcards	13,675	13,621
Total	$117,075	$149,175

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

(d) Loss Contingencies

The Bank has $50.0 million in repurchase agreements which have provisions allowing the agreements to be terminated by its counterparty. While the Bank has received no indication that the repurchase transactions will be terminated prior to maturity and the transactions are secured by securities pledged to the counterparty, management believes that the likelihood of termination of the agreements is reasonably possible. If these repurchase agreements had been terminated as of September 30, 2010, the termination fee would have been approximately $17.7 million.

(e) Significant Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within the Bank’s loan portfolio, thereby exposing the Bank to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments. At September 30, 2010, the Bank’s most significant concentration of credit risk was in loans secured by commercial real estate. These loans totaled approximately $677.0 million or 64% of Cascade’s total loan portfolio.  Construction loans, land acquisition and development/land loans, commercial real estate loans and multifamily loans are included in the total of loans secured by commercial real estate for purposes of this calculation.  There has been deterioration in the real estate market over the last two years which has led to an increase in nonperforming loans and the allowance for loan losses.

At September 30, 2010, the Bank’s most significant investment concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. The Bank’s exposure, which results from positions in securities issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $266.2 million, or 94% of the Bank’s total investment portfolio (including FHLB stock) at September 30, 2010.

 (f) Regulatory Examinations

At periodic intervals, the Washington State DFI, the FDIC, and the FRB routinely examine the Corporation’s financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct the Corporation’s financial statements be adjusted in accordance with their findings. As a result of the Bank’s Consent Order, it is subject to more frequent examinations by regulators.

Note 15 – Subsequent Events

On October 21, 2010, the Corporation announced that it had completed a series of balance sheet restructuring transactions.  The end result was to shrink the Corporation’s balance sheet, improve capital ratios, reduce interest expense and improve net interest margin.

Details of the transactions included the following:

•	The Corporation used low-yielding interest-earning deposits at the FRB to prepay $80 million of FHLB advances at an average rate of 3.75%, incurring approximately $4.8 million in prepayment penalties.

•
The Corporation offset the prepayment penalties with approximately $5.0 million in gains from the sale of investment securities.  Approximately $1.1 million of the gains from the sale of investment securities was recorded in the third quarter of 2010. In total, the Corporation sold approximately $252 million in securities with a weighted average book yield of 2.0%.

•	The Corporation reinvested substantially all of the proceeds from the securities sale into new securities with a 0% to 20% risk-weight at an average yield of 2.4%.

•
The Corporation restructured $159 million of long-maturity FHLB “option” advances, callable quarterly as rates rise, into floating-rate, option-free borrowings, reducing the current average rate on the advances by 1.38%.

•
The Corporation purchased a series of interest rate caps totaling $159 million in notional amount to manage interest rate risk going forward.  These caps were designed to protect both net interest margin and shareholder equity from potential future rising interest rates.

These restructuring transactions, which commenced late in the third quarter of 2010 and were completed early in the fourth quarter of 2010, are part of the Corporation’s overall business plan to strengthen its financial condition going forward.

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

Forward-Looking Statements

This report includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We make forward-looking statements regarding adequacy of our allowance for loan losses, projections about subsequent charge-offs, projections about the viability of repurchase agreements, time lapse for the recognition of additional loan loss provisions or charge-offs from the date they become known, projected sources of funds, consequences of failure to increase the Bank’s capital ratios by November 18, 2010, and outcome of existing litigation. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	management’s ability to raise capital to meet regulatory requirements and fund future operations;

•	management’s ability to effectively execute its business plan and strategy;

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

•	our ability to attract and retain deposits;

•	further increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	the failure or security breach of computer systems on which we depend;

•	increased competitive pressures among financial services companies;

•	adverse changes in the securities markets;

•	technological changes;

•	the ability to increase market share and control expenses;

•	our success at managing the risks involved in the foregoing; and

•	other risks which may be described in the Corporation’s future filings with the SEC under the Securities Exchange Act of 1934.

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

General

Cascade Financial Corporation (the Corporation) is a bank holding company incorporated in the state of Washington in 2003. At September 30, 2010, the Corporation’s wholly-owned subsidiaries were Cascade Bank (Cascade Bank or the Bank), and Cascade Capital Trusts I, II, and III, formed to hold trust preferred securities. Colby R.E., LLC, a subsidiary under the Bank, was incorporated in March 2009 and 2011 Yale Avenue East, LLC, a subsidiary under Colby R.E., LLC, was incorporated in May 2010.  Both were formed to acquire, manage and sell REO properties. The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington, 98201. The telephone number is (425) 339-5500 and the website is www.cascadebank.com. Information on the website is not part of this Report.

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

The Corporation conducts its business from its main office in Everett, Washington, and 21 other full-service offices in the greater Puget Sound region. At September 30, 2010, the Corporation had total assets of $1.62 billion, total deposits of $1.14 billion and total equity of $75.8 million.

On July 20, 2010, the Board of Directors of Cascade Bank stipulated to the entry of a Consent Order with the Federal Deposit Insurance Corporation (FDIC) and Washington State Department of Financial Institutions (DFI), effective July 21, 2010.  Under the Order, Cascade Bank is required, among other things, to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 capital to 10% and Risk Based Capital to 12% by November 18, 2010. Additionally, based on an examination concluded on March 11, 2010, the Corporation entered into a Written Agreement with the Federal Reserve Bank of San Francisco (FRB) on November 4, 2010. Under the Agreement, the Corporation is restricted from paying dividends and making payments on trust preferred securities without prior written approval, may not increase debt or redeem shares of its stock and is required to submit an acceptable capital plan, cash flow projections and other plans to the FRB.   See the section entitled “Stockholders’ Equity and Regulatory Matters” for more information regarding the Consent Order and the Written Agreement.

Although management has undertaken actions to comply with the Consent Order and Written Agreement, there can be no assurance that full compliance will be achieved.  As a result, the Corporation and the Bank could become subject to further restrictions or penalties.  Full satisfaction of the Consent Order and Written Agreement will depend in part on raising a significant amount of additional capital to satisfy the Bank’s capital ratio requirements.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  We will not be able to increase the Bank’s capital ratios pursuant to the Consent Order by November 18, 2010.  We may be subject to additional regulatory orders and/or restrictions due to our inability to increase the Bank’s capital ratios by the required timeframe.  Further, should our asset quality continue to erode and require significant additional provision for loan losses, resulting in additional future net operating losses at the Bank, its capital levels will further decline, requiring the raising of more capital than the amount currently required to satisfy the Consent Order.

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

Allowance for Loan Losses
Management determines the amount of the allowance for loan losses by utilizing a loan quality grading system to determine risk in the loan portfolio. The allowance consists of general and specific components.  When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the Bank’s credit review process. The Bank’s loan quality grading methodology assigns a loan quality grade from 1 to 10, where a higher numerical rating represents higher risk. These loan quality rating categories are a primary factor in determining an appropriate amount for the allowance for loan losses. The loan portfolio is separated by loan type and then by risk rating. Loans of acceptable quality (loans graded “pass”) are evaluated as a group, by loan type, with a loss rate based on average historical losses and adjusted for qualitative (Q) factors. The ‘Q’ factors include regional/local economic trends, the health of the real estate market, loan and collateral concentrations, size of borrowing relationships, trends in loan delinquencies and charge-offs and changes in loan classifications and are included in the Bank’s analysis of the allowance for loan losses. Allocations for ‘Q’ factors are based upon management’s review of each of the factors and are applied to all loans graded “pass.” The ‘Q’ factors augment the historical loss factors utilized in assessing the allowance to reflect the potential losses embedded in the loan portfolio as real estate property values have declined and sales have slowed. After reviewing all historical and qualitative factors by loan type, management has added a management judgment factor to several loan types. The allowance factors for business, commercial real estate and multifamily were all increased during the quarter because there are additional concerns in these portfolios that were not identified by using historical or other qualitative factors. Management has included a negative adjustment to the allowance factor for land loans because analysis showed that the historical allowance factor overstates the allocated reserve due to a higher credit quality level in the remaining land portfolio.

Regular credit review of the portfolio also identifies loans that are considered potentially impaired. A loan is considered impaired when, based on current information and events, the Bank determines that it will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When the Bank identifies a loan as impaired, it measures the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, the Bank uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Bank determines that the value of the impaired loan is less than the recorded investment in the loan, it either recognizes an impairment reserve as a specific component to be provided for in the allowance for loan losses or charges-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of risk rating-based allowance component and impairment reserve allowance component lead to an allocated allowance for loan losses.

Management believes that the allowance for loan losses was adequate as of September 30, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review. Approximately 86% of the Bank’s loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan losses. Over the last several years, there has been deterioration in the residential development market which has led to an increase in non-performing loans and the allowance for loan losses. A continued deterioration in this market or deterioration in other segments of the Bank’s loan portfolio, such as commercial real estate or commercial construction, may lead to additional charges to the provision for loan losses.

Real Estate Owned (REO)
Real estate owned includes real estate acquired in settlement of loans. Real estate owned is recorded at the lower of cost or fair value, based upon an appraisal, less estimated costs to sell. Developments and improvements related to the property are capitalized. Any losses recorded at the time a foreclosure occurs are classified as a charge-off against the allowance for loan losses. Losses that result from the ongoing periodic valuation of these properties, are charged to expense in the period identified.

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

Under GAAP, a valuation allowance is required on deferred tax assets if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realization of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including income and losses in recent years, the forecast of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Corporation considers both positive and negative evidence regarding the ultimate realization of deferred tax assets. At March 31, 2010, the Corporation assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. The Corporation determined that the negative evidence associated with cumulative losses, entering into a Consent Order with its regulators, and credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, during the first quarter in 2010, the Corporation established a full valuation allowance against its deferred tax asset.  The allowance totaled $19.2 million at September 30, 2010, with net operating loss carryforwards accounting for $16.2 million of deferred tax assets.

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

Goodwill Impairment
Impairment analysis of the fair value of goodwill involves a substantial amount of judgment. During the second quarter of 2010, the Corporation analyzed its goodwill, in accordance with ASC Topic 350, Intangibles – Goodwill and Other Intangibles, to determine whether, and to what extent, its goodwill asset was impaired. The goodwill impairment test includes two steps. Step 1, used to identify potential impairment, compares the estimated fair value of the Corporation with its carrying amount including goodwill. Step 1 inputs used to determine the implied fair value of the Corporation include the quoted market price of the Corporation’s common stock, market prices of common stocks of other banking organizations, common stock trading multiples, and inputs from comparable transactions. In the

Step 1 analysis, the carrying amount exceeded its estimated fair value and the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment test compared the implied estimated fair value of goodwill with the carrying amount of the currently recorded goodwill. The Step 2 analysis indicated that the implied fair value of the goodwill was less than the carrying value of goodwill. As a result of the analysis, the Corporation wrote-off the remaining balance of its goodwill at June 30, 2010.

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2010	2009	2010	2009
Return on average assets (1)(2)	(1.59)%	0.25%	(5.08)%	(2.17)%
Return on average common equity (1)(2)	(55.12)	4.28	(130.82)	(32.34)
Average stockholders’ equity to average assets	5.15	8.16	6.09	8.96
Other expenses to average assets (1)	2.82	1.92	3.70	3.14
Efficiency ratio	85.23	56.35	120.86	91.29
Efficiency ratio (excluding goodwill impairment & OTTI charge) (3)	85.23	56.35	87.50	61.29

(1) Annualized
(2) Excludes preferred stock.
(3)Non-GAAP measurement: excludes a goodwill impairment charge of $12.9 million and $11.7 million for the nine months ended September 30, 2010 and 2009, respectively and an OTTI charge of $858,000 for the nine months ended September 30, 2009.

CHANGES IN FINANCIAL CONDITION

General

Total assets decreased 5% or $80.1 million to $1.62 billion at September 30, 2010, compared to $1.70 billion at December 31, 2009. Net loans, net of deferred loan fees and the allowance for loan losses, decreased 13% or $147.5 million to $1.03 billion at September 30, 2010, from $1.17 billion at December 31, 2009.

Interest-earning deposits, which were held at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), increased to $219.3 million at September 30, 2010 compared to $141.6 million at December 31, 2009. Cash on hand and in banks increased to $4.3 million at September 30, 2010 from $4.0 million at December 31, 2009.

 Investment Securities

Total securities increased by $6.1 million to $282.0 million at September 30, 2010, compared to $275.9 million at December 31, 2009.  Securities designated as available-for-sale increased to $249.4 million at September 30, 2010, versus $227.8 million at December 31, 2009. Securities designated as held-to-maturity decreased to $20.7 million at September 30, 2010, from $36.2 million at December 31, 2009. The securities in both portfolios consist of notes and mortgage-backed securities issued by U.S. government sponsored enterprises (GSE), including consolidated obligations of the FHLB and Federal Farm Credit Bank (FFCB) systems and direct obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). There are two corporate bonds held in the securities available-for-sale portfolio that are guaranteed by the FDIC pursuant to the Temporary Liquidity Guarantee Program. There were no investment securities that were backed by subprime loans and all investments received the highest credit rating from at least one of the major rating agencies. FHLB stock was $11.9 million at September 30, 2010 and December 31, 2009.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities at the dates indicated.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Mortgage-backed securities	$29,128	$30,797	$40,997	$41,280
Agency notes & bonds	78,162	80,475	188,585	186,525
US Treasury notes	127,435	127,815	-	-
FDIC guaranteed debt	10,248	10,296	-	-
Total	$244,973	$249,383	$229,582	$227,805

(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
Mortgage-backed securities	$19,906	$20,849	$15,405	$15,909
Agency notes & bonds	-	-	19,997	19,810
Junior subordinated debentures	775	775	775	775
Total	$20,681	$21,624	$36,177	$36,494

There were no securities with unrealized losses as of September 30, 2010. Certain securities at December 31, 2009, shown above currently have fair values less than amortized cost. Available-for-sale securities had unrealized losses of $2.6 million and held-to-maturity securities had unrealized losses of $187,000. In the opinion of management, these securities were considered only temporarily impaired due to changes in market interest rates and/or the widening of market spreads subsequent to the initial purchase of the securities or to disruptions in credit markets. Since all of these securities are rated AAA, this temporary impairment is not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

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

At September 30, 2010, the Bank had 119,203 shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to FHLB member institutions and can only be purchased and redeemed at par. Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.

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

Based upon an analysis by Standard and Poors regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), the FHLB System can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB System. The Bank has determined there is no other-than-temporary impairment on the FHLB stock investment as of September 30, 2010.

In October 2010, the FHLB of Seattle entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (FHFA). The Stipulation and Consent provides that the FHLB agrees to a Consent Order issued by the FHFA, which requires the FHLB to take certain specified actions related to its business and operations (the Stipulation and Consent and the Consent Order are collectively referred to as the Consents). The Consents and related understandings with the FHFA constitute the FHLB's capital restoration plan and fulfill the FHFA's April 19, 2010, request of the FHLB for a business plan.

The Consents provide that, following a stabilization period (from the date of the Consent Order through the filing of the FHLB's second quarter 2011 quarterly report on Form 10-Q with the Securities and Exchange Commission) and once the FHLB reaches and maintains certain thresholds, it may begin repurchasing member capital stock at par.

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

Residential loans held in the Bank’s portfolio are secured by single family residences. The Bank also originates longer term fixed rate residential loans, and sells many of those loans into the secondary market on a best efforts, servicing released basis. Beginning in 2009, the Bank has originated and holds loans generated under its Builder Loan Program, which offers attractive terms to qualified buyers of houses from builders financed by the Bank. As of September 30, 2010, the Bank held $81.6 million of these loans. Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential (i.e. automobiles, credit cards or boats).

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands) Loans	September 30, 2010	% of Portfolio	December 31, 2009	% of Portfolio
Business	$417,273	39.5%	$469,196	39.0%
R/E construction(1)
Spec construction	38,020	3.6	59,360	4.9
Land acquisition & development/land	68,498	6.5	146,164	12.2
Commercial R/E construction	19,509	1.8	32,470	2.7
Multifamily/custom construction	4,500	0.4	18,923	1.6
Total R/E construction	130,527	12.3	256,917	21.4
Commercial R/E	187,564	17.8	183,286	15.2
Multifamily	93,246	8.8	82,418	6.9
Home equity/consumer	30,329	2.9	31,738	2.6
Residential(2)	197,400	18.7	179,133	14.9
Total loans	$1,056,339	100.0%	$1,202,688	100.0%
Deferred loan fees	(4,130)		(3,575)
Allowance for loan losses	(26,456)		(25,900)
Loans, net	$1,025,753		$1,173,213

(1)	Real estate construction loans are net of loans in process.
(2)	Loans held-for-sale are included in residential loans, and at less than 1% of total loans, are not considered material.

Total loans decreased by $146.3 million to $1.06 billion from December 31, 2009 to September 30, 2010.  Payments and payoffs totaled $267.7 million for the nine months ended September 30, 2010 and offset $212.0 million in additional loan growth, most of which was due to advances on existing business and construction loans.  Total loans were further reduced by charge-offs of $51.2 million and $37.8 million in transfers to REO for the nine months ended September 30, 2010.

The following table presents the change in the Bank’s loan portfolio from December 31, 2009 to September 30, 2010.

(Dollars in thousands) Loans	Balance at September 30, 2010	Additions/ Advances	Payments/ Payoffs (1)	Reclassifi- cations	Charge- offs (2)	Transfers to REO	Transfers to Notes Receivable	Balance at December 31, 2009
Business	$417,273	$127,313	$(164,313)	$(1,346)	$(9,595)	$(1,757)	$(2,225)	$469,196
R/E construction	130,527	29,659	(56,413)	(23,627)	(40,269)	(35,740)	-	256,917
Commercial R/E	187,564	2,260	(4,586)	7,354	(750)	-	-	183,286
Multifamily	93,246	4,975	(8,763)	14,616	-	-	-	82,418
Home equity/consumer	30,329	5,379	(6,444)	(52)	(292)	-	-	31,738
Residential	197,400	42,958	(27,220)	3,055	(246)	(280)	-	179,133
Total loans	$1,056,339	$212,544	$(267,739)	$-	$(51,152)	$(37,777)	$(2,225)	$1,202,688
Deferred loan fees	(4,130)	(555)	-	-	-	-	-	(3,575)
Allowance for loan losses	(26,456)	(51,015)	-	(10)	50,469	-	-	(25,900)
Loans, net	$1,025,753	$160,974	$(267,739)	$(10)	$(683)	$(37,777)	$(2,225)	$1,173,213

(1)	During the period, the Bank sold $8.6 million in residential portfolio loans and recorded a $134,000 gain.
(2)	Excludes negative now accounts totaling $206,000, a $33,000 writedown relating to a note receivable, and recoveries of $922,000.

Allowance for Loan Losses

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

At September 30, 2010, the allowance for loan losses was $26.5 million (2.50% of total loans) compared to $25.9 million (2.15% of total loans) at December 31, 2009. During the third quarter of 2010, the Corporation added $8.0 million to the allowance and $51.0 million for the nine months of 2010. The valuation reserve for off-balance sheet commitments was $59,000 at September 30, 2010 and $69,000 at December 31, 2009. The total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was $26.5 million (2.51% of total loans) as of September 30, 2010, compared to $26.0 million (2.16% of total loans) as of December 31, 2009.

Activity in the allowance for loan losses during the third quarter included a provision expense of $8.0 million and net charge-offs of $7.6 million. The charge-offs during the quarter were primarily related to business and land acquisition and development/land loans, which accounted for $6.9 million in charge-offs. During the nine months ended September 30, 2010, the provision for loan losses was $51.0 million and net charge-offs were $50.5 million.

The following table sets forth information regarding changes in the Bank’s allowance for loan losses for the periods presented.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for Loan Losses	2010	2009	2010	2009
Balance at beginning of period	$26,058	$24,490	$25,900	$16,439
Charge-Offs
Business	(3,768)	-	(9,628)	(595)
Construction/land	(3,133)	(3,699)	(40,269)	(26,994)
Commercial R/E	(523)	-	(750)	-
Consumer and other	(210)	(116)	(498)	(494)
Residential	(1)	-	(246)	-
Recoveries	32	77	922	200
Net charge-offs	(7,603)	(3,738)	(50,469)	(27,883)
Provision for loan losses	8,000	4,000	51,015	36,175
Transfers from (to) off-balance commitments	1	(3)	10	18
Balance at end of period	$26,456	$24,749	$26,456	$24,749

Average total loans	$1,090,449	$1,231,888	$1,139,952	$1,246,130
Nonperforming loans	68,354	125,687	68,354	125,687

Ratio of net charge-offs during the period to average total loans	0.70%	0.30%	4.43%	2.24%
Ratio of allowance for loan losses to average total loans	2.43	2.01	2.32	1.99
Ratio of allowance for loan losses to total loans	2.50	2.01	2.50	2.01
Coverage ratio	38.70	19.69	38.70	19.69

Management believes that the allowance for losses on loans is adequate to provide for losses that may be incurred on loans; however, there is no guarantee that management’s estimate will be sufficient to cover actual loan losses.

At September 30, 2010, the allowance for loan losses was 38.70% of total nonperforming loans (coverage ratio) compared to 19.69% at September 30, 2009. The increase in the coverage ratio for the current period was mainly due to the decrease in nonperforming loans. Nonperforming loans decreased 46% from $125.7 million at September 30, 2009 to $68.4 million at September 30, 2010.  During the same period the allowance for loan losses increased 7% from $24.7 million to $26.5 million.

Asset Quality

Banking regulations require that each insured institution review and classify its assets regularly. In addition, bank examiners have the authority to identify problem assets and, if appropriate, require them to be adversely classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have sufficient weaknesses that make collection or payment in full, based on currently existing facts, conditions and values, questionable. An asset classified as loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss or charge-off such amounts. The Bank uses two other asset classification categories for potential problem loans. They are watch and special mention. Borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk are classified as watch. Loans identified as special mention represent borrowers who exhibit potential credit weaknesses or trends deserving Bank management’s close attention.

In order to proactively address credit quality issues within its loan portfolios, Cascade Bank maintains fully staffed Credit Administration and Special Assets departments to address the increased volume of classified assets. Generally, when a loan becomes classified, the relationship is transferred to the Special Assets department. Cascade Bank actively engages the borrower and guarantor to determine a course of action. Current financial information is requested from the borrower(s) and guarantor(s) and updated collateral values are requested. If the loan is secured by real estate, updated title information is obtained to determine the status of encumbrances on the collateral. When possible, Cascade Bank requires the borrower to provide additional collateral or capital. In conjunction with the receipt of additional collateral, Cascade Bank will sometimes modify the terms of the loan. Often the new modified terms of the loan are consistent with terms that Cascade Bank would offer a new borrower. If the modification of terms is considered concessionary, the loan is classified as a troubled debt restructuring (TDR).

Cascade Bank also may consider allowing a borrower to sell the underlying collateral for less than the outstanding balance on the loan if the current collateral evaluation supports the offer price. In such situations, Cascade Bank often requires the borrower to sign a new note for the resulting deficiency or to bring cash to closing. In some situations, Cascade Bank releases the collateral only in a sale transaction, preserving its right to seek monetary judgments against the borrowers and guarantors.

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

The following table shows nonperforming loans versus total loans in each loan category:

(Dollars in thousands)	Balance at September 30, 2010	Nonperforming Loans (NPL)	NPL as a % of Loan Category
Business	$417,273	$6,601	2%
R/E Construction
Spec construction	38,020	16,115	42
Land acquisition & development/land	68,498	13,323	19
Commercial R/E construction	19,509	-	0
Multifamily/custom construction	4,500	-	0
Total R/E construction	130,527	29,438	23
Commercial R/E	187,564	30,276	16
Multifamily	93,246	-	0
Home equity/consumer	30,329	449	1
Residential	197,400	1,590	1
Total	$1,056,339	$68,354	6%

Nonperforming loans decreased to $68.4 million at September 30, 2010, compared to $106.1 million at December 31, 2009. The decline is largely the result of a net decrease of $51.8 million in nonperforming land acquisition & development/land loans which decreased to $13.3 million at September 30, 2010, as compared to $65.1 million at December 31, 2009.

Additions to nonperforming loans were $80.7 million for the nine months ended September 30, 2010, including two spec construction loans totaling $13.4 million, three land acquisition and development/land loans totaling $17.4 million and two commercial real estate loans totaling $18.7 million. These seven loans accounted for approximately 61% of the additions that occurred during the nine month period of 2010.  One of the commercial real estate loans is secured by a 31,000 square foot office building and commercially zoned land, and the other is secured by a shopping center. The construction and land acquisition and development loans are secured by mostly completed residentially developed lots and/or finished houses. All seven loans have been individually reviewed for impairment. Additions to nonperforming loans during the period were offset by $27.3 million in paydowns, $51.2 million in charge-offs, $37.8 million in transfers to REO and $2.2 million in transfers to notes receivable. Charge-offs were largely for land acquisition and development/land loans, which accounted for $34.5 million and business loans, which accounted for $9.6 million of the total charge-offs.

The following table shows the migration of nonperforming loans (NPLs) through the portfolio in each category as of September 30, 2010, compared to December 31, 2009:

	On Loans Designated NPLs as of September 30, 2010
(Dollars in thousands) Nonperforming Loans	Balance at September 30, 2010	Additions	Paydowns	Charge-offs (1)	Transfers to REO	Transfers to Notes Receivable	Balance at December 31, 2009
Business	$6,601	$13,865	$(675)	$(9,595)	$(1,757)	$(2,225)	$6,988
R/E construction
Spec construction	16,115	25,953	(18,150)	(4,016)	(1,459)	-	13,787
Land acquisition & development/land	13,323	19,792	(7,552)	(34,501)	(29,536)	-	65,120
Commercial R/E construction	-	20	-	(1,752)	(4,745)	-	6,477
Total R/E construction	29,438	45,765	(25,702)	(40,269)	(35,740)	-	85,384
Commercial R/E	30,276	18,883	(438)	(750)	-	-	12,581
Home equity/consumer	449	481	(226)	(292)	-	-	486
Residential	1,590	1,710	(251)	(246)	(280)	-	657
Total nonperforming loans	$68,354	$80,704	$(27,292)	$(51,152)	$(37,777)	$(2,225)	$106,096

(1) Excludes negative now accounts totaling $206,000, a $33,000 writedown relating to a note receivable, and recoveries of $922,000.

Substantially all of the Bank’s nonperforming loans are individually analyzed for impairment. Impaired loans are those loans where, based on current information and events, it is probable that Cascade Bank will be unable to collect all amounts due according to the contractual terms of the agreement.

When loans are identified as impaired they are typically transferred to the Bank’s Special Assets department. When the Bank identifies a loan as impaired, it measures the loan for potential impairment using discounted cash flows, except when the loan is collateral dependent. In these cases, the Bank uses the current fair value of collateral, less selling costs. The current fair value of collateral is generally determined through obtaining external appraisals. External appraisals are updated on a periodic basis as determined by the Chief Credit Officer. The Bank obtains appraisals from a pre-approved list of independent, third party, local appraisal firms. Appraisals are reviewed by the Bank’s Chief Appraiser, or a qualified third party reviewer to ensure the quality of the appraisal and the expertise and independence of the appraiser. Although an external appraisal is the primary source used to value collateral dependent loans, the Bank may also utilize values obtained through executed purchase and sale agreements, negotiated short sales, broker price opinions, or historical sales activity. These alternative sources of value are used only if deemed to be more representative of current value. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, the Bank does not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

At September 30, 2010, the recorded investment in loans classified as impaired totaled $161.6 million.  Included in this total are $39.8 million in impaired loans with a corresponding specific reserve (included in the allowance for loan losses) of $4.9 million. The remaining $121.7 million in impaired loans are considered collateral dependent and have been written-down to their estimated net realizable value. At December 31, 2009, the total recorded investment in impaired loans totaled $183.7 million, with a corresponding specific reserve of $6.4 million.

Impaired loans include $75.8 million and $51.9 million in loans that have been designated as troubled debt restructured (TDR) loans at September 30, 2010 and December 31, 2009, respectively. Of the total TDR loans, $50.0 million and $26.6 million are performing as agreed under the restructured notes at September 30, 2010 and December 31, 2009, respectively.

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

The following table shows TDR loans outstanding as of the date indicated:

(Dollars in thousands)	Balance at September 30, 2010	Balance at December 31, 2009
Troubled Debt Restructured Loans
Business	$14,674	$3,626
R/E construction
Spec construction	12,451	11,783
Land acquisition and development/land	20,723	14,118
Total R/E construction	33,174	25,901
Commercial R/E	21,100	20,441
Multifamily	5,638	-
Residential	1,236	1,896
Total	$75,822	$51,864

The Bank had one loan totaling $1.4 million that was 90 days or more past due and still accruing interest at September 30, 2010.

Interest income reversed due to loans being placed on non-accrual totaled $140,000 for the three months ended September 30, 2010, and $515,000 for the nine months ended September 30, 2010.

REO and Other Repossessed Assets

REO and other repossessed assets consists of property acquired by the Bank through foreclosure and is carried at the lower of the estimated fair value less expected selling costs, or the principal balance of the foreclosed loans. REO totaled $35.0 million at September 30, 2010, compared to $18.8 million at December 31, 2009. REO as of September 30, 2010 consisted of $215,000 in residential construction, $27.0 million in land acquisition and development/land, $2.0 million in condominium construction, $5.3 million in commercial real estate, and $530,000 in completed single-family residences.

Additions to REO and other repossessed assets were $37.8 million for the nine months ended September 30, 2010, including 14 land acquisition and development loans/land loans totaling $29.7 million.  These loans accounted for approximately 79% of the additions that occurred during the period.  Capitalized costs for the nine months ended September 30, 2010 were $5.8 million. Additions and capitalized costs for REO and other repossessed assets during the period were offset by $20.8 million in paydowns/sales and $6.7 million in writedowns/losses.

The following table shows REO and other repossessed assets activity for the periods presented:

(Dollars in thousands) REO and Other Repossessed Assets	Balance at September 30, 2010	Additions(1)	Capitalized Costs	Paydowns/ Sales	Writedowns/ Losses	Balance at December 31, 2009
R/E construction
Residential construction	$215	$2,276	$2,645	$(7,473)	$(358)	$3,125
Land acquisition & development/land	26,983	29,730	2,353	(11,206)	(5,627)	11,733
Condominium construction	1,996	-	751	(411)	(432)	2,088
Total R/E construction	29,194	32,006	5,749	(19,090)	(6,417)	16,946
Commercial R/E	5,265	5,305	77	-	(117)	-
Residential	530	529	15	(1,757)	(153)	1,896
Total	$34,989	$37,840	$5,841	$(20,847)	$(6,687)	$18,842

(1)	Includes a $63,000 addition to REO related to a single-family residence received in partial satisfaction of a loan.

The following table presents information with respect to the Bank’s nonperforming assets at the dates indicated.

(Dollars in thousands) Nonperforming assets	September 30, 2010	December 31, 2009
Business	$6,601	$6,988
R/E construction
Spec construction	16,115	13,787
Land acquisition & development/land	13,323	65,120
Commercial R/E construction	-	6,477
Total R/E construction	29,438	85,384
Commercial R/E	30,276	12,581
Home equity/consumer	449	486
Residential	1,590	657
Total nonperforming loans	68,354	106,096
REO	34,989	18,842
Total nonperforming assets	$103,343	$124,938

Total nonperforming loans to total loans	6.47%	8.82%
Total nonperforming loans to total assets	4.21	6.22
Total nonperforming assets to total assets	6.36	7.33

At September 30, 2010, nonperforming assets consisting of nonperforming (nonaccruing) loans and REO, totaled $103.3 million or 6.36% of total assets. Nonperforming assets totaled $124.9 million or 7.33% of total assets at December 31, 2009. As of September 30, 2010, 23% of total R/E construction loans and 16% of commercial R/E loans were nonperforming. The other designated loan categories had no significant amounts of nonperforming loans compared to total loans outstanding in the respective categories.

Deposits

Total deposits decreased by $4.5 million to $1.14 billion at September 30, 2010, compared to December 31, 2009. Retail deposits increased by $128.9 million, compared to December 31, 2009, which increase was partially offset by a planned runoff in public, brokered and other non-core deposits. Included in total deposits at September 30, 2010, were $902.5 million in retail deposits, $41.6 million in public deposits, $124.3 million in brokered deposits and $66.9 million in other non-core deposits.

Total checking account balances decreased $77.8 million to $367.1 million at September 30, 2010, compared to $444.9 million at December 31, 2009, mostly due to a planned reduction in public funds checking accounts that require 100% collateralization and the cross-sale and conversion of checking balances to money market accounts (MMDA) and certificates of deposit (CDs).

Savings and MMDA increased $11.2 million to $144.3 million at September 30, 2010, compared to $133.1 million at December 31, 2009.

CDs increased $62.1 million to $623.8 million at September 30, 2010, compared to $561.7 million at December 31, 2009.

The following table reflects the Bank’s deposit mix as of the dates indicated:

(Dollars in thousands) Deposits	September 30, 2010	% of Deposits	December 31, 2009	% of Deposits
Checking accounts	$367,126	32.3%	$444,922	39.0%
Savings & MMDA	144,298	12.7	133,130	11.7
CDs	623,843	55.0	561,722	49.3
Total deposits	$1,135,267	100.0%	$1,139,774	100.0%

FHLB Advances

The Bank uses FHLB advances to provide intermediate and longer term funding. At September 30, 2010, the Bank had $239.0 million in FHLB advances, which was unchanged from December 31, 2009.  The Bank transitioned from a blanket pledge collateral agreement with the FHLB of Seattle to a custodial agreement.  Under the terms of this agreement, the Bank's future borrowings from the FHLB of Seattle currently are limited to overnight cash management advances ("CMA"), or short term advances with maturities of 90 days or less.

Securities Sold Under Agreements to Repurchase

The Bank also uses repurchase agreements for funding needs. The Bank had repurchase agreements outstanding totaling $145.0 million at September 30, 2010, and $145.4 million December 31, 2009. The repurchase agreements consist of a series of transactions with maturity dates ranging from 2017 to 2022. The agreements have provisions that allow the lenders to periodically terminate the agreements. Termination dates typically occur once each quarter; however a portion of the agreements may not be terminated prior to December 2012; provided the Bank offers the lender additional securities in December 2010 and December 2011. Repurchase agreements totaling $50.0 million have provisions allowing the repurchase agreements to be terminated quarterly (in January, April, July and October) upon providing 2 days notice. While the Bank has received no indication that these repurchase agreements will be terminated prior to maturity, and the transactions are well secured by securities pledged to the counterparty, management believes that the likelihood of termination of the agreements is reasonably possible. If these repurchase agreements had been terminated as of September 30, 2010, the termination fee would have been approximately $17.7 million.

Junior Subordinated Debentures

In March 2000, the Corporation issued $10.3 million of 11.0% junior subordinated debentures. In turn, Cascade Capital Trust I, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. These junior subordinated debentures have a fixed rate of 11.0% and mature on March 1, 2030, but are callable at a premium beginning on March 1, 2010. In December 2004, the Corporation issued an additional $5.2 million in junior subordinated debentures. In turn, Cascade Capital Trust II, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. These debentures had a fixed rate of 5.82% for the first five years and as of January 7, 2010, float at the three-month LIBOR plus 1.90% for the remaining twenty-five years. The rate payable on these debentures as of September 30, 2010 was 2.43%. The debentures are callable by the Corporation at par after the first five years. On March 30, 2006, the Corporation issued an additional $10.3 million in junior subordinated debentures. In turn, Cascade Capital Trust III, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. These debentures have an initial rate of 6.65% set for five years and then convert to a three-month LIBOR plus 1.40% for the remaining twenty-five years. The debentures are callable at par after five years. The Corporation’s junior subordinated debentures are considered Tier 1 capital by financial institution regulators. All three trusts exist for the exclusive purpose of issuing the trust preferred securities underlying the junior subordinated debentures issued by the Corporation, and engaging in only those other activities necessary, advisable or incidental to the above.

On November 5, 2009, the Board of Directors elected to defer payments due on these instruments. Under the terms of each instrument, deferral of payments is permitted without triggering an event of default. Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument. In addition, during any deferral period, interest on the trust preferred securities is compounded from the date such interest would have been payable. The Corporation has deferred four consecutive dividend payments on the preferred stock.  Under the terms of the Capital Purchase Program, the Treasury can appoint two people of its choice to the board of directors of a corporation that misses six dividend payments.

Income Tax Provision

The Corporation recorded no federal income tax provision or benefit for the three months ended September 30, 2010, and a provision of $507,000 for the three months ended September 30, 2009.  The effective tax rates were 0% and 24% respectively, for the three month periods ended September 30, 2010 and 2009.  At March 31, 2010, the Corporation assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. The Corporation determined that the negative evidence associated with cumulative losses, entering into a Consent Order with its regulators, and credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, during the first quarter of 2010, the Corporation established a full valuation allowance on its deferred tax asset. The Corporation will not be able to recognize the tax benefits on current and future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

Stockholders’ Equity and Regulatory Matters

 Total stockholders’ equity decreased $58.6 million from $134.5 million at December 31, 2009, to $75.8 million at September 30, 2010. The decrease in equity was due to the net loss for the period. The loss was primarily due to the $51.0 million loan loss provision and the $12.9 million goodwill impairment charge that the Bank recorded during the nine months ended September 30, 2010.

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

The Corporation is committed to managing capital for maximum stockholder benefit and maintaining protection for depositors and creditors. The Corporation manages various capital levels at both the holding company and subsidiary bank level to attempt to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors. The Bank’s capital ratios are above regulatory levels for well capitalized banks with a risk-based capital ratio of 10.37% and a Tier 1 capital ratio of 5.70% as of September 30, 2010 but the Bank is no longer deemed to be well capitalized for federal regulatory purposes as a result of the recently signed Consent Order discussed below.

Federal Reserve guidelines require the Corporation, on a consolidated basis, to maintain minimum levels of capital as well. At September 30, 2010, the Corporation's total risk-based capital to risk-weighted assets was 10.67%, compared to 12.82% at December 31, 2009.

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

The Corporation had paid its stockholders a cash dividend on a quarterly basis since 2002. In June 2009, the Corporation suspended its regular quarterly cash dividend on common stock to preserve capital.

Accumulated other comprehensive income increased to $3.8 million at September 30, 2010, compared to a $1.2 million deficit at December 31, 2009.

On July 21, 2010, Cascade Bank entered into a Consent Order with the FDIC and the Washington State DFI (the “Consent Order”). Under the terms of the Consent Order, Cascade Bank cannot pay any cash dividends or make any payments to its stockholders without the prior written approval of the FDIC and the Washington DFI. Other material provisions of the Consent Order require the Bank to:

•	review the qualifications of the Bank’s management;

•	provide the FDIC with 30 days written notice prior to adding any individual to the Board of Directors of the Bank or employing any individual as a senior executive officer;

•	increase director participation and supervision of Bank affairs;

•
develop a capital plan and increase Tier 1 leverage capital to 10% of the Bank’s average total assets and increase total risk-based capital to 12% of the Bank’s risk-weighted assets by November 18, 2010, and maintain such capital levels, in addition to maintaining a fully funded allowance for loan losses satisfactory to the regulators;

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

•
implement a comprehensive policy for determining the adequacy of the allowance for loan losses satisfactory to the regulators and remedy any deficiency in the allowance in the calendar quarter discovered by a charge to current operating earnings;

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

The Consent Order will remain in effect until modified or terminated by the FDIC and the Washington State DFI. A complete copy of the Consent Order is attached as Exhibit 10.1 to the Form 8-K filed by the Corporation with the SEC on July 21, 2010.

The Board of Directors is committed to taking all actions necessary to meet each of the requirements of the Consent Order and believes that the Bank is in compliance with the Order as of September 30, 2010, except for the requirement to increase Tier 1 leverage capital to 10% and risk-based capital to 12% by November 18, 2010, and the requirement to reduce the amount of loans classified “substandard” and “doubtful” in the Report of Visitation to not more than 130% of the Bank’s Tier 1 capital and allowance for loan losses by January 17, 2011.  The Board of Directors is working diligently to comply with these requirements.  However, there can be no assurance that full compliance will be achieved. On the date the Consent Order was signed, the Board of Directors explained to the FDIC and the Washington State DFI representatives that market forces governing capital availability might not allow realization of the targeted capital ratios within the stipulated timeframes in spite of the efforts of the Board of Directors and management.  The regulators acknowledged that the timeframes might not be achievable, but expected the directors and management to make good faith efforts to achieve the required ratios. Notwithstanding this, there are no assurances that the Corporation and Bank would not be subject to additional restrictions or sanctions if the Bank does not increase its capital ratios as required by the Consent Order by November 18, 2010.

Additionally, based on an examination concluded on March 11, 2010, the Corporation entered into a Written Agreement with the FRB of San Francisco on November 4, 2010. Under the Agreement the Corporation cannot do any of the following without prior written approval of the FRB:

•	declare or pay any dividends;

•	make any distributions of principal or interest on junior subordinated debentures or trust preferred securities;

•	incur, increase or guarantee any debt;

•	redeem any outstanding stock.

The Agreement also requires the Corporation to:

•	take steps to ensure that the Bank complies with the Consent Order;

•
submit a written capital plan that provides for sufficient capitalization of both the Corporation and the Bank within 60 days, and notify FRB no more than 45 days after the end of any quarter in which any of the Corporation’s capital ratios fall below the approved plan’s minimum ratios;

•	submit a written cash flow projection plan for 2011 within 60 days;

•
comply with FRB regulations governing affiliate transactions, as well as submit a written plan to reimburse the Bank for all payments made by the Bank in violation of sections 23A and 23B of the Federal Reserve Act or to collateralize the loan made by the Bank to the Corporation in accordance with the requirements of sections 23A and 23B of the Federal Reserve Act;

•
comply with notice and approval requirements of the Federal Deposit Insurance Act (FDI Act) related to the appointment of directors and senior executive officers or change in the responsibility of any current senior executive officer;

•	comply with restrictions on paying or agreeing to pay certain indemnification and severance payments without prior written approval;

•	submit a quarterly process report to the FRB.

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

The Bank has not incurred any losses on its commitments for the first nine months of 2010 or in 2009.

At September 30, 2010 and December 31, 2009, the following financial instruments with off-balance sheet risk were outstanding:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Commitments to grant loans	$2,975	$11,145
Unfunded commitments under lines of credit/loans in process	98,778	122,714
Standby letters of credit and financial guarantees written	1,647	1,695
Unused commitments on bankcards	13,675	13,621
Total	$117,075	$149,175

Contractual Obligations and Commitments

The following table sets forth the Corporation’s long-term contractual obligations:

	Payments Due Per Period
(Dollars in thousands)	<1 Year	1-3 Years	3-5 Years	Thereafter	Total
Certificates of deposit	$563,776	$42,831	$17,236	$-	$623,843
FHLB advances	10,000	70,000	10,000	149,000	239,000
Securities sold under agreements to repurchase	-	-	-	145,000	145,000
Operating leases	894	1,748	1,513	7,247	11,402
Junior subordinated debentures	-	-	-	18,806	18,806
Total	$574,670	$114,579	$28,749	$320,053	$1,038,051

Significant Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within the Bank’s loan portfolio, thereby exposing the Bank to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments. At September 30, 2010, the Bank’s most significant concentration of credit risk was in loans secured by commercial real estate. These loans totaled approximately $677.0 million or 64% of the Bank’s loan portfolio.  Construction loans, land acquisition and development loans, commercial real estate loans and multifamily loans are included in the total loans secured by commercial real estate for purposes of this calculation.  There has been deterioration in the real estate market over the last two years which has led to an increase in nonperforming loans and the allowance for loan losses.

At September 30, 2010, the Bank’s most significant investment concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. The Bank’s exposure, which results from positions in securities issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $266.2 million, or 94% of the Bank’s total investment portfolio (including FHLB stock) at September 30, 2010.

RESULTS OF OPERATIONS

Below is a comparison of the three and nine months ended September 30, 2010 and 2009.

General

The Corporation had a net loss of $6.0 million for the three months ended September 30, 2010, compared to net income of $1.6 million for the three months ended September 30, 2009. Net loss attributable to common stockholders, which adjusts for dividends and the accretion of issuance discount on preferred stock paid to the U.S. Treasury, was $6.6 million or $0.54 per diluted common share, in the third quarter of 2010, compared to net income attributable to common stockholders of $1.0 million, or $0.09 per diluted common share, in the third quarter of 2009. Net loss for the nine months ended September 30, 2010, was $62.3 million compared to $24.6 million during the comparable period in 2009. Loss available for common stockholders for the nine months ended September 30, 2010 was $64.1 million or $5.24 per diluted share compared to $26.4 million or $2.18 per diluted share for the nine months ended September 30, 2009.

Net Interest Income

Net interest income before the provision for loan losses decreased 22% or $2.4 million to $8.5 million for the three months ended September 30, 2010. Average interest-earning assets increased by $63.5 million or 4% to $1.49 billion for the three months ended September 30, 2010, compared to the same period in 2009, as a result of an increase in average interest-earning securities and deposits in other institutions, partially offset by a decline in average interest-earning loans. Average interest-earning investment securities and deposits increased $155.6 million to $472.4 million and average total interest-earning loans decreased $92.1 million to $1.02 billion for the three months ended September 30, 2010, compared to the same quarter of the prior year. Primarily due to the change in the mix of average interest-earning assets towards lower yielding investment securities and deposits in other institutions, the yield on earning assets declined 98 basis points to 4.62% for the three months ended September 30, 2010, as compared to 5.60% for the same period in 2009.  The cost of interest-bearing liabilities declined more slowly, a decline of 19 basis points, to 2.44% for the three months ended September 30, 2010, as compared to 2.63% for the same period in 2009, and resulted in a decline in the net interest spread for the quarter ended September 30, 2010, as compared to the same quarter a year earlier.

Net interest income before provision for loan losses decreased 16% or $5.2 million to $27.7 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Average interest-earning assets increased by $57.2 million or 4% to $1.51 billion for the nine months ended September 30, 2010, compared to the same period in 2009. Average total interest-earning loans decreased $105.5 million to $1.05 billion. Average investment securities and deposits increased $162.8 million to $456.1 million for the nine months ended September 30, 2010, compared to the same period in 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Average interest-earning assets	$1,494,329	$1,430,829	$1,510,974	$1,453,728
Average interest-bearing liabilities	1,442,245	1,396,991	1,469,309	1,385,013
Average interest-earning assets to average interest-bearing liabilities	103.61%	102.42%	102.84%	104.96%
Yield on interest-earning assets	4.62	5.60	4.88	5.69
Cost of interest-bearing liabilities	2.44	2.63	2.50	2.80
Net interest spread	2.18	2.97	2.38	2.89
Net interest margin	2.26	3.03	2.45	3.02

A 79 basis point decrease in the net interest spread, partial offset by an increase in the ratio of interest-earning assets to interest-bearing liabilities, reduced the net interest margin 77 basis points to 2.26% for the three months ended September 30, 2010, compared to the same quarter the prior year. Net interest margin decreased 57 basis points to 2.45% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Average Balances and an Analysis of Average Rates Earned and Paid

The following tables show average balances and interest income or interest expense, with the resulting average yield or cost by category:

	Three months ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
Assets
Interest-earning assets
Residential loans	$200,866	$2,453	4.85%	$153,417	$2,098	5.43%
Multifamily loans	95,020	1,428	5.96	91,379	1,549	6.73
Commercial R/E loans	158,551	2,534	6.34	180,319	2,825	6.22
R/E construction loans	114,768	1,616	5.59	193,955	2,470	5.05
Home equity/consumer loans	30,693	499	6.45	30,886	508	6.53
Business loans	422,026	7,064	6.64	464,036	7,644	6.54
Total loans(1)	1,021,924	15,594	6.05	1,113,992	17,094	6.09
Securities available-for-sale	274,470	1,460	2.11	241,384	2,618	4.30
Securities held-to-maturity	21,236	237	4.43	37,141	457	4.88
Interest-earning deposits in other institutions	176,699	102	0.23	38,312	20	0.21
Total securities and interest-earning deposits	472,405	1,799	1.51	316,837	3,095	3.88
Total interest-earning assets	1,494,329	17,393	4.62	1,430,829	20,189	5.60
Noninterest-earning assets
Premises and equipment, net	13,739			15,184
REO and other repossessed assets, net	38,848			7,439
Nonperforming loans	68,524			117,896
Other noninterest-earning assets	31,641			63,507
Total assets	$1,647,081			$1,634,855

Liabilities and stockholders’ equity
Interest-bearing liabilities
Savings accounts	$10,475	$7	0.27%	$9,843	$6	0.24%
Checking accounts	276,889	559	0.80	201,348	626	1.23
Money market accounts	116,918	258	0.88	119,244	261	0.87
Certificates of deposit	635,029	2,730	1.71	596,546	3,006	2.00
Total interest-bearing deposits	1,039,311	3,554	1.32	926,981	3,899	1.67
Other interest-bearing liabilities
FHLB advances	239,000	2,622	4.35	239,000	2,622	4.35
Securities sold under agreements to repurchase	145,128	2,174	5.95	146,841	2,182	5.89
Junior subordinated debentures payable	18,806	517	10.91	24,169	530	8.70
Other borrowings	-	-	-	60,000	38	0.25
Total interest-bearing liabilities	1,442,245	8,867	2.44	1,396,991	9,271	2.63
Other liabilities	120,088			104,489
Total liabilities	1,562,333			1,501,480
Stockholders’ equity	84,748			133,375
Total liabilities and stockholders’ equity	$1,647,081			$1,634,855

Net interest income (2)		$8,526			$10,918
Interest rate spread (3)			2.18%			2.97%
Net interest margin (4)		2.26%			3.03%
Average interest-earning assets to average interest-bearing liabilities	103.61%			102.42%

(1) Does not include interest or balances on loans 90 days or more past due that are classified as nonaccruing.
(2) Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(3) Total interest-earning assets yield less total interest-bearing liabilities cost.
(4) Net interest income as an annualized percentage of total interest-earning assets.

	Nine months ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
Assets
Interest-earning assets
Residential loans	$192,790	$7,041	4.88%	$137,912	$5,909	5.73%
Multifamily loans	91,566	4,184	6.11	90,963	4,375	6.43
Commercial R/E loans	165,540	7,811	6.31	164,457	7,911	6.43
R/E construction loans	135,459	5,356	5.29	264,971	9,714	4.90
Home equity/consumer loans	31,173	1,549	6.64	30,883	1,503	6.51
Business loans	438,335	21,800	6.65	471,223	23,230	6.59
Total loans(1)	1,054,863	47,741	6.05	1,160,409	52,642	6.07
Securities available-for-sale	274,330	6,226	3.03	199,670	6,691	4.48
Securities held-to-maturity	28,093	928	4.42	62,871	2,441	5.19
Interest-earning deposits in other institutions	153,688	257	0.22	30,778	40	0.17
Total securities and interest-earning deposits	456,111	7,411	2.17	293,319	9,172	4.18
Total interest-earning assets	1,510,974	55,152	4.88	1,453,728	61,814	5.69
Noninterest-earning assets
Premises and equipment, net	14,043			15,387
REO and other repossessed assets, net	32,591			6,051
Nonperforming loans	85,088			85,721
Other noninterest-earning assets	44,338			66,079
Total assets	$1,687,034			$1,626,966

Liabilities and stockholders’ equity
Interest-bearing liabilities
Savings accounts	$10,237	$19	0.25%	$10,011	$19	0.25%
Checking accounts	324,884	2,646	1.09	172,212	1,604	1.25
Money market accounts	121,811	788	0.86	140,076	1,053	1.01
Certificates of deposit	608,191	8,266	1.82	583,375	10,159	2.33
Total interest-bearing deposits	1,065,123	11,719	1.47	905,674	12,835	1.89
Other interest-bearing liabilities
FHLB advances	239,000	7,780	4.35	245,557	7,962	4.34
Securities sold under agreements to repurchase	145,427	6,454	5.93	148,726	6,443	5.79
Junior subordinated debentures payable	18,806	1,518	10.79	24,763	1,590	8.58
Other borrowings	953	2	0.28	60,293	124	0.27
Total interest-bearing liabilities	1,469,309	27,473	2.50	1,385,013	28,954	2.80
Other liabilities	114,992			96,225
Total liabilities	1,584,301			1,481,238
Stockholders’ equity	102,733			145,728
Total liabilities and stockholders’ equity	$1,687,034			$1,626,966

Net interest income (2)		$27,679			$32,860
Interest rate spread (3)			2.38%			2.89%
Net interest margin (4)		2.45%			3.02%
Average interest-earning assets to average interest-bearing liabilities	102.84%			104.96%

(1) Does not include interest or balances on loans 90 days or more past due that are classified as nonaccruing.
(2) Interest and dividends on total interest-earning assets less interest on total interest-bearing liabilities.
(3) Total interest-earning assets yield less total interest-bearing liabilities cost.
(4) Net interest income as an annualized percentage of total interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on net interest income of the Corporation. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume mix (change in rate multiplied by change in volume):

	Three months ended September 30, 2010 compared to Three months ended September 30, 2009 Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(223)	$644	$(66)	$355
Multifamily loans	(174)	61	(8)	(121)
Commercial R/E loans	56	(338)	(9)	(291)
R/E construction loans	259	(1,000)	(113)	(854)
Home equity/consumer loans	(6)	(3)	-	(9)
Business loans	122	(686)	(16)	(580)
Total loans	34	(1,322)	(212)	(1,500)
Securities available-for-sale	(1,322)	356	(192)	(1,158)
Securities held-to-maturity	(42)	(194)	16	(220)
Interest-earning deposits in other institutions	2	72	8	82
Total securities and interest-earning deposits	(1,362)	234	(168)	(1,296)
Total net change in income on interest-earning assets	$(1,328)	$(1,088)	$(380)	$(2,796)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$1	$-	$-	$1
Checking accounts	(218)	233	(82)	(67)
Money market accounts	2	(5)	-	(3)
Certificates of Deposit	(438)	192	(30)	(276)
Total deposits	(653)	420	(112)	(345)
FHLB advances	-	-	-	-
Securities sold under agreements to repurchase	19	(25)	(2)	(8)
Junior subordinated debentures payable	133	(117)	(29)	(13)
Other borrowings	-	(38)	-	(38)
Total net change in expenses on interest-bearing liabilities	(501)	240	(143)	(404)
Net change in net interest income	$(827)	$(1,328)	$(237)	$(2,392)

	Nine months ended September 30, 2010 compared to Nine months ended September 30, 2009 Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Mix	Net
Interest-earning assets
Residential loans	$(583)	$1,572	$143	$1,132
Multifamily loans	(146)	19	(64)	(191)
Commercial R/E loans	(101)	35	(34)	(100)
R/E construction loans	510	(3,174)	(1,694)	(4,358)
Home equity/consumer loans	21	9	15	45
Business loans	138	(1,084)	(483)	(1,429)
Total loans	(161)	(2,623)	(2,117)	(4,901)
Securities available-for-sale	(1,444)	1,673	(694)	(465)
Securities held-to-maturity	(243)	(903)	(367)	(1,513)
Interest-earning deposits in other institutions	8	107	102	217
Total securities and interest-earning deposits	(1,679)	877	(959)	(1,761)
Total net change in income on interest-earning assets	$(1,840)	$(1,746)	$(3,076)	$(6,662)

Interest-bearing liabilities
Interest-bearing deposits
Savings accounts	$-	$-	$-	$-
Checking accounts	(135)	951	226	1,042
Money market accounts	(98)	(92)	(75)	(265)
Certificates of Deposit	(1,491)	289	(690)	(1,892)
Total deposits	(1,724)	1,148	(539)	(1,115)
FHLB advances	21	(142)	(61)	(182)
Securities sold under agreements to repurchase	105	(95)	1	11
Junior subordinated debentures payable	273	(256)	(89)	(72)
Other borrowings	1	(82)	(42)	(123)
Total net change in expenses on interest-bearing liabilities	(1,324)	573	(730)	(1,481)
Net change in net interest income	$(516)	$(2,319)	$(2,346)	$(5,181)

Provision for Loan Losses

Provision for loan losses for the third quarter of 2010 was $8.0 million, compared to $4.0 million for the third quarter of 2009. The provision reflects management’s continuing evaluation of credit quality in the loan portfolio, which is affected by a broad range of economic metrics. Additional factors affecting the provision include, but are not limited to, net-loan charge-offs, non-accrual loans, specific reserves and risk-rating migration. Net charge-offs for the current quarter were $7.6 million, compared to $3.7 million for the third quarter of 2009.

Provision for loan losses for the nine months ended September 30, 2010, was $51.0 million, compared to $36.2 million for the nine months ended September 30, 2009. Net charge-offs for the nine months ended September 30, 2010, were $50.5 million compared to $27.9 million for the nine months ended September 30, 2009. Construction and land loan charge-offs of $40.3 million accounted for 78% of the charge-offs in the nine month period ended September 30, 2010.  Charge-offs of land loans were $34.5 million and construction loan charge-offs were $5.8 million for the nine months ended September 30, 2010.

Other Income

Total other income was $5.2 million for the three months ended September 30, 2010, as compared to $3.2 million for the three months ended September 30, 2009. Gain on sold/called securities was $3.0 million for the quarter ended September 30, 2010, compared to $852,000 in the third quarter of 2009. For the three months ended September 30, 2010, checking service fees increased $74,000 to $1.4 million, compared to the same period in the prior year.

Total other income was $10.9 million and $9.0 million for the nine months ended September 30, 2010, and September 30, 2009, respectively. Gain on sold/called securities was $4.8 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, gain on sold/called securities was $1.2 million and the fair value gain on junior subordinated debentures was $2.2 million.

Other Expenses

Total other expenses increased $3.8 million to $11.7 million for the three months ended September 30, 2010, compared to $7.9 million for the three months ended September 30, 2009. REO expenses, writedowns and losses increased $2.1 million, FDIC insurance premiums increased $575,000 due to increased assessment rates, and business insurance premiums were up $313,000.  Salaries and employee benefits increased $506,000 with $419,000 of the increase due to an accrual of retirement benefits, most of which is non-recurring.

Total other expenses were $46.7 million for the nine months ended September 30, 2010, compared to $38.2 million for the nine months ended September 30, 2009. Excluding goodwill impairment and OTTI charges, other expenses increased $8.1 million to $33.8 million for the nine months ended September 30, 2010, compared to $25.7 million for the nine months ended September 30, 2009. The increase was largely due to a $5.4 million increase in REO expenses, writedowns and losses and a $649,000 increase in legal expenses. In addition, FDIC insurance premiums increased $535,000 and business insurance premiums increased $940,000 during the period.

Efficiency Ratio

A standard measurement used to calculate the overhead costs of financial institutions is the efficiency ratio. The efficiency ratio is calculated by dividing other expense by total revenue, which generally indicates how much an institution spends to generate a dollar of revenue. The lower the efficiency ratio, the more efficient the institution. Management continues to look for ways to improve the efficiency ratio by increasing net interest income and other income while diligently controlling costs and maintaining high standards of service. For the three months ended September 30, 2010 and 2009, the Corporation’s efficiency ratio was 85.23% and 56.35%, respectively. For the nine months ended September 30, 2010 and 2009, the Corporation’s efficiency ratio was 120.86% and 91.29% respectively. This ratio was impacted in the three month period ended September 30, 2010, by the reduction in net interest income from nonperforming assets and higher costs associated with REO, FDIC and business insurance premiums.  The efficiency ratio calculation includes a goodwill impairment charge of $12.9 million for the nine months ended September 30, 2010, an $11.7 million goodwill impairment charge for the nine months ended September 30, 2009, and an $858,000 OTTI charge for the nine months ended September 30, 2009.

Non-GAAP Financial Measure – Efficiency Ratio (Excluding Goodwill Impairment and OTTI)

The efficiency ratio (excluding goodwill impairment and OTTI) is determined by methods other than those in accordance with accounting principles generally accepted in the United States of America (GAAP). For the three months ended September 30, 2010 and 2009, the Corporation’s efficiency ratio was 85.23% and 56.35%, respectively. For the nine months ended September 30, 2010 and 2009, the Corporation’s efficiency ratio (excluding goodwill impairment and OTTI) was 87.50% and 61.29% respectively.

The efficiency ratio calculation excludes a goodwill impairment charge of $12.9 million for the nine months ended September 30, 2010, an $11.7 million goodwill impairment charge for the nine months ended September 30, 2009, and an $858,000 OTTI charge for the nine months ended September 30, 2009. Management believes the presentation of this financial measure, excluding the impact of these items, provides useful supplemental information that is essential for a proper understanding of the financial results of the Corporation. This disclosure should not be viewed as a substitute for results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

A summary of the efficiency ratio (excluding goodwill impairment and OTTI) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Total other expenses	$11,698	$7,928	$46,685	$38,215
Less goodwill impairment	-	-	12,885	11,700
Less OTTI	-	-	-	858
Total other expenses	$11,698	$7,928	$33,800	$25,657

Net interest income	$8,527	$10,918	$27,679	$32,860
Other income	5,199	3,150	10,949	8,999
Total income	$13,726	$14,068	$38,628	$41,859
Efficiency ratio (excluding goodwill impairment and OTTI)	85.23%	56.35%	87.50%	61.29%

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

ASSET/LIABILITY MANAGEMENT

The Bank’s Asset/Liability Management Committee (ALCO) has the responsibility to measure and monitor interest rate risk, the liquidity position, and capital adequacy. The Bank uses a variety of tools to measure, monitor, and manage interest rate risk. The Finance Committee of the Board of Directors reviews the interest rate risk management activities of the Bank on a regular basis and has established policies and guidelines on the amount of risk deemed acceptable. The impact on the Bank’s net interest income and the fair value of its capital are modeled under different interest rate scenarios. The Board, through the Asset/Liability Management Policy, has established guidelines for the maximum negative impact that changes in interest rates have on the Bank’s net interest income and the fair value of equity under certain interest rate shock scenarios. Cascade Bank uses a simulation model to measure rate risk, the impact on net interest income and the fair value of equity. In general, the Bank seeks to manage its rate risk through its balance sheet. The Bank focuses on originating more interest rate sensitive assets, such as variable-rate loans, while reducing its long-term, fixed-rate assets through the sale of long-term residential mortgages in the secondary market. The vast majority of the loans that the Bank keeps in its portfolio have rate repricing periods of five years or less.

Interest Rate Risk Management

The Bank, like other financial institutions, is subject to interest rate risk because its interest-bearing liabilities reprice on different terms than its interest-earning assets. Management actively monitors the inherent interest rate risk for the potential impact of changes in rates on the Bank.

The Bank uses a simulation model as its primary tool to measure its interest rate risk. A major focus of the Bank’s asset/liability management process is to preserve and enhance net interest income in likely interest rate scenarios. Further, Cascade Bank’s Board of Directors has enacted policies that establish targets for the maximum negative impact that changes in interest rates may have on the Bank’s net interest income and the fair value of equity under certain interest rate shock scenarios. Key assumptions are made to evaluate the change to Cascade Bank’s income and capital to changes in interest rates. These assumptions, while deemed reasonable by management, are inherently uncertain. As a result, the estimated effects of changes in interest rates from the simulation model could likely be different than actual experience.

Using standard interest rate shock (an instantaneous uniform change in interest rates at all maturities) methodology, as of September 30, 2010, the Bank is within the guidelines established by the Board for the changes in net interest income and fair value of equity. As of September 30, 2010, the Bank’s fair value of equity increases 7.3% in the up 200 basis point scenario and decreases 28.6% in the down 200 basis point scenario, within the established guideline of a maximum 30% decline. The net interest income increases 8.1% in the up 200 basis point scenario and decreases 1.8% in the down 200 basis point scenario, both within the guideline of a 10% decline.

The Bank has sought to manage its interest rate exposure through the structure of its balance sheet. To limit its interest rate risk, the Bank has sought to emphasize its loan mix towards prime based loans with rate floors. In addition, the Bank sells many of its 15 and 30 year fixed rate residential loans. The table below summarizes the Bank’s loan portfolio by rate type at September 30, 2010.

Type	% of Portfolio
Variable	14%
Adjustable	48%
Fixed	38%
100%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers, by obtaining longer term FHLB advances, and by extending the maturities of brokered CDs. As of September 30, 2010, the entire portfolio of $239.0 million in long-term advances had original maturities greater than one year. This portfolio consists entirely of advances with put provisions that allow the FHLB to request repayment under certain rate conditions and on specific dates.

In addition to writing embedded options in some of its liabilities, the Bank invests in mortgage backed securities and callable GSE (agency) securities. The Bank receives higher yields in return by writing call options. The Bank models this optionality in measuring, monitoring, and managing its interest rate exposure. As of September 30, 2010, the Bank did not use any interest rate swap agreements, including caps, floors or collars.

Liquidity and Sources of Funds

The primary objective of our liquidity management program is to ensure that we will have adequate funds readily available at reasonable cost to meet the financial obligations of the Bank. Potential uses of funds include new loan originations or advances against existing loan commitments, deposit withdrawals, and repayment of borrowings and other liabilities. Potential sources of funds include existing liquid assets; cash flow from operations; deposit growth; FHLB advances; repayment of existing loans; the sale of loans; and borrowings from the FRB.

To meet the Bank’s immediate liquidity needs, we maintain readily available funds in deposit accounts at the FHLB and the FRB. In addition, we invest excess funds in short-term, highly liquid securities that can later be used as collateral for borrowing or sold as needed. At September 30, 2010, our combined deposit balances at FHLB and FRB were $219.3 million, compared with $141.6 million at December 31, 2009. Unpledged investments totaled $33.9 million at September 30, 2010.

In addition to meeting the Bank’s funding needs using liquid assets, we have borrowed from the FHLB, the FRB, and through the use of wholesale repurchase agreements. At September 30, 2010, the Bank had $239.0 million in FHLB borrowings, plus a $40.0 million Letter of Credit that is being used to secure public funds. Based upon collateral pledged, at September 30, 2010, the Bank had excess borrowing capacity from the FHLB of approximately $24.9 million. The Bank has also used reverse repurchase agreements (securities sold under agreements to repurchase) as a source of funding. At September 30, 2010, the Bank had $145.0 million in reverse repurchase agreements outstanding. The Bank also has pledged collateral in an amount adequate to borrow up to $108.6 million at the FRB. As of September 30, 2010, the Bank had no borrowings outstanding from the FRB.

As indicated on the Corporation’s Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2010, contributed $25.0 million to liquidity, compared to $14.3 million for the nine months ended September 30, 2009. Also during the nine months ended September 30, 2010, decreases in deposits totaled $4.5 million, compared with net growth in deposits of $25.9 million during the nine months ended September 30, 2009.

The Corporation’s ability to service its debts and pay its obligations is generally dependent upon the availability of dividends from the Bank.  The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations.  The Bank is currently prohibited by regulatory order from paying any dividends to the Corporation without prior regulatory approval.  If the Bank is unable to pay dividends to the Corporation for a prolonged period, the Corporation may not be able to service its debt or pay its obligations.

As a result of capital deficiencies, the Corporation and Bank have entered into the Consent Order and Written Agreement whereby the Bank must increase its capital ratios.  See the section entitled “Stockholders’ Equity and Regulatory Matters” for additional details.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the Registrant's senior management as of September 30, 2010. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

In the quarter ended September 30, 2010, the Registrant did not make any significant changes in, nor take any corrective actions regarding its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

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

The following risk factors update, and should be read together with, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Our banking subsidiary, Cascade Bank, has consented to the issuance of a Consent Order by the FDIC and the Washington State DFI and we entered into a Written Agreement with the Federal Reserve.

On July 20, 2010, Cascade Bank consented to the issuance of the Consent Order by the FDIC and the Washington State DFI. Pursuant to the Consent Order, Cascade Bank is required to take certain actions, including: raising additional capital; reducing the number of nonperforming assets; reducing the number of commercial real estate and land development loans; restricting extensions of additional credit to borrowers with classified loans; implementing a liquidity and funds management policy that addresses liquidity needs and reduces reliance on non-core funding sources; and complying with interest rate limitations on deposits. As a result of this capital maintenance provision, Cascade Bank is no longer deemed to be “well capitalized” for federal regulatory purposes and was placed within the definition of “undercapitalized” under the regulatory framework for prompt corrective action. The capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by the bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects, and our ability to continue as a going concern. These regulatory actions and any future actions could continue to adversely affect our earnings, business and operations.

Additionally, the Corporation entered into a Written Agreement with the Federal Reserve Bank of San Francisco (FRB) on November 4, 2010.  Under the agreement, the Corporation is required to ensure that Cascade Bank complies with the Consent Order requirements. The Corporation is also subject to additional Federal Reserve requirements, including submitting an acceptable capital plan, cash flow projections and other plans to the FRB, and restrictions against: paying dividends; repurchasing outstanding stock; making distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; incurring or guaranteeing any debt; disposing of any assets; appointment of directors or senior executive officers; indemnification and severance payments and affiliate transactions.

The requirements and restrictions of the Consent Order and the Written Agreement are judicially enforceable and the failure of the Corporation or Cascade Bank to comply with such requirements and restrictions may subject the Corporation and Cascade Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver for Cascade Bank; the liquidation or other closure of

Cascade Bank and inability of the Corporation to continue as a going concern; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

We are required to raise additional capital, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, pursuant to the Consent Order, Cascade Bank is required to increase its Tier 1 leverage capital ratio to above 10.0% and increase its total risk-based capital to 12% of the Bank’s risk-weighted assets by November 18, 2010. In addition, our Written Agreement with the Federal Reserve requires us to ensure Cascade Bank’s compliance with the Consent Order. Our existing capital resources may not satisfy our capital requirements for the foreseeable future and may not be sufficient to offset any problem assets.  Furthermore, should the Bank’s asset quality erode further and require significant additional provision for credit losses, resulting in consistent net operating losses, the Bank’s capital levels will decline further and we will need to raise capital to satisfy our agreements with the regulators and any future regulatory orders or agreements we may be subject to.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We will not be able to increase our capital ratios pursuant to the Consent Order by November 18, 2010.  We may be subject to additional regulatory orders and/or restrictions due to our inability to increase the Bank’s capital ratios by the required timeframe.  Moreover, if market conditions worsen significantly from those that we currently anticipate, or other unexpected events occur, we may not succeed in raising additional capital to achieve the capital ratios required by the regulators and/or to support our growth. Alternatively, we may not be able to raise additional capital on terms acceptable to us. In addition, if we were to raise additional capital through the issuance of additional equity securities, our stock price could be adversely affected.  In any equity financing, our stockholders will experience substantial dilution and the securities issued may have rights, preferences and privileges that are senior to those of our current stockholders, depending on the terms of any shares we were to issue.  Holders of our common stock are not entitled to preemptive rights or other protections against dilution. We also could be forced to raise additional capital by making additional offerings of debt, preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders will receive distributions of our available assets prior to the holders of our common stock. Any debt financing also could negatively affect future earnings due to interest charges.  If we cannot raise additional capital when needed, we may be deemed to be in noncompliance with the Consent Order and Written Agreement, and any future regulatory orders or agreements we may be subject to, and may raise doubt about our ability to continue as a going concern.  In such an event, our ability to maintain our operations and pursue our business strategy could be materially impaired.

Restrictions imposed by regulatory actions could have an adverse effect on us and failure to comply with these regulatory actions could result in further regulatory action or restrictions.

The businesses and operations of the Corporation and Cascade Bank are currently subject to regulatory actions, including the Consent Order and the Written Agreement. These regulatory actions generally require Cascade Bank to raise its capital ratios and prohibit us from paying dividends, repurchasing stock, retaining new directors or senior managers or changing the duties of senior management, paying management or consulting fees or other funds to the Corporation, and extending additional credit with respect to nonperforming and adversely classified loans without prior approval, which management believes, complicates the workout of troubled loans. The FDIC identified deficiencies in the management and supervision of Cascade Bank that primarily relate to loan underwriting, procedures and monitoring, excessive concentrations in construction and land development loans, and related concerns about Cascade Bank’s capital and liquidity. Under the terms of these regulatory orders, the Corporation and Cascade Bank are required to implement certain corrective and remedial measures under strict time frames and we can offer no assurance that we and/or Cascade Bank will be able to meet the deadlines imposed by the regulatory orders. These regulatory actions will remain in effect until modified, terminated, suspended or set aside by the regulators. Failure to comply with the terms of these regulatory actions within the applicable timeframes provided could result in additional orders or penalties from the regulators. These regulatory actions and any future actions could continue to adversely affect our earnings, business and operations.

We may become subject to additional regulatory restrictions in the event that our capital levels decline further.

As a result of the Consent Order by the FDIC and the Washington State DFI issued against Cascade Bank pursuant to which it is required to raise additional capital, Cascade Bank is no longer deemed to be “well capitalized” for federal regulatory purposes and was placed within the definition of “undercapitalized” under the regulatory framework for prompt corrective action. If a state member bank, like Cascade Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve Bank. Pursuant to Federal Deposit Insurance Corporation Improvement Act, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve Bank of a capital restoration plan for the bank. If a bank is classified as significantly undercapitalized, the Federal Reserve Bank would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers. These actions may also be taken by the Federal Reserve Bank at any time on an undercapitalized bank if it determines those restrictions are necessary. If a bank is classified as critically undercapitalized, in addition to the foregoing restrictions, the Federal Deposit Insurance Corporation Improvement Act prohibits payment on any subordinated debt and requires the bank to be placed into conservatorship or receivership within 90 days, unless the Federal Reserve Bank determines that other action would better achieve the purposes of the Federal Deposit Insurance Corporation

Improvement Act regarding prompt corrective action with respect to undercapitalized banks. The capital classification of a bank also affects the frequency of examinations of the bank. If our capital levels further decline, we may also become subject to additional regulatory restrictions, which could adversely affect our earnings, business and operations.

We no longer meet the minimum bid price or minimum market value for continued listing on the Nasdaq Global Market.

On August 3, 2010, we received a notice from The Nasdaq Stock Market (Nasdaq) that we no longer meet the minimum bid price requirement for continued listing on The Nasdaq Global Market as set forth in Nasdaq’s Marketplace Rule 5450(a)(1), as a result of the bid price of our common stock closing below the required minimum $1.00 per share for 30 consecutive business days.  We have been provided with a grace period of 180 calendar days in which to regain compliance with the minimum bid price rule.  If at any time before January 31, 2011, the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation to us that we have regained compliance. If we do not regain compliance with the bid price rule by January 31, 2011, Nasdaq will notify us that our common stock is subject to delisting from The Nasdaq Global Market.

On September 2, 2010, we received notice from Nasdaq stating that the minimum market value of publicly held shares (“MVPHS”) of our common stock was below $5.0 million for 30 consecutive business days and that we were therefore not in compliance with the MVPHS requirement for continued listing set forth in Nasdaq Marketplace Rule 5450(b)(1)(C).  In accordance with Marketplace Rules, we have until March 1, 2011 to regain compliance with the $5.0 million minimum market value requirement.

However, we may appeal the delisting determination to a Nasdaq Hearing Panel if we fail to satisfy the minimum bid price or minimum market value requirements by the respective dates. Alternatively, we may apply to transfer the listing of our common stock to the Nasdaq Capital Market if we satisfy all criteria for continued listing on the Nasdaq Capital Market. If such application to the Nasdaq Capital Market is approved, then we may be eligible for an additional grace period of 180 days.

We intend to actively monitor the bid price and minimum market value for our common stock between now and the respective compliance dates, and will pursue available options to regain compliance with the Nasdaq requirements. If we are unable to regain compliance with Nasdaq requirements and are delisted, or unable to qualify for listing on the Nasdaq Capital Market, market liquidity for our common stock would be severely affected, and our stockholders’ ability to sell securities in the secondary market would be limited. Delisting from Nasdaq would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Current levels of market volatility are unprecedented and difficult market conditions have adversely affected and may continue to adversely impact our financial condition and results of operations.

The capital and credit markets have been experiencing volatility and disruption for an extended period. Economic conditions in the United States and specifically the state of Washington deteriorated significantly during the second half of 2008 with further erosion in 2009.  With volatility and disruption reaching unprecedented levels, there is significant downward pressure on stock prices of financial institutions and uncertainty of credit availability for certain issuers without regard to those issuers’ underlying financial strength.  Market recovery in 2010 has been slow and there is significant uncertainty about the sustainability of the recovery. Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and underemployment, and increased vacancy rates and reduced rents for offices and other commercial real estate, have negatively impacted the economy in general and the banking industry in particular. The resulting economic pressure on businesses and consumers and lack of confidence in the financial markets has and is expected to continue to adversely affect our business, financial condition, results of operations, liquidity and access to capital.

Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land, multifamily, commercial and consumer loans. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined significantly and may continue to decline. These conditions have had and may continue to have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans.

If current levels of market disruption and volatility continue or worsen, we would experience a material adverse effect on our ability to access capital, and our business, financial condition and results of operations would be materially harmed.

We have continuing losses and continuing volatility in quarterly results.

The Corporation reported a net loss of approximately $6.0 million and approximately $62.3 million for the quarter and nine months ended September 30, 2010, respectively.  Losses resulted primarily from the high level of non-performing assets and the related reduction in interest income and increased provision for loan losses. In addition, several other factors affecting the business can cause significant variations in the quarterly results of operations. In particular, variations in the volume of loan originations and sales, the differences between the cost of funds and the average interest rate earned on investments and other-than-temporary impairment charges in the Corporation’s investment securities portfolio could have a material adverse effect on the results of operations and financial condition. We can provide no assurance that we will not have continuing losses in our operations.

If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain significant losses.

A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of allowance for loan losses, that management believes are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our financial condition and results of operations. Cascade Bank substantially increased its provision for loan losses in the first nine months of 2010, compared to previous periods, as a result of increases in historical loss factors, increased charge-offs and migration of more loans into more adverse risk categories.

The Consent Order limits the types of funding sources on which we may rely and may have a negative impact on our liquidity.

Pursuant to the terms of the Consent Order, we may not accept, renew or roll over any brokered deposits, and are required to submit a plan that eliminates our reliance on brokered deposits. In addition, certain interest-rate limits apply to our brokered and solicited deposits. The reduction in the level of brokered deposits, even according to their regular maturity dates, may have a negative impact on our liquidity within the near term. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. Furthermore, we are now required to provide a higher level of collateral for any funds that we borrow from the Federal Reserve, and we may be required to provide additional collateral to our other funding sources as well. Any additional collateral requirements or limitations on our ability to access additional funding sources are expected to have a negative impact on our liquidity.

Our loan portfolio mix, which has a concentration of loans secured by real estate, could result in increased credit risk under current volatile market conditions. Continued deterioration in the real estate market would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

Our loan portfolio is concentrated in construction, commercial real estate and business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations. Because our loan portfolio contains a significant number of construction, business and commercial real estate loans, representing 64% of the Bank’s loan portfolio, the deterioration of these loans may cause a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to nonperforming loans. We do not record interest income on non-accrual loans, thereby adversely affecting our income, and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets, although there are no assurances that such techniques will succeed. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. There can be no assurance we will not experience further increases in nonperforming loans in the future.

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

We have experienced and continue to experience increasing loan delinquencies and credit losses.  We increased our provision for loan losses in 2009 and the first nine months of 2010, which adversely affected our results of operations. Given current economic conditions, we expect that we will continue to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Due to our “undercapitalized” status and various regulatory orders and agreements in place, we are subject to additional examinations, including the review of our allowance for loan losses. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

If Cascade Bank’s foreclosed assets are not properly valued or sufficiently reserved to cover actual losses, or if the Corporation is required to increase its valuation reserves, it could suffer additional losses.

Cascade Bank obtains updated valuations when a loan has been foreclosed and the property taken in as real estate owned and at certain other times. The net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value, or fair value, of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s net book value over its fair value. If property values decline, the fair value of the foreclosed assets may not be sufficient to recover the carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to the foreclosed assets could have a material adverse effect on our financial condition and results of operations.  In addition, bank regulators periodically review the foreclosed assets and may require us to recognize further charge-offs. Due to our undercapitalized status and various regulatory orders and agreements in place, we are subject to additional examinations, including the review of foreclosed properties. Any increase in the charge-offs, as required by the bank regulators, may have a material adverse effect on our financial condition and results of operations.

The price of our common stock may be volatile or may decline further.

The trading price of our common stock has declined significantly and may decline further.  The trading price also may fluctuate widely because of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies, especially financial institutions. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	our ability to raise capital to meet regulatory requirements and fund our business growth;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted legislative or regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, have experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. Current levels of market volatility are unprecedented. Further declines in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Cascade Bank, and these distributions are subject to regulatory limits and other restrictions.

We are a separate and distinct legal entity from Cascade Bank.  However, substantially all of our activities are conducted through Cascade Bank, and, consequently, as the parent company of the bank, the principal source of funds from which we service debt and pay our obligations and dividends is the receipt of dividends from the bank. There are legal limitations on the extent to which Cascade Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us.  Under Washington banking law, Cascade Bank may not pay a dividend greater than its retained earnings without Washington State DFI approval. Moreover, since September 2009, the FDIC has prohibited Cascade Bank from paying us a dividend, or making a capital distribution or any other payment representing a reduction in capital, without their prior approval. As a result, since the fourth quarter of 2009, we have deferred the payment of interest on our Junior Subordinated Debentures and dividends on our preferred stock. We continue to accrue for these payments. If Cascade Bank is unable to pay dividends to us for a prolonged period, we may not be able to service our debt, pay our obligations and our business, financial condition, results of operations and prospects would be materially adversely effected.

Market and other constraints on our construction and development loan origination volume have decreased our interest and fee income which have not been fully offset by reductions in our noninterest expenses.

Due to existing conditions in housing markets in the areas where we operate, general market conditions and other factors, our construction and development loan originations have been materially constrained in 2010 and in the foreseeable future. Additionally, management’s revised business plan has de-emphasized the origination of construction loans. This has lowered interest income and fees generated from this part of our business. We have not succeeded in finding new revenue sources in the near term to completely offset declines in our interest income and origination of all new loans has decreased significantly.  As a result, our total revenues have declined relative to our total noninterest expenses, and management cannot assure you that our total loans or assets will not continue to decline in the future.

Our wholesale funding sources may prove insufficient to support an unexpected reduction in deposits.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we utilize and maintain a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. We may become more dependent on these sources, which include advances from the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco, and securities sold under agreements to repurchase. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs, and our profitability would be adversely affected. Our use of brokered deposits and other non-core deposits is restricted by regulatory orders and agreement.

Our cost of funds may increase further as a result of many factors, which may reduce our profitability.

Our cost of funds may increase further because of general economic conditions, unfavorable conditions in the capital markets, changes in interest rates, government intervention and support of competitors, government price controls and competitive pressures. We have traditionally obtained funds principally through deposits and, to a lesser extent, other borrowings, including repurchase agreements. As a general rule, deposits are a cheaper and more stable source of funds than borrowings. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns, seek to spread their deposits over several banks to maximize FDIC insurance coverage or perceive weakness in our financial stability. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs. If, as a result of general economic conditions, market interest rates, competitive pressures or other factors, our level of deposits decreases relative to our overall banking activities, we may need to rely more heavily on borrowings and/or wholesale funding as a source of funds, and this may negatively impact our net interest margin and subject Cascade Bank to additional liquidity and funding risks.

We may be required to repurchase mortgage loans in some circumstances, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

Compliance with the recently enacted financial reform legislation may increase our costs of operations and adversely impact financial results.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Reform Act) into law. The Dodd-Frank Reform Act will change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Significant changes will include:

•	the establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices;

•
the establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators;

•
amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations;

•
elimination of federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense;

•	broadened base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution;

•
permanent increase to the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013;

•
requirement that publicly traded companies provide stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorization for the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not;

•	enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them;

•	the creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund;

•	the development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants;

•	enhanced supervision of credit-rating agencies through the Office of Credit Ratings within the SEC; and

•	increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

Many provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than us. Nonetheless, there are provisions that apply to us and we must begin to comply with them immediately. In addition, federal agencies will promulgate rules and regulations to implement and enforce provisions in the Dodd-Frank Reform Act. We will have to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact financial results. The precise nature, extent and timing of many of these reforms and the impact on us is still uncertain.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) in response to the crisis in the financial sector. The U.S. Department of the Treasury and banking regulators have and continue to implement a number of programs under this legislation to address capital and liquidity issues in the banking system. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act (ARRA) which, among other things, amended the executive compensation provisions of EESA. On July 21, 2010, President Obama signed the Dodd-Frank Reform Act which, among other things, imposes additional restrictions on banking activities.  There can be no assurance, however, that any of the legislations will ease the current market volatility and limited credit availability. The failure of these legislation to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the value of our securities.

Our profitability and the value of stockholders’ investments may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels in the financial services area. Recently enacted, proposed and future legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are generally intended to protect depositors and not stockholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth. For example, the FDIC and the Federal Reserve issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices that sets forth supervisory criteria to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The Guidance applies to Cascade Bank, based on our current loan portfolio, and our management expects that our business and operations will be subject to enhanced regulatory review for the foreseeable future. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Our success depends on our continued ability to maintain compliance with these regulations. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

The Corporation’s issuance of securities to the United States Treasury may limit our ability to return capital to stockholders and is dilutive to the holders of our common stock.

In connection with our sale of Series A Preferred Stock to the U.S. Treasury, the Corporation also issued to the Treasury a warrant to purchase approximately 863,442 shares of our common stock. The terms of the transaction with the Treasury limits our ability to pay dividends and repurchase our shares. Until November 21, 2011 or until the Treasury no longer holds any shares of the Series A Preferred Stock, the Corporation will not be able to increase dividends above current levels ($0.045 per share of common stock on a quarterly basis) nor repurchase any of our shares without Treasury approval, with limited exceptions, most significantly purchases in connection with benefit plans. In addition, we are not able to pay any dividends on our common stock unless we are current on our dividend payments on the Series A Preferred Stock. Moreover, we are prohibited from paying any dividends on our common stock due to the regulatory orders and agreements in place.  These restrictions, as well as the dilutive impact of the warrant, may have a negative effect on the market price of our common stock.

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

Holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

As of September 30, 2010, we had outstanding $25.8 million of junior subordinated debentures. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The junior subordinated debentures associated with the debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must  be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) under specified circumstances, during which time no dividends may be paid on our common stock. Starting in the fourth quarter of 2009, Cascade Bank has been prohibited from making dividend payments to us, which in turn led us to defer the payment of interest on the junior subordinated debentures and stop payment of dividends on our common stock. There are no assurances about if and when payment of interest on our junior subordinated debentures, and payment of dividends on our common stock, will resume.

Dividend payments on our common stock may not resume.

In June 2009, in order to preserve capital we announced that we suspended payment of cash dividends on our common stock.  During the fourth quarter of 2009, we exercised our right to defer regularly scheduled interest payments on our outstanding junior subordinated debentures related to trust preferred securities. We may not pay any cash dividends on our common stock until we are current on interest payments on our outstanding junior subordinated debentures. In addition, cash dividends from Cascade Bank are the primary source of funds for payment of cash dividends to our stockholders and under regulatory orders and agreements, Cascade Bank is currently prohibited from paying cash dividends without the prior consent of the regulators. The terms of the Series A Preferred Stock further limits our payment of dividends on common stock, as described above. There are no assurances about if and when payment of dividends on our common stock will resume, which could further adversely affect the market price of our common stock.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Western Washington market in which our loans are concentrated and adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk, which is the primary market risk affecting our financial performance. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. Loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in market interest rates could materially and adversely affect our net interest spread, asset quality, origination volume and overall profitability.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

The widening of market interest rate spreads on junior subordinated debentures to levels above the contractual spreads on our outstanding debentures, combined with recent reductions in three month LIBOR rates, has contributed to positive fair value adjustments in our junior subordinated debentures carried at fair value over the last three years. Tightening of these spreads may result in recognizing fair value adjustments that negatively impact our earnings in the future.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business and as a result of current market conditions, we have foreclosed and taken title to real estate which could subject us to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Because of our participation in the Troubled Asset Relief Program (“TARP”), we are subject to restrictions on compensation paid to our executives, which may make it difficult to attract and retain key members of management.

Pursuant to the terms of the TARP Capital Purchase Program, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury owns our Series A Preferred Stock. These standards generally apply to our five most highly compensated senior executive officers, including our Chief Executive Officer and Chief Financial Officer, and certain of these restrictions also apply up to the next 20 most highly compensated senior executives. The standards include, among other things:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•
a required clawback of any bonus or incentive compensation paid to a senior executive officer or one of the next twenty most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	a prohibition on making golden parachute payments to senior executive officers;

•	an agreement not to deduct, for tax purposes, annual compensation in excess of $500,000 for each senior executive officer; and

•	limitations on bonuses and incentive compensation.

We depend on the services of existing management to carry out our business and investment strategies. In order for us to implement our strategy to emphasize relationship banking, we will need to continue to attract and retain additional management and other qualified staff. Competition for such personnel is significant in our geographic market areas. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial condition and prospects. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is harmed.

Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects, including failure to properly address operational risks. These issues include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining customer and associate personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products.

We are also facing enhanced public and regulatory scrutiny resulting from the financial crisis and the regulatory orders and agreement currently in place. Failure to appropriately address the requirements stemming from regulatory actions could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could among other consequences increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Our ability to use some or all of our net operating loss carryforwards may be impaired.

There is a significant likelihood that if we complete a capital raise involving equity financing, we will experience an “ownership change,” which would cause a reduction in the value of our net operating loss carryforwards (“NOLs”) realizable for income tax purposes. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s NOLs, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change NOLs and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.

Our investment portfolio includes securities that are sensitive to interest rates and variations in interest rates may adversely impact our profitability.

Our securities portfolio includes securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises and other securities which are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of stockholders’ equity until realized upon sale. As a result, future interest rate fluctuations may impact stockholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition, profitability and prospects.

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

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009, their estimated assessments for the fourth calendar quarter of 2009, and for all of 2010, 2011 and 2012. The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under the prepaid assessment rule, we were required to make a payment of $7.3 million to the FDIC on December 31, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years.

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

Our controls and procedures may fail to detect certain events or be circumvented.

We are subject to certain operations risks, including but not limited to data processing system failures and errors and customer or employee fraud.  Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s financial condition and results of operations.

Changes in accounting standards may impact how we report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

We may not succeed in keeping up with technological changes in our industry.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The future success of the Corporation and Cascade Bank depends, in part, upon our ability to address the needs of the bank’s customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the operations of the Corporation and Cascade Bank. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to the bank’s customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our financial condition and results of operations.

The network and computer systems on which we depend could fail or experience a security breach.

Our computer systems could be vulnerable to unforeseen problems. Because we conduct part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on our business, financial condition and results of operations.

In addition, a significant barrier to online financial transactions is the secure transmission of confidential information over public networks. Our Internet banking system relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms our third-party service providers use to protect customer transaction data. If any such compromise of security were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend, and will continue to depend, to a significant extent, on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.

The impact of the Basel II capital standards on Cascade Bank and potential changes or additions to those standards are uncertain.

The implementation of Basel II became mandatory in 2008 for only certain large U.S. and international banks. It is optional for other banks. The Basel Committee is reconsidering regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide economic developments. It is expected the Basel Committee may reinstitute a minimum leverage ratio requirement. The U.S. banking agencies have indicated separately that they will retain the minimum leverage requirement for all U.S. banks. It also is possible that a new tangible common equity ratio standard will be added.

Our common stock may be subject to regulations prescribed by the SEC relating to “penny stock.”

The SEC has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined in those regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors, which limit the number of potential investors of our securities.

Item 5.  Other information

On October 21, 2010, the Corporation announced that it had successfully completed a series of balance sheet restructuring transactions which would immediately put the Corporation and the Bank in an improved financial position including increased capital ratios and increased net interest margin. The transactions included the restructuring of the Bank’s securities portfolio, prepayment of $80 million in FHLB advances, modification of $159 million of fixed rate FHLB advances into lower cost floating rate advances to reduce current interest expense and the purchase of $159 million in interest rate caps designed to protect both the net interest margin and stockholders’ equity from potential future rising interest rates.

On November 4, 2010, the Corporation entered into a Written Agreement with the FRB of San Francisco. Under the Agreement, the Corporation cannot do any of the following without prior written approval of the FRB:

•	declare or pay any dividends;

•	make any distributions of principal or interest on junior subordinated debentures or trust preferred securities;

•	incur, increase or guarantee any debt; or

•	redeem any outstanding stock.

The Agreement also requires the Corporation to:

•	take steps to ensure that the Bank complies with the Consent Order;

•
submit a written capital plan that provides for sufficient capitalization of both the Corporation and the Bank within 60 days, and notify FRB no more than 45 days after the end of any quarter in which any of the Corporation’s capital ratios fall below the approved plan’s minimum ratios;

•	submit a written cash flow projection plan for 2011 within 60 days;

•
comply with FRB regulations governing affiliate transactions, as well as submit a written plan to reimburse the Bank for all payments made by the Bank in violation of sections 23A and 23B of the Federal Reserve Act or to collateralize the loan made by the Bank to the Corporation in accordance with the requirements of sections 23A and 23B of the Federal Reserve Act;

•
comply with notice and approval requirements of the FDI Act related to the appointment of directors and senior executive officers or change in the responsibility of any current senior executive officer;

•	comply with restrictions on paying or agreeing to pay certain indemnification and severance payments without prior written approval; and

•	submit a quarterly process report to the FRB.

Item 6.  Exhibits

10.1	Written Agreement between the Registrant and the Federal Reserve Bank of San Francisco, dated November 4, 2010
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

November 9, 2010	/s/ Carol K. Nelson
By: Carol K. Nelson, President and Chief Executive Officer (Principal Executive Officer)

November 9, 2010	/s/ Debra L. Johnson
By: Debra L. Johnson, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)