Form 10-Q
period 2011-03-31
CASCADE FINANCIAL CORP
filed 2011-05-12
CIK 928911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐   Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2011
Common Stock ($.01 par value)	12,271,529

CASCADE FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2011

PART I –– FINANCIAL INFORMATION
Item 1 – Financial Statements

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share amounts)	2011	2010
Assets
Cash on hand and in banks	$4,486	$3,871
Interest-earning deposits in other financial institutions	108,794	127,464
Securities available-for-sale, fair value	232,277	234,606
Securities held-to-maturity, amortized cost	52,419	53,912
Federal Home Loan Bank (FHLB) stock	11,920	11,920
Loans, net	950,483	967,661
Real estate owned (REO)	32,311	34,412
Premises and equipment, net	13,127	13,325
Cash surrender value of bank owned life insurance (BOLI), net	25,736	25,489
Prepaid FDIC insurance premiums	2,210	2,968
Accrued interest receivable	5,865	4,884
Other assets	17,577	17,822
Total assets	$1,457,205	$1,498,334

Liabilities
Deposits	$1,069,087	$1,107,554
FHLB advances	159,000	159,000
Securities sold under agreements to repurchase	145,000	145,000
Junior subordinated debentures	15,465	15,465
Junior subordinated debentures, fair value	1,500	1,500
Accrued interest payable, expenses, and other liabilities	12,508	11,363
Total liabilities	1,402,560	1,439,882

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, no par value. Authorized 38,970 shares;	37,607	37,488
Series A (liquidation preference $1,000 per share); issued and outstanding 38,970 shares at March 31, 2011 and December 31, 2010
Preferred stock, $.01 par value. Authorized 500,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value. Authorized 65,000,000 shares; issued and outstanding 12,271,529 shares at March 31, 2011 and December 31, 2010	123	123
Additional paid-in capital	43,942	43,932
Accumulated deficit	(21,253)	(17,965)
Accumulated other comprehensive loss	(5,774)	(5,126)
Total stockholders’ equity	54,645	58,452
Total liabilities and stockholders’ equity	$1,457,205	$1,498,334
(See Notes to Condensed Consolidated Financial Statements)

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2011	2010
Interest Income
Loans, including fees	$13,918	$16,166
Securities available-for-sale	1,210	2,472
Securities held-to-maturity	419	417
Interest-earning deposits	65	76
Total interest income	15,612	19,131
Interest Expense
Deposits	2,851	4,251
FHLB advances	1,273	2,565
Securities sold under agreements to repurchase	2,127	2,131
FRB TAF borrowing	-	2
Junior subordinated debentures	537	495
Total interest expense	6,788	9,444
Net interest income	8,824	9,687
Provision for loan losses	2,550	31,290
Net interest income (loss) after provision for loan losses	6,274	(21,603)
Other Income
Checking service fees	1,209	1,263
Other service fees	252	233
Increase in cash surrender value of BOLI, net	247	237
Gain on sales of securities available-for-sale, net	-	25
Gain on calls of securities held-to-maturity, net	-	3
Gain on sale of loans	-	26
Other	111	125
Total other income	1,819	1,912
Other Expenses
Compensation & employee benefits	3,411	3,680
Occupancy & equipment	932	1,016
FDIC insurance premiums	771	853
Business insurance	341	376
REO expenses, write-downs & losses on sales of REO	2,587	994
Contract services	529	200
Information services	411	392
Legal	374	162
B&O tax	248	263
Other	1,136	1,301
Total other expenses	10,740	9,237
Loss before provision for income taxes	(2,647)	(28,928)
Provision for income taxes	-	3,211
Net loss	(2,647)	(32,139)
Dividends on preferred stock	522	499
Accretion of issuance discount on preferred stock	119	112
Net loss attributable to common stockholders	$(3,288)	$(32,750)
(See Notes to Condensed Consolidated Financial Statements)

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2011	2010
Loss per common share, basic	$(0.27)	$(2.69)
Weighted average number of common shares outstanding, basic	12,271,529	12,165,167

Loss per common share, diluted	$(0.27)	$(2.69)
Weighted average number of common shares outstanding, diluted	12,271,529	12,165,167

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Common
(Dollars in thousands, except share and per share amounts)	Preferred Stock	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 31, 2010	$37,488	12,271,529	$123	$43,932	$(17,965)	$(5,126)	$58,452
Dividends declared - Preferred stock ($13.39 per share)	-	-	-	-	-522	-	-522
Stock compensation expense	-	-	-	10	-	-	10
Net loss	-	-	-	-	-2,647	-	-2,647
Accretion of discount on preferred stock	119	-	-	-	-119	-	-
Other comprehensive loss	-	-	-	-	-	-648	-648
Balances at March 31, 2011	$37,607	12,271,529	$123	$43,942	$(21,253)	$(5,774)	$54,645

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net loss	$(2,647)	$(32,139)
Unrealized gain on cash flow hedging instruments	310	-
Unrealized holding (loss) gain on securities available-for-sale, net oftax provision of $0 and $1,287	(958)	2,386
Reclassification adjustment for gain on securities available-for-saleincluded in net loss, net of tax benefit of $0 and $9	-	(16)
Comprehensive loss	$(3,295)	$(29,769)

(See Notes to Condensed Consolidated Financial Statements)

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(2,647)	$(32,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	429	515
Provision for losses on loans	2,550	31,290
REO write-downs	1,990	706
Increase in cash surrender value of BOLI	(247)	(237)
Amortization of retained servicing rights	4	6
Amortization of core deposit intangible	35	35
Deferred federal income taxes	-	(9,861)
Deferred loan fees, net of amortization	(55)	297
Gain on sale of loans	-	(26)
Origination of loans held-for-sale	-	(1,159)
Proceeds from sales of loans held-for-sale	-	1,435
Stock compensation expense	10	16
Net gain on sales of securities available-for-sale	-	(25)
Net gain on calls of securities held-to-maturity	-	(3)
Net loss (gain) on sales of REO	282	(8)
Net change in accrued interest receivable and other assets	293	11,738
Net change in accrued interest payable, expenses and other liabilities	323	1,887
Net cash provided by operating activities	2,967	4,467

Cash flows from investing activities:
Loans originated, net of principal repayments	3,215	4,073
Purchases of securities available-for-sale	-	(50,015)
Proceeds from sales of securities available-for-sale	-	28,203
Principal repayments on securities available-for-sale	1,371	6,049
Purchases of securities held-to-maturity	-	(7,663)
Proceeds from calls on securities held-to-maturity	-	10,000
Principal repayments on securities held-to-maturity	1,493	887
Net purchases of premises and equipment	(231)	(257)
Proceeds from paydowns/sales of REO	11,784	2,920
REO capitalized costs	(487)	(970)
Net cash provided by (used) in investing activities	$17,145	$(6,773)

(See Notes to Condensed Consolidated Financial Statements)

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Cash flows from financing activities:
Proceeds from issuance of common stock	$-	$55
Net (decrease) increase in deposits	(38,467)	32,484
Net decrease in Federal Reserve TAF borrowing	-	(20,000)
Net increase in securities sold under agreements to repurchase	-	655
Net increase in advance payments by borrowers for taxes and insurance	300	328
Net cash (used in) provided by financing activities	(38,167)	13,522
Net (decrease) increase in cash and cash equivalents	(18,055)	11,216
Cash and cash equivalents at beginning of period	131,335	145,595
Cash and cash equivalents at end of period	$113,280	$156,811

Supplemental disclosures of cash flow information – cash
paid during the period for:
Interest	$6,366	$9,087

Supplemental schedule of non-cash investing activities:
Change in unrealized (loss) gain on securities available-for-sale	(958)	2,370
Change in unrealized gain on interest rate caps	310	-
Dividends accrued on preferred stock	522	499
Transfers of loans to REO	11,468	11,200

(See Notes to Condensed Consolidated Financial Statements)

CASCADE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1 – Basis of Presentation of Financial Information

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Cascade Financial Corporation (the Corporation) and its wholly-owned subsidiaries, Cascade Bank (Cascade or the Bank), including Colby R.E., LLC and 2011 Yale Avenue East, LLC, Cascade Capital Trusts I, II and III (the Trusts). This financial information conforms to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the financial institutions industry, where applicable. All significant intercompany balances have been eliminated in the consolidation. In the opinion of management, the financial information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Corporation pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Certain information and footnote disclosures included in the Corporation’s financial statements for the year ended December 31, 2010, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2010 Annual Report on Form 10-K.

The Condensed Consolidated Financial Statements have been prepared in conformity with GAAP established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™ , sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments, evaluation of other-than-temporary impairment (OTTI), the valuation of real estate owned (REO), the allowance for loan losses, and deferred income taxes.

Recently Issued Accounting Standards

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

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Corporation’s Consolidated Financial Statements.

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

In April, 2011, FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Topic 310 - Receivables, provides guidance for evaluating whether a restructuring constitutes a troubled debt restructuring. The ASU indicates that the creditor's evaluation must separately conclude that both the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments also further clarify the guidance on a creditor's evaluation of whether a concession has been granted and whether a debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. This also requires that the disclosures deferred by ASU 2011-01 be reported for interim and annual periods beginning on or after June 15, 2011. The adoption of this ASU did not have a material impact on the Corporation's Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.

Note 2 – Regulatory Actions, Recent Events and Going Concern Considerations

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

Based on our most recent examination, the FRB staff recently advised us that in its opinion, the Corporation has not complied with all of the requirements of the FRB Agreement. The FRB found that we were not in compliance with the requirement to serve as a source of strength for the Bank, as a result of our failure to raise additional capital to support the Bank’s higher risk profile as a result of the levels of non-performing loans and OREO, continuing losses and declining capital levels. The FRB also criticized the capital plan we submitted on January 4, 2011, which called for raising approximately $90.0 million in additional capital, for failing to address the adequacy of the Bank’s capital, taking into account the level of adversely classified loans, the results of loan portfolio stress tests, the Bank’s risk profile, the adequacy of the allowance for loan losses, current and projected asset growth, and projected earnings, as required in the FRB Agreement. Finally, the FRB staff cited the Corporation’s failure to correct an alleged violation of Regulation W of the Federal Reserve Board of Governors, under Sections 23A and 23B of the Federal Reserve Act, related to a $430,000 loan by the Bank to the Corporation. The FRB observed that the outstanding debt owed to the Bank remains unpaid and uncollateralized, and that the Corporation would be unable to correct the violation until additional capital is raised to reimburse the Bank.

The Board of Directors is committed to taking all actions necessary to meet each of the requirements of the FRB Agreement and the FDIC Order. The Board of Directors is working diligently to comply with the requirement to raise capital, and on March 4, 2011, the Corporation announced that the Corporation, the Bank and Opus Bank entered into a definitive agreement, providing for Opus Bank to acquire the Corporation and the Bank, and for the merger of the Bank into Opus Bank. See “Proposed Merger” below.

Proposed Merger

On March 4, 2011, the Corporation announced that the Corporation, the Bank and Opus Bank entered into a definitive agreement, providing for Opus Bank to acquire the Corporation and the Bank, and for the merger of the Bank into Opus Bank.  Opus Bank is a California-chartered bank with its executive offices located in Irvine, California.  According to the terms of the merger agreement, Opus Bank will pay approximately $16.25 million to retire the Corporation’s $39.0 million in preferred stock and the associated warrant issued to the United States Department of the Treasury (the Treasury) under the Treasury’s Capital Purchase Program, and $5.5 million in cash to the holders of the Corporation’s common stock.  The purchase price for the Corporation’s common stock represents approximately $0.45 per share outstanding. In addition, Opus Bank will assume all of the Corporation’s obligations with respect to the trust preferred securities issued by the Corporation’s trust subsidiaries.  The proposed transaction is subject to the approval of the Corporation’s shareholders at a special meeting of shareholders to be held on May 31, 2011, the approval of federal and state regulatory authorities, and other customary conditions.  The parties expect to close the transaction in the latter part of the second quarter of 2011.  Notwithstanding this, there are no assurances that the Corporation, the Bank and Opus Bank will be able to successfully close the proposed merger.

Going Concern Considerations

The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation and the subsidiary Bank were considered “under-capitalized” as of March 31, 2011.  Due to market conditions discussed above and other factors, there is uncertainty about the Corporation’s ability to satisfy regulatory requirements, including restoration of the Bank to capital levels stipulated in the FDIC Order issued by the FDIC and Washington State DFI in July 2010. The FDIC Order required the Bank to develop a capital plan and increase Tier 1 leverage capital to 10% of the Bank’s average total assets and increase total risk-based capital to 12% of the Bank’s risk-weighted assets.  The additional capital required to satisfy the requirements of the FDIC Order as of March 31, 2011 was approximately $65.0 million.  In addition, the Corporation entered into a Written Agreement with the FRB of San Francisco on November 4, 2010 which required the Corporation to take steps to ensure that the Bank complies with the FDIC Order.

As a part of its most recent capital raising efforts launched late in 2009, the Corporation engaged a highly qualified investment banking firm with expertise in the financial services sector to assist with a review of all strategic opportunities available to the Corporation.  On March 4, 2011, the Corporation announced that it had entered into a definitive agreement, providing for Opus Bank to acquire the Corporation and the Bank, and for the merger of the Bank into Opus Bank.  See “Proposed Merger” above.

During the second quarter of 2009, the Corporation suspended payment of a quarterly cash dividend and, effective with the fourth quarter of 2009, dividend payments on trust preferred securities were deferred in accordance with provisions of the related indentures. Efforts to improve the Bank’s capital levels through improved internal equity generation were also initiated in conjunction with various cost cutting measures implemented by the bank but elevated loan charge-offs, REO write-downs, legal expenses, foreclosure expenses and FDIC insurance premiums have precluded the Corporation from improving capital levels to date.

During 2009 and 2010, as a result of declining real estate values, the Corporation took decisive actions to address the deterioration in the construction and land acquisition and development sectors of the loan portfolio resulting from a general and severe deterioration in residential real estate valuations and sales activity. Loan charge-offs of $56.3 million were recognized during 2010, of which over 78% were related to construction and land acquisition and development loans. Loan charge-offs of $34.7 million were recognized during 2009, of which over 87% were related to construction and land acquisition and development loans. Although additional loan loss provisions and charge-offs will likely be recognized during 2011, the Company does not expect the other segments of the portfolio will suffer from extreme losses and, accordingly, that the regulatory capital levels will not be impacted by the same magnitude in 2011 as they were in the previous two years. Loan charge-offs were $2.9 million for the first quarter of 2011.

Despite the restrictions on issuance and renewal of brokered certificates of deposit, which became effective in July 2010, the Bank maintained an adequate liquidity position as of March 31, 2011 through the strength of its core deposit base, issuance of promotional rate retail certificates of deposit and benefit of the recently increased FDIC deposit insurance limits. Additionally, the reduction in loans and the liquidity generated from the sale of foreclosed assets have contributed significantly to the Bank’s liquidity position.

As noted above, the Bank sustained significant credit losses in 2009 and 2010 as a result of the impact of the recession and the related deterioration in the real estate markets on its loan portfolios, more specifically the real estate construction portfolio.  While the Bank’s credit losses are not likely to continue at the same level as in 2010, the Bank’s nonperforming assets and related costs remain elevated and continuing losses remain a risk.  The losses sustained since 2009 have reduced the capital levels at the Corporation and the Bank significantly and resulted in an accumulated deficit of $21.3 million for the Corporation as of March 31, 2011.  Although the Corporation is working diligently to close the proposed merger transaction described above, there are no assurances that the transaction will be closed as anticipated.  If the Corporation is not able to close the proposed merger transaction, failure to meet the requirements under the FDIC Order or the FRB Agreement exposes the Corporation and the Bank to additional restrictions and regulatory actions.  Despite all of our efforts to restore the financial condition of the Corporation and the Bank, there remains uncertainty, which raises substantial doubt about the ability of the Corporation to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale and held-to-maturity securities at March 31, 2011 and December 31, 2010:

	March 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$68,928	$11	$(3,247)	$65,692
Agency notes & bonds	116,633	-	(6,282)	110,351
US treasury notes	56,316	43	(125)	56,234
Total	$241,877	$54	$(9,654)	$232,277

Securities held-to-maturity
Mortgage-backed securities	$23,644	$601	$(440)	$23,805
Agency notes & bonds	28,000	-	(1,522)	26,478
Other	775	-	-	775
Total	$52,419	$601	$(1,962)	$51,058

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$70,270	$10	$(3,077)	$67,203
Agency notes & bonds	116,632	-	(5,513)	111,119
US treasury notes	56,346	-	(62)	56,284
Total	$243,248	$10	$(8,652)	$234,606
Securities held-to-maturity
Mortgage-backed securities	$25,137	$755	$(383)	$25,509
Agency notes & bonds	28,000	-	(1,216)	26,784
Other	775	-	-	775
Total	$53,912	$755	$(1,599)	$53,068

The amortized cost and estimated fair value of investment securities are shown in the following table by contractual or expected maturity at March 31, 2011. During certain interest rate environments, some of these securities may be called for redemption by their issuers prior to the scheduled maturities.

	March 31, 2011
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Securities available-for-sale (AFS)
Agency and US Treasury:
Due after one through five years	$72,816	$72,187	0.93%
Due after five through ten years	100,091	94,356	2.81
Due after ten years	42	42	0.00
Subtotal	172,949	166,585	2.00
Mortgage-backed securities:
Due less than one year	55	55	4.50
Due after one through five years	385	396	4.86
Due after five through ten years	68,488	65,241	3.07
Subtotal	68,928	65,692	3.08
Total securities AFS	$241,877	$232,277	2.30%

Securities held-to-maturity (HTM)
Agency:
Due less than one year	$28,000	$26,478	2.31%
Due after ten years	775	775	7.50
Subtotal	28,775	27,253	2.45
Mortgage-backed securities:
Due less than one year	34	34	5.01
Due after one through five years	10,331	10,876	4.59
Due after five through ten years	13,279	12,895	4.14
Subtotal	23,644	23,805	4.34
Total securities HTM	$52,419	$51,058	3.33%

No investment securities were pledged to the FHLB at March 31, 2011. The fair value of investment securities pledged to the FHLB at December 31, 2010, totaled $15.9 million. The fair value of investment securities pledged to fund repurchase agreements was $210.9 million at March 31, 2011 and $212.9 million at December 31, 2010.

The following table presents gross unrealized losses and the fair value of available-for-sale and held-to-maturity securities at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Fair Value	Gross Unrealized Losses Less Than 1 Year	Fair Value	Gross Unrealized Losses More Than 1 Year	Total
(Dollars in thousands)					Fair Value	Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$65,296	$(3,247)	$-	$-	$65,296	$(3,247)
Agency notes & bonds	110,218	(6,282)	-	-	110,218	(6,282)
US Treasury notes	21,207	(125)	-	-	21,207	(125)
Total	$196,721	$(9,654)	$-	$-	$196,721	$(9,654)

Securities held-to-maturity
Mortgage-backed securities	$5,990	$(440)	$-	$-	$5,990	$(440)
Agency notes & bonds	26,478	(1,522)	-	-	26,478	(1,522)
Total	$32,468	$(1,962)	$-	$-	$32,468	$(1,962)

	December 31, 2010
	Fair Value	Gross Unrealized Losses Less Than 1 Year	Fair Value	Gross Unrealized Losses More Than 1 Year	Total
(Dollars in thousands)					Fair Value	Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$66,668	$(3,077)	$-	$-	$66,668	$(3,077)
Agency notes & bonds	110,987	(5,513)	-	-	110,987	(5,513)
US Treasury notes	56,284	(62)	-	-	56,284	(62)
Total	$233,939	$(8,652)	$-	$-	$233,939	$(8,652)

Securities held-to-maturity
Mortgage-backed securities	$6,046	$(383)	$-	$-	$6,046	$(383)
Agency notes & bonds	26,784	(1,216)	-	-	26,784	(1,216)
Total	$32,830	$(1,599)	$-	$-	$32,830	$(1,599)

The Corporation had no securities in its available-for-sale portfolio or held-to-maturity portfolio with unrealized losses greater than one year at March 31, 2011 or December 31, 2010. Available-for-sale securities had unrealized losses less than one year of $9.7 million and held-to-maturity securities had unrealized losses less than one year of $2.0 million Securities having fair values less than amortized cost and containing unrealized losses are evaluated periodically by the Corporation for other-than-temporary impairment. The Corporation does not intend to sell the securities nor does it anticipate being required to sell these securities. In the analysis for March 31, 2011, the Corporation determined that the decline in value was temporary and related to the change in market interest rates since purchase. All investment securities were rated AAA for credit quality by at least one major rating agency. The decline in value was not related to any company or industry specific event. The Corporation anticipates full recovery of par value with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

As of March 31, 2011 and December 31, 2010, the Corporation was required to maintain 71,550 shares, of $100 par value FHLB stock. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. The Bank’s minimum required investment in FHLB stock was $7.2 million at March 31, 2011 and December 31, 2010. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

At March 31, 2011, the Bank held FHLB of Seattle stock with a par value of $11.9 million. The Corporation does not anticipate any impairment charges associated with these instruments. The FHLB stock does not have readily determinable fair value and the equity ownership rights are more limited than would be the case for a public company because of the Federal Housing Finance Agency’s (FHFA) oversight role in budgeting and approving dividends. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost. Thus, when evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Under FHFA regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  Moody’s Investors Service’s (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels.  According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. Furthermore, Moody’s believes that the FHLB has the ability to hold the securities until maturity.  The FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLB. Moody’s has stated that their AAA senior debt rating and Prime-1 short-term debt rating are likely to remain unchanged based on expectations that the FHLB has a very high degree of government support.  Based on the above, the Corporation has determined there is no impairment of the FHLB stock investment as of March 31, 2011.

Note 4 - Loans and Allowance for Loan Losses

A summary of loans at March 31, 2011 and December 31, 2010, follows:

(Dollars in thousands) Loans	March 31, 2011	December 31, 2010
Business	$392,233	$400,047
R/E construction(1)
Spec construction	23,033	25,303
Land acquisition & development/land	57,235	54,142
Commercial R/E construction	2,332	2,333
Total R/E construction	82,600	81,778
Commercial R/E	190,191	201,885
Multifamily	89,461	89,350
Home equity/consumer	29,270	29,964
Residential	196,389	194,677
Total loans	$980,144	$997,701
Deferred loan fees	(3,879)	(3,934)
Allowance for loan losses	(25,782)	(26,106)
Loans, net	$950,483	$967,661

(1)        Real estate construction loans are net of loans in process.

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

The allowance consists of general and specific components. To determine the general component of the allowance, for loans not identified as impaired, the loan portfolio is separated by loan type and then by risk rating.  The loan types are as follows: business and business real estate (combined below, but analyzed separately), real estate construction, commercial real estate, multifamily, home equity/consumer and residential. A loss factor based on a two-year historical loss average has been used.  However, for the first quarter of 2011, the one-year loss factor was used for the real estate construction loan category because management believes it is more representative of the current market environment for those loan types. Historical losses are then adjusted to incorporate Q factors as noted above. Specific Q factors are assigned to each loan type based on the risks identified in each segment of the loan portfolio. Management has also added an additional management judgment factor after thorough analysis of the historical trends and Q factors as well as the breakdown between special mention and pass loans.

For the specific portion of the reserve, loans identified as impaired are reviewed individually to determine if specific reserves are needed.  A few smaller dollar loans are grouped and reviewed in pools. Any portion of the ALLL that is not allocated to the general or specific components of the reserve is considered to be unallocated.

Loan risk ratings are a critical part of the ALLL process.  Credit administration management actively reviews loan risk ratings as part of their ongoing review of credits.  Classified Loan Status Reports are reviewed monthly by the Asset Review Committee.  At March 31, 2011, substantially all of the substandard loans were individually reviewed for impairment.

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio and management considers the allowance of $25.8 million adequate to cover loan losses at March 31, 2011.

The following table presents the changes in the allowance for loan losses by type:

(Dollars in thousands)	Three Months Ended March 31, 2011
Allowance for Loan Losses	Business	R/E Construction	Commercial R/E	Multi- family	Home Equity/ Consumer	Residential	Unallocated	Total
Balance at beginning of period	$9,437	$10,591	$2,745	$1,410	$642	$1,281	$-	$26,106
Net charge-offs	(1,103)	(1,253)	51	-	(266)	(303)	-	(2,874)
Provision for losses	874	1,604	(249)	(224)	308	157	80	2,550
Ending balance	$9,208	$10,942	$2,547	$1,186	$684	$1,135	$80	$25,782

Loans individually evaluated for impairment	$33,034	$28,772	$45,547	$11,138	$400	$4,057	$-	$122,948
Loans evaluated in a group for impairment *	-	-	-	-	655	345	-	1,000
Total impaired	33,034	28,772	45,547	11,138	1,055	4,402	-	123,948
Loans not impaired	359,199	53,828	144,644	78,323	28,215	191,987	-	856,196
Total loans	$392,233	$82,600	$190,191	$89,461	$29,270	$196,389	$-	$980,144

* Small dollar, homogeneous loans

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

  At March 31, 2011, the recorded investment in loans classified as impaired totaled $123.9 million.  Included in this total are $33.9 million in impaired loans with a corresponding specific reserve (included in the allowance for loan losses) of $6.6 million. The remaining $90.0 million in impaired loans are considered collateral dependent and have been written-down to their estimated net realizable value. At December 31, 2010, the total recorded investment in impaired loans was $144.0 million, including $40.0 million that had a corresponding specific reserve of $5.8 million.

At March 31, 2011 and December 31, 2010, impaired loans of $69.0 million and $63.8 million, respectively, were classified as performing troubled debt restructured (TDR) loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance (net of specific reserves as applicable), the loan is current on payments, and the borrower must either prefund an interest reserve or have demonstrated the ability to make payments from a verified source of cash flow.

The following table shows the recorded investment, unpaid principal balance and specific reserve for impaired loans:

	March 31, 2011
(Dollars in thousands)	Recorded Investment (Loan Balance Less Charge-Off)	Unpaid Principal Balance (Gross of Charge-off)	Specific Reserve
Impaired Loans With No Specific Reserve
Business	$24,288	$25,066	$-
R/E construction
Spec construction	14,467	19,562	-
Land acquisition & development/land	2,944	4,652	-
Total R/E construction	17,411	24,214	-
Commercial R/E	41,080	41,111	-
Multifamily	2,967	2,967	-
Home equity/consumer	325	401	-
Residential	3,954	4,101	-
Total	90,025	97,860	-

Impaired Loans With Specific Reserve
Business	8,746	8,777	1,486
R/E construction
Land acquisition & development/land	11,361	11,361	3,225
Total R/E construction	11,361	11,361	3,225
Commercial R/E	4,467	4,467	1,154
Multifamily	8,171	8,171	712
Home equity/consumer	420	536	47
Residential	758	759	12
Total	33,923	34,071	6,636

Total Impaired Loans
Business	33,034	33,843	1,486
R/E construction
Spec construction	14,467	19,562	-
Land acquisition & development/land	14,305	16,013	3,225
Total R/E construction	28,772	35,575	3,225
Commercial R/E	45,547	45,578	1,154
Multifamily	11,138	11,138	712
Home equity/consumer	745	937	47
Residential	4,712	4,860	12
Total	$123,948	$131,931	$6,636

	December 31, 2010
(Dollars in thousands)	Recorded Investment (Loan Balance Less Charge-Off)	Unpaid Principal Balance (Gross of Charge-off)	Specific Reserve
Impaired Loans With No Specific Reserve
Business	$27,435	$28,315	$-
R/E construction
Spec construction	14,753	19,410	-
Land acquisition & development/land	4,303	4,303	-
Total R/E construction	19,056	23,713	-
Commercial R/E	51,472	52,812	-
Multifamily	2,976	2,976	-
Home equity/consumer	244	244	-
Residential	2,808	3,055	-
Total	103,991	111,115	-

Impaired Loans With Specific Reserve
Business	12,184	12,218	1,215
R/E construction
Spec construction	875	875	-
Land acquisition & development/land	12,144	13,615	2,416
Total R/E construction	13,019	14,490	2,416
Commercial R/E	4,483	4,483	1,148
Multifamily	8,186	8,186	886
Home equity/consumer	804	817	17
Residential	1,332	1,332	119
Total	40,008	41,526	5,801

Total Impaired Loans
Business	39,619	40,533	1,215
R/E construction
Spec construction	15,628	20,285	-
Land acquisition & development/land	16,447	17,918	2,416
Total R/E construction	32,075	38,203	2,416
Commercial R/E	55,955	57,296	1,148
Multifamily	11,162	11,162	886
Home equity/consumer	1,048	1,060	17
Residential	4,140	4,387	119
Total	$143,999	$152,641	$5,801

The following tables show summarized information on impaired loans:

(Dollars in thousands) Impaired loans	March 31, 2011	December 31, 2010
Impaired loans without a specific reserve	$90,025	$103,991
Impaired loans with a specific reserve	33,923	40,008
Total impaired loans	$123,948	$143,999

Allowance for loan losses related to impaired loans	$6,636	$5,801
Total nonperforming loans	35,191	48,098
Total loans past-due ninety days or more and still accruing	145	-

Performing TDR loans	$69,006	$63,773
Nonperforming TDR loans	31,568	30,399
Total TDR loans	$100,574	$94,172

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

The following table shows the loan portfolio by loan classification and type of loan:

	March 31, 2011
(Dollars in thousands)	Doubtful	Substandard	Special Mention/Watch	Pass	Total
Business	$-	$32,616	$93,206	$266,411	$392,233
R/E construction
Spec construction	-	14,467	7,401	1,165	23,033
Land acquisition & development/land	-	11,454	27,123	18,658	57,235
Commercial R/E construction	-	-	-	2,332	2,332
Total R/E construction	-	25,921	34,524	22,155	82,600
Commercial R/E	-	45,547	33,342	111,302	190,191
Multifamily	-	11,138	21,760	56,563	89,461
Home equity/consumer	-	946	124	28,200	29,270
Residential	-	3,918	7,230	185,241	196,389
Total	$-	$120,086	$190,186	$669,872	$980,144

	December 31, 2010
(Dollars in thousands)	Doubtful	Substandard	Special Mention/Watch	Pass	Total
Business	$337	$39,321	$67,905	$292,484	$400,047
R/E construction
Spec construction	-	15,628	8,104	1,571	25,303
Land acquisition & development/land	128	16,319	23,310	14,385	54,142
Commercial R/E construction	-	-	-	2,333	2,333
Total R/E construction	128	31,947	31,414	18,289	81,778
Commercial R/E	-	55,955	30,665	115,265	201,885
Multifamily	-	11,161	17,506	60,683	89,350
Home equity/consumer	-	1,532	427	28,005	29,964
Residential	-	3,684	7,934	183,059	194,677
Total	$465	$143,600	$155,851	$697,785	$997,701

The following table includes an aging analysis of the recorded investment of past-due loans by type as of March 31, 2011 and December 31, 2010, and shows the amount of loans that are current by type. The table excludes performing/nonperforming status and is calculated based on days delinquent. As of March 31, 2011, there were $8.8 million in nonperforming loans that were not past due.

(Dollars in thousands)	March 31, 2011
Age Analysis of Past Due Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans
Business	$7,609	$14	$2,451	$10,074	$382,159	$392,233
R/E construction	181	-	10,553	10,734	71,866	82,600
Commercial R/E	11,458	-	-	11,458	178,733	190,191
Multifamily	-	-	-	-	89,461	89,461
Home equity/consumer	523	-	176	699	28,571	29,270
Residential	4,345	-	315	4,660	191,729	196,389
Total	$24,116	$14	$13,495	$37,625	$942,519	$980,144

(Dollars in thousands)	December 31, 2010
Age Analysis of Past Due Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans
Business	$1,949	$160	$2,474	$4,583	$395,464	$400,047
R/E construction	254	619	11,537	12,410	69,368	81,778
Commercial R/E	-	-	10,962	10,962	190,923	201,885
Multifamily	167	-	-	167	89,183	89,350
Home equity/consumer	95	157	697	949	29,015	29,964
Residential	1,087	744	796	2,627	192,050	194,677
Total	$3,552	$1,680	$26,466	$31,698	$966,003	$997,701

The following table shows the loan portfolio by performing and nonperforming status by type of loan as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(Dollars in thousands)	Performing	Nonperforming	Total
Business	$389,415	$2,818	$392,233
R/E construction
Spec construction	14,531	8,502	23,033
Land acquisition & development/land	54,628	2,607	57,235
Commercial R/E construction	2,332	-	2,332
Total R/E construction	71,491	11,109	82,600
Commercial R/E	172,233	17,958	190,191
Multifamily	89,461	-	89,461
Home equity/consumer	28,524	746	29,270
Residential	193,829	2,560	196,389
Total	$944,953	$35,191	$980,144

	December 31, 2010
(Dollars in thousands)	Performing	Nonperforming	Total
Business	$395,700	$4,347	$400,047
R/E construction
Spec construction	15,598	9,705	25,303
Land acquisition & development/land	51,294	2,848	54,142
Commercial R/E construction	2,333	-	2,333
Total R/E construction	69,225	12,553	81,778
Commercial R/E	173,533	28,352	201,885
Multifamily	89,350	-	89,350
Home equity/consumer	28,916	1,048	29,964
Residential	192,879	1,798	194,677
Total	$949,603	$48,098	$997,701

The following table includes the number of TDR loans and the recorded investment as of March 31, 2011 and December 31, 2010. The outstanding balances at March 31, 2011 are net of $5.0 million in charge-offs. The Bank is committed to fund the undisbursed balance on TDR loans, totaling $152,000 as of March 31, 2011.

(Dollars in thousands)	March 31, 2011		December 31, 2010
TDR Loans	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Business	24	$22,493	25	$19,614
R/E construction	11	27,582	12	30,373
Commercial R/E	7	37,484	4	32,238
Multifamily	4	8,610	4	8,619
Home equity/consumer	3	294	1	244
Residential	8	4,111	5	3,084
Total	57	$100,574	51	$94,172

Note 5 – Real Estate Owned (REO)

REO includes real estate acquired in settlement of loans. REO is recorded at the lower of carrying amount or fair value, based upon an appraisal, less estimated costs to sell. Developments and improvements related to the property are capitalized. Any losses recorded at the time a foreclosure occurs are classified as a charge-off against the allowance for loan losses. Losses that result from the ongoing periodic valuation of these properties, are charged to expense in the period identified. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in noninterest expense in the statement of operations.

The following table presents real estate owned activity for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Beginning balance	$34,412	$18,842
Transfers to REO	11,468	11,200
Capitalized costs	487	970
Paydowns/sales	(11,784)	(2,920)
Write-downs/losses	(2,272)	(698)
Ending balance	$32,311	$27,394

Note 6 - Junior Subordinated Debentures

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

On December 15, 2004, the Corporation issued $5.2 million in junior subordinated debentures.  In turn, Cascade Capital Trust II, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. The Trust exists for the exclusive purpose of issuing the trust preferred securities underlying the junior subordinated debentures issued by the Corporation, and engaging in only those other activities necessary, advisable or incidental to the above. These debentures had a fixed coupon of 5.82% for the first five years and as of January 7, 2010, float at the three-month LIBOR plus 1.90% for the remaining twenty-five years. The coupon rate on the debentures was 2.20% as of March 31, 2011. The debentures were callable at par after the first five years.

On March 30, 2006, the Corporation issued $10.3 million in junior subordinated debentures. In turn, Cascade Capital Trust III, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. The Trust exists for the exclusive purpose of issuing the trust preferred securities underlying the junior subordinated debentures issued by the Corporation, and engaging in only those other activities necessary, advisable or incidental to the above. These debentures have a fixed coupon of 6.65% for the first five years and as of June 15, 2011, float, if not called, at the three-month LIBOR plus 1.40% for the remaining twenty-five years.

The junior subordinated debentures issued by the Corporation incorporate the same structure and are considered Tier 1 capital for regulatory purposes, subject to FRB restrictions.

The Corporation applied fair value accounting to the junior subordinated debentures issued by Cascade Capital Trust I.  The change in fair market value of the junior subordinated debentures is recorded as a component of other income. The Corporation determines the fair value by using a discounted cash flow model.  The discount rate is determined using a risk free interest rate approximating the remaining maturity of the debentures combined with a credit and liquidity spread determined based upon quotes from brokers and from valuations by holders of Cascade Capital Trust I, which were obtained from public filings. The bonds are assumed to be outstanding until maturity.  For the quarter ended March 31, 2011, there was no change in the fair value of the junior subordinated debentures. The fair value was $1.5 million at March 31, 2011 and December 31, 2010. The fair value option was not selected for the junior subordinated debentures issued in connection with Cascade Capital Trust II and III, which are reported at the combined book value of $15.5 million.

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

Note 7 – Derivatives and Hedging

In the fourth quarter of 2010, the Bank entered into derivative contracts to add stability to net interest income and to manage its exposure to changes in interest rates. The Bank sought to minimize the volatility that changes in interest rates have on its variable-rate debt by entering into interest rate cap agreements.  The Bank purchased a series of interest rate caps from two different major financial institutions based on their credit rating and other factors. Both counterparties provide cash collateral to the Bank on the majority of the fair value of the cap to significantly mitigate credit risk of these transactions.  The Bank purchased interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate, which is tied to three month LIBOR.  The interest rate caps have an aggregate notional amount of $159.0 million, strike rates of 1.29% and a maturity date of October 20, 2015. The Bank formally documented the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before initiating the hedge. The caps were used to hedge the variable cash flows associated with variable rate FHLB advances that reprice based upon three month LIBOR on the same day that the rate caps reprice. The fair value of the interest rate caps is based on derivative valuation models using market data inputs as of the valuation date that can generally be verified and do not typically involve significant management judgments. (Level 2 inputs). The valuation is performed on each reporting date to determine if the hedge was effective over the reporting period, using the hypothetical derivative method, by comparing the actual changes in the hedged item to a “perfectly effective” hypothetical interest rate cap.  If the ratio of the change in fair value of the actual cap to the change in fair value of the hypothetical cap falls between the effectiveness parameters the hedge will be considered to have been effective. The March 31, 2011 valuations showed the hedge to be “perfectly effective” and resulted in a mark-to-market gain on the interest rate caps totaling $3.8 million, which is included in accumulated other comprehensive loss. As of January 1, 2011, the Bank began amortizing the cost of the interest rate caps.  The expense is reclassified into earnings. As of March 31, 2011, approximately $1,000 had been expensed.

The following table presents the notional value, strike rate, and fair value and collateral held at March 31, 2011:

(Dollars in thousands) Derivatives	March 31, 2011	December 31, 2010
Notional Value	$159,000	$159,000
Strike Rate	1.29%	1.29%
Fair Value	$9,042	$8,732
Cash Collateral	7,790	7,620

Note 8 - Income Taxes

At March 31, 2010, the Corporation assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. The Corporation determined that the negative evidence associated with a cumulative three-year loss, entering into an FDIC Order (see Note 2) with its regulators, and credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, during the first quarter in 2010, the Corporation established a full valuation allowance against its deferred tax asset.  The valuation allowance totaled $26.7 million at March 31, 2011, with net operating loss carryforwards accounting for $17.9 million of deferred tax assets.

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

Note 9 – Commitments and Contingencies

Lease Commitments

The Bank leases space for various branches. These leases run for a period ranging from 2 to 10 years and allow for established rent increases each year. Generally, these leases require the Bank to pay all taxes, maintenance and utility costs, as well as maintain certain types of insurance.

Rental expenses charged to operations were approximately $229,000 and $230,000 for the three months ended March 31, 2011 and 2010, respectively.

Loan Commitments

Commitments to extend credit under lines of credit/loans in process are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Unfunded commitments totaled $82.5 million at March 31, 2011, and $81.9 million at December 31, 2010.  Commitments generally have fixed maturity dates.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, other real estate including residential, multifamily and land, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, bond financing, and similar transactions. The Bank underwrites its standby letters of credit using its policies and procedures applicable to loans in general. Standby letters of credit are made on both an unsecured and secured basis. The Bank has not been required to perform on any standby letters of credit or financial guarantees during the past two years.

The Bank did not incur any losses on its commitments for the three months ended March 31, 2011 and 2010.

At March 31, 2011 and December 31, 2010, the following financial instruments with off-balance sheet risk were outstanding:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commitments to grant loans	$2,015	$2,100
Unfunded commitments under lines of credit/loans in process	82,544	81,868
Standby letters of credit and financial guarantees written	1,626	1,576
Unused commitments on bankcards	13,500	13,472
Total	$99,685	$99,016

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

Loss Contingencies

The Bank has $50.0 million in repurchase agreements that have provisions allowing the agreements to be terminated by its counterparty. While the Bank has received no indication that the repurchase transactions will be terminated prior to maturity and the transactions are secured by securities pledged to the counterparty, management believes that the likelihood of termination of the agreements is reasonably possible. If these repurchase agreements had been terminated as of March 31, 2011, the termination fee would have been approximately $12.5 million. An additional $75.0 million in repurchase agreements have provisions allowing termination, but these agreements cannot be terminated prior to December 2012, provided the Bank offers the lender additional securities in November and December 2011. Repurchase agreements with this lender totaling $25.0 million and $50.0 million could be terminated in December 2012 and November 2013 respectively.  The termination fee related to these agreements cannot be estimated because the calculation of the estimate requires knowledge of interest rates at the future termination dates in 2012 and 2013.

Significant Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within the Bank’s loan portfolio, thereby exposing the Bank to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments. At March 31, 2011, the Bank’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $847.5 million or 86.5% of the Bank’s total loan portfolio. Real estate construction, including land acquisition and development/land, commercial real estate, multifamily, home equity and residential loans are included in the total loans secured by real estate for purposes of this calculation.  There has been deterioration in the real estate market over the last three years, which has led to an increase in nonperforming loans and the allowance for loan losses.

At March 31, 2011, the Bank’s most significant concentration of credit risk within its investment portfolio was with the U.S. Government, its agencies and Government Sponsored Enterprises. The Bank’s exposure from this source of investment credit risk was $293.4 million or almost 100% of the Bank’s total investment portfolio (including FHLB stock).

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

Note 10 - Stockholders’ Equity

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

During the fourth quarter of 2009, FDIC restrictions prohibited dividend payments from the Bank to the holding company, which in turn led the Corporation to defer the dividend on the preferred stock. Under the terms of the preferred stock, deferral of payment is permitted without triggering an event of default. Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, and may not redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument. In addition, during any deferral period, dividends on the preferred stock are compounded from the date such dividends would have been payable. As of March 31, 2011, the Corporation has deferred six consecutive dividend payments on the preferred stock.  Under the terms of the Capital Purchase Program, the Treasury can appoint two people of its choice to the board of directors of a corporation that misses six dividend payments.

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

(Dollars in thousands) Cascade Bank	Actual		Minimum Requirements For Capital Adequacy		Well-Capitalized Requirements
March 31, 2011:
Total risk-based capital to risk-weighted assets	$95,160	9.56%	$79,639	8.00%	$99,549	10.00%
Tier I (core) capital to risk-weighted assets	82,551	8.29	39,820	4.00	59,729	6.00
Tier I (core) capital to average total assets	82,551	5.61	58,864	4.00	73,580	5.00

December 31, 2010:
Total risk-based capital to risk-weighted assets	$97,456	9.60%	$81,213	8.00%	$101,516	10.00%
Tier I (core) capital to risk-weighted assets	84,600	8.33	40,606	4.00	60,910	6.00
Tier I (core) capital to average total assets	84,600	5.56	60,902	4.00	76,128	5.00

The Corporation, as a bank holding company regulated by the FRB, is also subject to capital requirements that are similar to those for Cascade Bank.

(Dollars in thousands) Cascade Financial Corporation	Actual		Minimum Requirements For Capital Adequacy		Well-Capitalized Requirements
March 31, 2011:
Total risk-based capital to risk-weighted assets	$97,841	9.83%	$79,592	8.00%	$99,490	10.00%
Tier I (core) capital to risk-weighted assets	80,379	8.08	39,796	4.00	59,694	6.00
Tier I (core) capital to average total assets	80,379	5.46	58,893	4.00	73,617	5.00

December 31, 2010:
Total risk-based capital to risk-weighted assets	$101,209	9.98%	$81,149	8.00%	$101,437	10.00%
Tier I (core) capital to risk-weighted assets	84,556	8.34	40,574	4.00	60,862	6.00
Tier I (core) capital to average total assets	84,556	5.55	60,958	4.00	76,197	5.00

Note 11 - Stock-based Compensation

Compensation expense related to stock-based compensation was $10,000 and $16,000 for the three months ended March 31, 2011 and 2010, respectively. This expense is the result of the vesting of stock options previously granted but unexercised.  No stock options were granted in the three months ended March 31, 2011.

Changes in total options outstanding for the three months ended March 31, 2011, are as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2010	496,209	$10.50	3.19	$-
Granted	-	-
Exercised	-	-
Forfeited/canceled	119,026	4.87
Outstanding on March 31, 2011	377,183	$12.28	3.86	$-

Exercisable on March 31, 2011	338,993	$12.23	3.51	$-

The unrecognized share-based compensation cost on unvested options at March 31, 2011 was $33,577, which will be recognized over the remaining average requisite service period of the options which is approximately two years.

Options were granted to certain employees and directors at prices equal to the market value of the stock at the close of trading on the dates the options were granted. The options granted have a term of ten years from the grant date. Incentive stock options granted to employees vest over a five-year period. Non-qualified options granted to directors vest over a four-year period. Compensation expense is recorded as if each vesting portion of the award is a separate award. The Bank has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The total options authorized at March 31, 2011 were 919,912.

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

Note 12 – Loss per Common Share

The following table presents loss per common share information:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net loss	$(2,647)	$(32,139)
Dividends on preferred stock	522	499
Accretion of issuance discount on preferred stock	119	112
Net loss attributable to common stockholders	$(3,288)	$(32,750)

Weighted average number of common shares outstanding, basic	12,271,529	12,165,167
Weighted average number of common shares outstanding, diluted	12,271,529	12,165,167

Loss per common share, basic	$(0.27)	$(2.69)
Loss per common share, diluted	(0.27)	(2.69)

For purposes of calculating basic and diluted loss per common share, the numerator of net loss attributable to common stockholders is the same. There were outstanding options to purchase 377,183 and 586,772 shares of common stock at March 31, 2011 and 2010, respectively, which are considered anti-dilutive and have been excluded from the above calculation. Anti-dilutive options have an exercise price that is greater than the current market price of the stock. Also, as of March 31, 2011 and 2010, the warrant issued to the U.S. Treasury to purchase up to 863,442 shares of common stock was not included in the computation of diluted loss per common share because the warrant’s exercise price was greater than the average market price of common shares.

Note 13 - Fair Value Measurements

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

The following table presents a summary of the fair value of the Corporation’s financial instruments:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$113,280	$113,280	$131,335	$131,335
Securities available-for-sale	232,277	232,277	234,606	234,606
Securities held-to-maturity	52,419	51,058	53,912	53,068
FHLB stock	11,920	11,920	11,920	11,920
Cash surrender value of BOLI, net	25,736	25,736	25,489	25,489
Loans, net	950,483	910,107	967,661	932,932
Interest rate caps	9,042	9,042	8,732	8,732

Financial liabilities:
Deposit accounts	$1,069,087	$1,051,512	$1,107,554	$1,095,089
FHLB advances	159,000	187,744	159,000	187,087
Securities sold under agreements to repurchase	145,000	176,227	145,000	179,450
Junior subordinated debentures	15,465	2,715	15,465	2,715
Junior subordinated debentures, fair value	1,500	1,500	1,500	1,500

Cash and Cash Equivalents. The carrying amount represents fair value.

Investment securities. Fair values are based on quoted market prices or dealer quotations when available or through the use of alternate approaches, such as matrix or model pricing, when market quotes are not readily available.

FHLB Stock. The Bank’s investment in FHLB stock is carried at par value ($100 per share), which approximates its fair value.

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

The Corporation applied fair value accounting to the junior subordinated debentures issued by Cascade Capital Trust I.  The change in fair market value of the junior subordinated debentures is recorded as a component of other income. The Corporation determines the fair value by using a discounted cash flow model.  The discount rate is determined using a risk free interest rate approximating the remaining maturity of the debentures combined with a credit and liquidity spread determined based upon quotes from brokers and from valuations by holders of Cascade Capital Trust I, which were obtained from public filings. The bonds are assumed to be outstanding until maturity.  For the quarter ended March 31, 2011, there was no change in the fair value of the junior subordinated debentures. The fair value was $1.5 million at March 31, 2011 and December 31, 2010. The fair value option was not selected for the junior subordinated debentures issued in connection with Cascade Capital Trust II and III, which are reported at the combined book value of $15.5 million.

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

There were no transfers between fair value categories during the three months ended March 31, 2011. The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

	Fair Value at March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Mortgage-backed securities	$-	$65,692	$-	$65,692
Agency notes & bonds	-	110,351	-	110,351
U.S. Treasury notes	-	56,234	-	56,234
Interest rate caps	-	9,042	-	9,042
Total	$-	$241,319	$-	$241,319
Liabilities
Junior subordinated debentures	$-	$-	$1,500	$1,500
Total	$-	$-	$1,500	$1,500

	Fair Value at December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Mortgage-backed securities	$-	$67,203	$-	$67,203
Agency notes & bonds	-	111,119	-	111,119
U.S. Treasury notes	-	56,284	-	56,284
Interest rate caps	-	8,732	-	8,732
Total	$-	$243,338	$-	$243,338
Liabilities
Junior subordinated debentures	$-	$-	$1,500	$1,500
Total	$-	$-	$1,500	$1,500

The change in fair market value of the junior subordinated debentures is recorded as a component of non-operating income. The following table presents the fair value adjustments for the junior subordinated debentures, which use significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Beginning balance	$1,500	$3,341
Total gains recognized	-	-
Ending balance	$1,500	$3,341

The following table presents the balance of assets measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010:

	Fair Value at March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total (1)
Impaired loans	$-	$-	$117,312	$117,312
REO	-	-	32,311	32,311
Total	$-	$-	$149,623	$149,623

	Fair Value at December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total (1)
Impaired loans	$-	$-	$138,198	$138,198
REO	-	-	34,412	34,412
Total	$-	$-	$172,610	$172,610

(1)	Impaired loans include loans on nonaccrual, classified doubtful and/or individually analyzed for impairment, adjusted by the impairment amount. REO is disclosed at the year-end book balance.

The following table presents the total losses resulting from nonrecurring fair value adjustments for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Impaired loans (1)	$8,321	$28,544
REO(2)	2,272	698
Total	$10,593	$29,242

(1)	Total losses for loans includes the actual impairment amount, plus the allowance for loan loss write downs during the period for those loans considered impaired at March 31, 2011 and 2010.
(2)	Losses for REO are the net losses recognized during the period.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition and results of the Corporation’s operations. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report, and the December 31, 2010 audited Consolidated Financial Statements and accompanying notes included in our recent Annual Report on Form 10-K.

Forward Looking Statements

This report includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

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

General

Cascade Financial Corporation (CFC or the Corporation) is a bank holding company incorporated in the state of Washington in 2003. At March 31, 2011, the Corporation’s wholly-owned subsidiaries were Cascade Bank (Cascade Bank or the Bank), and Cascade Capital Trusts I, II, and III, formed to hold trust preferred securities. Colby R.E., LLC, a subsidiary of the Bank, was incorporated in March 2009 and 2011 Yale Avenue East, LLC, a subsidiary of Colby R.E., LLC, was incorporated in May 2010.  Both were formed to acquire, manage and sell properties taken in foreclosure (REO properties). The executive offices of the Corporation are located at 2828 Colby Avenue, Everett, Washington, 98201. The telephone number is (425) 339-5500 and the website is www.cascadebank.com. Information on the website is not part of this report

The Bank has been serving the Puget Sound region since 1916 when it was organized as a mutual savings and loan association. On September 15, 1992, the Bank completed its conversion from a federal mutual to a federal stock savings bank. In July 2001, the Bank converted from a federal stock savings bank to a Washington state commercial bank.

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

The Corporation conducts its business from its main office in Everett, Washington, and 21 other full-service offices in the greater Puget Sound region. At March 31, 2011, the Corporation had total assets of $1.5 billion, total deposits of $1.1 billion and total equity of $54.6 million.

The Bank, a full-service commercial bank, offers a wide range of products and services. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC), up to the limits specified by law.

Recent Events

Regulatory Actions and Capital Raising Efforts

The Corporation and the Bank are subject to pending regulatory actions, including an FDIC Order and a FRB Agreement, restricting our businesses and operations, and requiring us to raise additional capital. See “Stockholders’ Equity and Regulatory Matters.”

As of March 31, 2011, Cascade Bank required approximately $65.0 million in new capital to meet the minimum Tier 1 leverage ratio requirement of 10% under the FDIC Order. Since late 2009, CFC’s Board of Directors and management team have been reviewing alternatives to improve the bank’s capital position with the assistance of its financial advisor, Sandler O’Neill + Partners LP, a nationally recognized investment banking firm and expert in the banking industry. As part of its review, the Board considered a range of alternatives including potential capital infusions from private investors and financial institutions, strategic combinations and private equity transactions, and actively solicited offers from potential investors and acquirers.

Proposed Merger

On March 4, 2011, the Corporation announced that it had entered into an agreement and plan of reorganization with Opus Bank, a California state-chartered bank.  The terms of this agreement provide for Opus Bank to acquire the Corporation and the Bank, and for the merger of the Bank into Opus Bank. The merger agreement with Opus Bank was unanimously approved by the Boards of Directors of the Corporation, the Bank and Opus Bank

Under the terms of the merger agreement, the Corporation’s common shareholders will receive an amount in cash of approximately $0.45 per share, which values the transaction at $5.5 million.  In addition, Opus Bank has offered to purchase the $39.0 million of the Corporation’s preferred stock and the associated warrant issued to the U.S. Department of the Treasury (the Treasury) under the Capital Purchase Program for $16.25 million in cash.  The Treasury has indicated its willingness to agree to sell the Corporation’s preferred stock and warrant for such cash consideration subject to the entry into definitive documentation acceptable to the Treasury in its sole discretion.  Opus also agreed to assume our $25.8 million of obligations with respect to the trust preferred securities issued by the Corporation’s trust subsidiaries.  Consummation of the merger is subject to approval by regulatory authorities, approval by the shareholders of the Corporation at a special meeting of shareholders to be held on May 31, 2011, and certain other conditions set forth in the merger agreement. The merger is expected to close in the latter part of the second quarter of 2011.  Notwithstanding this, there are no assurances that the Corporation, the Bank and Opus Bank will be able to successfully close the proposed merger.

Financial Overview

  For the three months ended March 31, 2011, we had a net loss attributable to common stockholders of $3.3 million, or $0.27 per diluted common share, compared to $32.8 million, or $2.69 per diluted common share for the three months ended March 31, 2010.

Net interest income for the three months ended March 31, 2011 was $8.8 million, compared to $9.7 million for the three months ended March 31, 2010.  Other income was $1.8 million for the three months ended March 31, 2011, compared to $1.9 million for the three months ended March 31, 2010.  For the three months ended March 31, 2011, total other expenses increased to $10.7 million compared to $9.2 million for the three months ended March 31, 2010.  The increase was largely due to a $1.6 million increase in write-downs/losses on sales of REO.

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

We expect our loan portfolio balance to level off during the remaining quarters of 2011. However, we must still face the challenges of the current economic environment and flat loan demand, which will make it difficult for us to maintain our current loan portfolio balance as our existing credits pay down. Currently, we expect that interest rates will remain flat for the remainder of 2011. We based our 2011 projections, budgets and goals on these expectations. If these trends move differently than expected in either direction or speed, they could have a material impact on our financial condition and results of operations. The areas of our operations most directly impacted would be the net interest margin, loan and deposit growth and the provision for loan losses.

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

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Condensed Consolidated Financial Statements of this report.

Critical Accounting Policies and Estimates

The Corporation’s significant accounting policies and estimates are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts and disclosures. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

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

Management believes that the allowance for loan losses was adequate as of March 31, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

Selected Financial Data

The following table sets forth certain selected financial data concerning the Corporation for the periods indicated:

	At or For the Three Months Ended March 31,
	2011	2010
Return on average assets (1)(2)	(0.91)%	(7.74)%
Return on average stockholders’ common equity (1)(2)	(63.77)	(137.53)
Average stockholders’ equity to average assets	3.97	7.79
Other expenses to average assets (1)	2.96	2.18
Efficiency ratio	100.91	79.64

(1) Annualized (2) Excludes preferred stock.

Financial Condition

Assets

The Corporation’s total assets at March 31, 2011, remained relatively unchanged at $1.5 billion compared to December 31, 2010.

Investment Securities

Total securities, including FHLB stock, decreased by $3.8 million to $296.6 million as of March 31, 2011, compared to December 31, 2010.  Securities designated as available-for-sale decreased to $232.3 million at March 31, 2011, versus $234.6 million at December 31, 2010. Securities designated as held-to-maturity decreased to $52.4 million at March  31, 2011, from $53.9 million at December 31, 2010. The securities in both portfolios consist of notes issued by Government Sponsored Enterprises (i.e. Federal Home Loan Bank (FHLB), Fannie Mae (FNMA), Freddie Mac (FHLMC) or mortgage-backed securities issued by FNMA, FHLMC, or Ginnie Mae). There were no investment securities that were backed by subprime loans and all investments received the highest credit rating from at least one of the major rating agencies.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities at the dates indicated:

	March 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$68,928	$11	$(3,247)	$65,692
Agency notes & bonds	116,633	-	(6,282)	110,351
US treasury notes	56,316	43	(125)	56,234
Total	$241,877	$54	$(9,654)	$232,277

Securities held-to-maturity
Mortgage-backed securities	$23,644	$601	$(440)	$23,805
Agency notes & bonds	28,000	-	(1,522)	26,478
Other	775	-	-	775
Total	$52,419	$601	$(1,962)	$51,058

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$70,270	$10	$(3,077)	$67,203
Agency notes & bonds	116,632	-	(5,513)	111,119
US treasury notes	56,346	-	(62)	56,284
Total	$243,248	$10	$(8,652)	$234,606
Securities held-to-maturity
Mortgage-backed securities	$25,137	$755	$(383)	$25,509
Agency notes & bonds	28,000	-	(1,216)	26,784
Other	775	-	-	775
Total	$53,912	$755	$(1,599)	$53,068

Certain securities at March 31, 2011 shown above currently have fair values less than amortized cost, and therefore, contain unrealized losses. Available-for-sale securities had unrealized losses of $9.7 million and held-to-maturity securities had unrealized losses of $2.0 million. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates and/or the widening of market spreads subsequent to the initial purchase of the securities or to disruptions to credit markets. Since all these securities are rated AAA, this temporary impairment is not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The Corporation does not intend to sell the securities nor does it anticipate being required to sell these securities.

  Federal Home Loan Bank Stock. The Bank’s investment in Federal Home Loan Bank (FHLB) of Seattle stock is carried at par value ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to FHLB member institutions and can only be purchased and redeemed at par. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock, based on specified percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB. At March 31, 2011, the Bank had 119,203 shares of FHLB stock.

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

Based upon an analysis by Standard and Poors regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), the FHLB System can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB System. The Bank has determined there is no impairment of the FHLB stock investment as of March 31, 2011.

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

Loans

The following summary reflects the Bank’s loan portfolio as of the dates indicated:

(Dollars in thousands) Loans	March 31, 2011	% of Portfolio	December 31, 2010	% of Portfolio
Business	$392,233	40.0%	$400,047	40.1%
R/E construction(1)
Spec construction	23,033	2.4	25,303	2.5
Land acquisition & development/land	57,235	5.8	54,142	5.4
Commercial R/E construction	2,332	0.3	2,333	0.3
Total R/E construction	82,600	8.5	81,778	8.2
Commercial R/E	190,191	19.4	201,885	20.2
Multifamily	89,461	9.1	89,350	9.0
Home equity/consumer	29,270	3.0	29,964	3.0
Residential	196,389	20.0	194,677	19.5
Total loans	$980,144	100.0%	$997,701	100.0%
Deferred loan fees	(3,879)		(3,934)
Allowance for loan losses	(25,782)		(26,106)
Loans, net	$950,483		$967,661

(1)	Real estate construction loans are net of loans in process.

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

Residential loans held in the Bank’s portfolio are secured by single family residences. The Bank also originates longer term fixed rate residential loans, and sells many of those loans into the secondary market on a best efforts, servicing released basis. Beginning in 2009, the Bank has originated and holds loans generated under its Builder Sales Program, which offers attractive terms to qualified buyers of houses from builders financed by the Bank. As of March 31, 2011, the Bank held $86.3 million of these loans. Home equity loans are primarily second mortgages on the borrower’s primary residence. Consumer loans are non-residential (i.e. automobiles, credit cards or boats).

Total loans decreased by $17.6 million to $980.1 million from December 31, 2010 to March 31, 2011. Payments and payoffs totaled $65.0 million for the three months ended March 31, 2011 and offset $59.4 million in additional loan growth, most of which was due to advances/paydowns on existing business loans/lines as well as an increase in residential loans due to our Builder Sales program.  Total loans were further reduced by charge-offs of $3.0 million and $11.5 million in transfers to real estate owned (REO) for the three months ended March 31, 2011.

The following table presents the change in the Bank’s loan portfolio from December 31, 2010 to March 31, 2011:

(Dollars in thousands) Loans	Balance at March 31, 2011	Net (Paydowns) Additions	Reclassifi- cations	Charge- Offs (1)	Transfers To REO	Balance at December 31, 2010
Business	$392,233	$(5,975)	$(641)	$(1,169)	$(29)	$400,047
R/E construction
Spec construction	23,033	(1,254)	(402)	(614)	-	25,303
Land acquisition & development/land	57,235	3,816	22	(745)	-	54,142
Commercial R/E construction	2,332	(1)	-	-	-	2,333
Total R/E Construction	82,600	2,561	(380)	(1,359)	-	81,778
Commercial R/E	190,191	(783)	-	51	(10,962)	201,885
Multifamily	89,461	(298)	409	-	-	89,350
Home equity/consumer	29,270	50	(22)	(245)	(477)	29,964
Residential	196,389	1,382	634	(304)	-	194,677
Total loans	980,144	(3,063)	-	(3,026)	(11,468)	997,701
Deferred loan fees	(3,879)	55	-	-	-	(3,934)
Allowance for loan losses	(25,782)	(2,550)	-	2,874	-	(26,106)
Loans, net	$950,483	$(5,558)	$-	$(152)	$(11,468)	$967,661

(1)	Excludes $52 related to overdrawn checking accounts and recoveries of $204.

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

At March 31, 2011, the allowance for loan losses was $25.8 million (2.63% of total loans) compared to $26.1 million (2.62% of total loans) at December 31, 2010. The valuation reserve for off-balance sheet commitments was $50,000 at March 31, 2011 and December 31, 2010. The total allowance for loan losses, which includes the allowance for off-balance sheet commitments, was $25.8 million (2.64% of total loans) as of March 31, 2011, compared to $26.2 million (2.62% of total loans) as of December 31, 2010.

Activity in the allowance for loan losses during the year ended March 31, 2011, included a provision expense of $2.6 million and net charge-offs of $2.9 million. Charge-offs were primarily related to business and real estate construction, including land acquisition and development/land loans, which accounted for $2.5 million in charge-offs.

The following table sets forth information regarding changes in the Bank’s allowance for loan losses for the periods presented:

(Dollars in thousands)	Three Months Ended March 31,
Allowance for Loan Losses	2011	2010
Balance at beginning of period	$26,106	$25,900
Charge-Offs
Business	(1,169)	(710)
R/E construction	(1,359)	(30,198)
Commercial R/E	51	-
Home equity/consumer	(298)	(118)
Residential	(303)	(243)
Recoveries	204	82
Net charge-offs	(2,874)	(31,187)
Provision for loan losses	2,550	31,290
Balance at end of period	$25,782	$26,003

Average total loans	$986,119	$1,196,091
Nonperforming (nonaccruing) loans	35,191	96,719

Ratio of net charge-offs during the period to average total loans	0.29%	2.61%
Ratio of allowance for loan losses to average total loans	2.61	2.17
Ratio of allowance for loan losses to total loans	2.63	2.25
Coverage ratio	73.26	26.89

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

At March 31, 2011, the allowance for loan losses was 73.26% of total nonperforming loans (coverage ratio) compared to 26.89% at March 31, 2010. The increase in the coverage ratio for the current period was due to the decrease in nonperforming loans. Nonperforming loans decreased 63.6% from $96.7 million at March 31, 2010 to $35.2 million at March 31, 2011.  During the same period the allowance for loan losses decreased 0.8% from $26.1 million to $25.8 million.

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

At March 31, 2011, nonperforming loans totaled $35.2 million, compared to $48.1 million at December 31, 2010.  The level of nonperforming loans is primarily attributable to the slow down in the housing market and general economy, which significantly impacted our real estate construction portfolio and, to a lessor extent, our commercial real estate portfolio.  Of the total nonperforming loans at March 31, 2011, 31.6% relate to our real estate construction, land development and completed lot portfolios and 51.0% is related to our commercial real estate portfolio.

Loans are generally placed on nonaccrual status when they become past due over 90 days or when the collection of interest or principal is considered unlikely. Loans past due over 90 days that are not on nonaccrual status must be well secured by tangible collateral and in the process of collection. The Bank had two loans totaling $145,000 that were 90 days or more past due and still accruing interest at March 31, 2011.

The following table shows nonperforming loans versus total loans in each loan category:

(Dollars in thousands)	Balance at March 31, 2011	Nonperforming Loans (NPL)	NPL as a % of Loan Category
Business	$392,233	$2,818	0.7%
R/E Construction
Spec construction	23,033	8,502	36.9
Land acquisition & development/land	57,235	2,607	4.6
Commercial R/E construction	2,332	-	0.0
Total R/E construction	82,600	11,109	13.4
Commercial R/E	190,191	17,958	9.4
Multifamily	89,461	-	0.0
Home equity/consumer	29,270	746	2.5
Residential	196,389	2,560	1.3
Total	$980,144	$35,191	3.6%

Nonperforming loans decreased to $35.2 million at March 31, 2011, compared to $48.1 million at December 31, 2010. The decline is largely related to one nonperforming commercial real estate loan, totaling $11.0 million that transferred to REO during the quarter.

As of March 31, 2011, 13.4% of total real estate construction loans and 9.4% of commercial real estate loans were nonperforming. The other designated loan categories had no significant amounts of nonperforming loans compared to total loans outstanding in the respective categories.

Additions to nonperforming loans were $3.7 million for the quarter ended March 31, 2011, of which the largest loan categories included six business loans totaling $543,000, four land acquisition & development/land loans totaling $991,000, one commercial real estate loan totaling $600,000, and four residential loans totaling $1.1 million. Additions to nonperforming loans during the period were offset by $2.1 million in paydowns, $3.0 million in charge-offs, and $11.5 million in transfers to REO. Charge-offs were largely for real estate construction loans, which accounted for $1.4 million and business loans, which accounted for $1.2 million of the total charge-offs.

The following table shows the migration of nonperforming loans (NPLs) through the portfolio in each category as of March 31, 2011, compared to December 31, 2010:

(Dollars in thousands) Nonperforming Loans	Balance at March 31, 2011	Additions	Paydowns	Charge- Offs(1)	Transfers to REO	Balance at December 31, 2010
Business	$2,818	$543	$(874)	$(1,169)	$(29)	$4,347
R/E construction
Spec construction	8,502	70	(659)	(614)	-	9,705
Land acquisition & development/land	2,607	991	(487)	(745)	-	2,848
Total R/E construction	11,109	1,061	(1,146)	(1,359)	-	12,553
Commercial R/E	17,958	600	(83)	51	(10,962)	28,352
Home equity/consumer	746	429	(9)	(245)	(477)	1,048
Residential	2,560	1,089	(23)	(304)	-	1,798
Total nonperforming loans	$35,191	$3,722	$(2,135)	$(3,026)	$(11,468)	$48,098

(1)	Excludes $52 related to overdrawn checking accounts and recoveries of $204.

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

  When loans are identified as impaired they are typically transferred to the Bank’s Special Assets department. When the Bank identifies a loan as impaired, it measures the loan for potential impairment using discounted cash flows, except when the loan is collateral dependent. In these cases, the Bank uses the current fair value of collateral, less selling costs. The current fair value of collateral is generally determined through obtaining external appraisals. External appraisals are updated on a periodic basis as determined by the Chief Credit Officer. The Bank obtains appraisals from a pre-approved list of independent, third party, local appraisal firms. Larger appraisals are reviewed by the Bank’s Chief Appraiser, or a qualified third party reviewer to ensure the quality of the appraisal and the expertise and independence of the appraiser.  Appraisals on lower valued properties are reviewed by a Bank underwriter. Although an external appraisal is the primary source used to value collateral dependent loans, the Bank may also utilize values obtained through executed purchase and sale agreements, negotiated short sales, broker price opinions, historical sales activity, or internal evaluations. These alternative sources of value are used for interim periods between appraisals and only if deemed to be more representative of current value. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, the Bank does not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

At March 31, 2011, the recorded investment in loans classified as impaired totaled $123.9 million. Included in this total are $33.9 million in impaired loans with a corresponding specific reserve (included in the allowance for loan losses) of $6.6 million. The remaining $90.0 million in impaired loans are considered collateral dependent and have been written-down to their estimated net realizable value. At December 31, 2010, the total recorded investment in impaired loans was $144.0 million, including $40.0 million with a corresponding specific reserve of $5.8 million.

Impaired loans include $100.6 million and $94.2 million in loans that have been designated as troubled debt restructured (TDR) loans at March 31, 2011 and December 31, 2010, respectively. Of the total TDR loans, $69.0 million and $63.8 million are performing as agreed under the restructured notes at March 31, 2011 and December 31, 2010, respectively.

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

The following table shows TDR loans outstanding as of the date indicated:

(Dollars in thousands)	March 31,	December 31,
Troubled Debt Restructured Loans	2011	2010
Business	$22,493	$19,614
R/E construction
Spec construction	13,573	14,329
Land acquisition and development/land	14,009	16,044
Total R/E construction	27,582	30,373
Commercial R/E	37,484	32,238
Multifamily	8,610	8,619
Home equity/consumer	294	244
Residential	4,111	3,084
Total	$100,574	$94,172

Real Estate Owned (REO)

REO consists of property acquired by the Bank through foreclosure and is carried at the lower of the estimated fair value less expected selling costs, or the principal balance of the foreclosed loans.  The costs related to repair or refurbish the property for sale are generally capitalized while routine maintenance and other costs are generally expensed. Any gains or shortfalls from the sale of REO are included in other income or other expense.  REO totaled $32.3 million at March 31, 2011, compared to $34.4 million at December 31, 2010. REO, as of March 31, 2011, consisted of $363,000 in residential construction, $13.3 million in land acquisition and development/land, $15.5 million in commercial real estate, $1.4 million in multifamily, and $1.7 million in completed single-family residences.

Transfers to REO were $11.5 million for the quarter ended March 31, 2011, including one commercial real estate loan totaling $11.0 million. This loan accounted for approximately 95.6% of the additions that occurred during the period.  Capitalized costs for the quarter ended March 31, 2011 were $487,000. Additions and capitalized costs for REO during the period were more than offset by $11.8 million in paydowns/sales and $2.3 million in write-downs/losses.

The following table presents the activity related to REO for the three months ended March 31, 2011:

(Dollars in thousands) REO	Balance at March 31, 2011	Transfers to REO	Capitalized Costs	Paydowns/ Sales	Write- downs/ Losses	Balance at December 31, 2010
R/E construction
Residential construction	$363	$-	$124	$-	$-	$239
Land acquisition & development/land	13,262	29	144	(9,401)	(1,216)	23,706
Total R/E construction	13,625	29	268	(9,401)	(1,216)	23,945
Commercial R/E	15,521	10,962	165	(55)	(525)	4,974
Multifamily	1,438	-	18	(182)	(116)	1,718
Residential	1,727	477	36	(2,146)	(415)	3,775
Total	$32,311	$11,468	$487	$(11,784)	$(2,272)	$34,412

Nonperforming Assets

The following table presents information with respect to the Bank’s nonperforming assets at the dates indicated:

(Dollars in thousands) Nonperforming assets	March 31, 2011	December 31, 2010
Business	$2,818	$4,347
R/E construction
Spec construction	8,502	9,705
Land acquisition & development/land	2,607	2,848
Total R/E construction	11,109	12,553
Commercial R/E	17,958	28,352
Home equity/consumer	746	1,048
Residential	2,560	1,798
Total nonperforming loans	35,191	48,098
REO	32,311	34,412
Total nonperforming assets	$67,502	$82,510

Total nonperforming loans to total loans	3.59%	4.82%
Total nonperforming loans to total assets	2.41	3.21
Total nonperforming assets to total assets	4.63	5.51

At March 31, 2011, nonperforming assets consisting of nonperforming (nonaccruing) loans and REO, totaled $67.5 million or 4.63% of total assets. Nonperforming assets totaled $82.5 million or 5.51% of total assets at December 31, 2010.

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

Deposits

Total deposits decreased by $38.5 million to $1.07 billion at March 31, 2011, compared to December 31, 2010. Included in total deposits at March 31, 2011, were $910.0 million in retail deposits, $33.2 million in public deposits, $66.9 million in brokered deposits and $59.0 million in internet-based deposits.

Total demand deposit account balances decreased $381,000 to $337.2 million at March 31, 2011, compared to $337.6 million at December 31, 2010. Savings and MMDA increased $5.1 million to $182.0 million at March 31, 2011, compared to $176.9 million at December 31, 2010. CDs decreased $43.1 million to $549.9 million at March 31, 2011, compared to $593.0 million at December 31, 2010, mostly due to planned runoff of brokered CDs. The market for deposits has remained very competitive. It remains a key objective of the Bank to increase its demand deposit account balances and other low rate accounts.

The following table sets forth the balances for each major category of deposits at March 31, 2011 and December 31, 2010:

(Dollars in thousands) Deposits by Type	March 31, 2011	December 31, 2010
Noninterest-bearing demand deposits	$112,352	$110,042
Interest-bearing demand deposits	224,833	227,524
Money market deposits	169,763	164,944
Savings deposits	12,217	12,001
Certificates of deposit	549,922	593,043
Total	$1,069,087	$1,107,554

FHLB Advances

The Bank uses FHLB advances to provide intermediate and longer term funding. The Bank had $159.0 million in FHLB advances totaling $159.0 million at March 31, 2011 and December 31, 2010.  During 2010, the Bank transitioned from a blanket pledge collateral agreement with the FHLB of Seattle to a custodial agreement.  Under the terms of this agreement, the Bank's future borrowings from the FHLB of Seattle currently are limited to overnight cash management advances (CMA), or short term advances with maturities of 90 days or less.

Securities Sold Under Agreements to Repurchase

The Bank also uses repurchase agreements for funding needs. The Bank had repurchase agreements outstanding totaling $145.0 million at March 31, 2011 and December 31, 2010. Interest rates paid on the repurchase agreements ranged from 4.6% to 7.0 % at March 31, 2011. The repurchase agreements consist of a series of transactions with maturity dates ranging from 2017 to 2022. The agreements have provisions that allow the lenders to periodically terminate the agreements. Termination dates typically occur once each quarter; however, a portion of the agreements may not be terminated prior to December 2012, provided the Bank offers the lender additional securities in November and December 2011. Repurchase agreements with this lender totaling $25.0 million and $50.0 million could be terminated in December 2012 and November 2013, respectively.  The termination fee related to these agreements cannot be estimated. Other repurchase agreements totaling $50.0 million have provisions allowing the repurchase agreements to be terminated quarterly (in January, April, July and October) upon providing 2 days notice. While the Bank has received no indication that these repurchase agreements will be terminated prior to maturity, and the transactions are well secured by securities pledged to the counterparty, management believes that the likelihood of termination of the agreements is reasonably possible. If these repurchase agreements had been terminated as of March 31, 2011, the termination fee would have been approximately $12.5 million.

Junior Subordinated Debentures

In March 2000, the Corporation issued $10.3 million of 11.0% junior subordinated debentures. In turn, Cascade Capital Trust I, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. These junior subordinated debentures have a fixed rate of 11.0% and mature on March 1, 2030, but were callable at a premium beginning on March 1, 2010. At March 31, 2011, the premium was 4.95%. The Corporation applies fair value accounting to the junior subordinated debentures issued by Cascade Capital Trust I.  The change in fair market value of the junior subordinated debentures is recorded as a component of other income. The fair value remained unchanged at $1.5 million at March 31, 2011, compared to December 31, 2010.  In December 2004, the Corporation issued an additional $5.2 million in junior subordinated debentures. In turn, Cascade Capital Trust II, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. These debentures had a fixed rate of 5.82% for the first five years and as of January 7, 2010, float at the three-month LIBOR plus 1.90% for the remaining twenty-five years. The rate payable on these debentures as of March 31, 2011 was 2.20%. The debentures are callable by the Corporation at par after the first five years. On March 30, 2006, the Corporation issued an additional $10.3 million in junior subordinated debentures. In turn, Cascade Capital Trust III, a wholly owned business trust whose common equity is 100% owned by the Corporation, issued trust preferred securities underlying the debentures. These debentures have an initial rate of 6.65% set for five years and convert to the three-month LIBOR plus 1.40%, as of June 15, 2011, for the remaining twenty-five years. The debentures are callable at par after the first five years. Subject to certain restrictions, the Corporation’s junior subordinated debentures are considered Tier 1 capital by financial institution regulators. All three trusts exist for the exclusive purpose of issuing the trust preferred securities underlying the junior subordinated debentures issued by the Corporation, and engaging in only those other activities necessary, advisable or incidental to the above.

During the fourth quarter of 2009, FDIC restrictions prohibited dividend payments from the Bank to the holding company, which in turn led the Corporation to defer the payment of interest on the trust preferred securities. Under the terms of each instrument, deferral of payments is permitted without triggering an event of default. Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument. In addition, during any deferral period, interest on the trust preferred securities is compounded from the date such interest would have been payable. The balance of deferred interest was $3.1 million as of March 31, 2011.

Derivatives and Hedging

In the fourth quarter of 2010, the Bank entered into derivative contracts to add stability to interest income and to manage its exposure to changes in interest rates. The Bank sought to minimize the volatility that changes in interest rates have on its variable-rate debt by entering into interest rate cap agreements.  The Bank purchased a series of interest rate caps from two different major financial institutions based on their credit rating and other factors. Both counterparties provide cash collateral to the Bank on the majority of the fair value of the cap to significantly mitigate credit risk of these transactions.  The Bank purchased interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate, which is tied to three month LIBOR.  The interest rate caps have an aggregate notional amount of $159.0 million, strike rates of 1.29% and a maturity date of October 20, 2015. The Bank formally documented the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before initiating the hedge. The caps were used to hedge the variable cash flows associated with variable rate FHLB advances that reprice based upon three month LIBOR on the same day that the rate caps reprice. The fair value of our interest rate caps, is based on derivative valuation models using market data inputs as of the valuation date that can generally be verified and do not typically involve significant management judgments. (Level 2 inputs). The valuation is performed on each reporting date to determine if the hedge was effective over the reporting period, using the hypothetical derivative method, by comparing the actual changes in the hedged item to a “perfectly effective” hypothetical interest rate cap.

If the ratio of the change in fair value of the actual cap to the change in fair value of the hypothetical cap falls between the effectiveness parameters the hedge will be considered to have been effective. The March 31, 2011 valuations showed the hedge to be “perfectly effective” and resulted in a mark-to-market gain on the interest rate caps totaling $3.8 million, which is included in accumulated other comprehensive loss.  As of January 1, 2011, the Bank began amortizing the cost of the interest rate caps.  The expense is reclassified into earnings. As of March 31, 2011, approximately $1,000 had been expensed.

The following table presents the notional value, strike rate, fair value and collateral held for derivative instruments accounted for as a cash flow hedge at March 31, 2011:

(Dollars in thousands) Derivatives	March 31, 2011	December 31, 2010
Notional Value	$159,000	$159,000
Strike Rate	1.29%	1.29%
Fair Value	$9,042	$8,732
Cash Collateral	7,790	7,620

Income Taxes

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

Stockholders’ Equity and Regulatory Matters

Total stockholders’ equity decreased $3.8 million from $58.5 million at December 31, 2010, to $54.6 million at March 31, 2011. The decrease in equity was largely due to the net loss for the period. The loss was primarily due to the $2.3 million in REO write-downs/losses for the three months ended March 31, 2011.

In 2008, the Board of Directors of Cascade Financial Corporation chose to participate in the U.S. Treasury's voluntary Capital Purchase Program.  On November 21, 2008, the Corporation completed its $39.0 million capital raise as a participant in the U.S. Treasury Department’s Capital Purchase Program. Under the terms of the transaction, the Corporation issued 38,970 shares of Series A Fixed-Rate Cumulative Perpetual Preferred Stock, and a warrant to purchase 863,442 shares of the Corporation’s common stock at an exercise price of $6.77 per share. During the fourth quarter of 2009, FDIC restrictions prohibited dividend payments from the Bank to the holding company, which in turn led the Corporation to defer the payment of dividends on the preferred stock. Under the terms of the preferred stock, deferral of payment is permitted without triggering an event of default. Generally, during any deferral period, the Corporation is prohibited from paying any dividends or distributions on, and may not redeem, purchase or acquire, or make a liquidation payment with respect to the Corporation’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with, or junior to, the specific instrument. In addition, during any deferral period, dividends on the preferred stock are compounded from the date such dividends would have been payable. The balance of deferred dividends was $3.3 million as of March 31, 2011.

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

As a condition for participating in the Capital Purchase Program, the Corporation accepted limitations on executive compensation and benefits. These limitations include restrictions on bonuses and incentive compensation to senior executive officers, a prohibition on making golden parachute payments to senior executive officers, and requiring clawback of any bonus or incentive compensation paid to a senior executive officer or one of the next twenty most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate.

The Corporation is committed to managing capital for maximum stockholder benefit and maintaining protection for depositors and creditors. The Corporation manages various capital levels at both the holding company and subsidiary bank level to attempt to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors. The Corporation had a risk-based capital ratio of 9.83% and a Tier 1 capital ratio of 5.46% at March 31, 2011. The Bank had a risk-based capital ratio of 9.56% and a Tier 1 capital ratio of 5.61% at March 31, 2011.

The Corporation had paid its stockholders a cash dividend on a quarterly basis since 2002. In June 2009, the Corporation suspended its regular quarterly cash dividend on common stock to preserve capital.

Accumulated other comprehensive loss increased to $5.8 million at March 31, 2011, compared to a $5.1 million deficit at December 31, 2010.

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

Based on our most recent examination, the FRB staff recently advised us that in its opinion, the Corporation has not complied with all of the requirements of the FRB Agreement. The FRB found that we were not in compliance with the requirement to serve as a source of strength for the Bank, as a result of our failure to raise additional capital to support the Bank’s higher risk profile as a result of the levels of non-performing loans and OREO, continuing losses and declining capital levels. The FRB also criticized the capital plan we submitted on January 4, 2011, which called for raising approximately $90.0 million in additional capital, for failing to address the adequacy of the Bank’s capital, taking into account the level of adversely classified loans, the results of loan portfolio stress tests, the Bank’s risk profile, the adequacy of the allowance for loan losses, current and projected asset growth, and projected earnings, as required in the FRB Agreement. Finally, the FRB staff cited the Corporation’s failure to correct an alleged violation of Regulation W of the Federal Reserve Board of Governors, under Sections 23A and 23B of the Federal Reserve Act, related to a $430,000 loan by the Bank to the Corporation. The FRB observed that the outstanding debt owed to the Bank remains unpaid and uncollateralized, and that the Corporation would be unable to correct the violation until additional capital is raised to reimburse the Bank.

The Board of Directors is committed to taking all actions necessary to meet each of the requirements of the FRB Agreement and the FDIC Order. The Board of Directors is working diligently to comply with the requirement to raise capital, and on March 4, 2011, the Corporation announced that the Corporation, the Bank and Opus Bank entered into a definitive agreement, providing for Opus Bank to acquire the Corporation and the Bank, and for the merger of the Bank into Opus Bank. See “Proposed Merger” below.

Proposed Merger

On March 4, 2011, the Corporation announced that the Corporation, the Bank and Opus Bank entered into a definitive agreement, providing for Opus Bank to acquire the Corporation and the Bank, and for the merger of the Bank into Opus Bank.  See “Recent Events – Proposed Merger”. The parties expect to close the transaction in the latter part of the second quarter of 2011.  Notwithstanding this, there are no assurances that the Corporation and the Bank will be able to successfully close the proposed merger.

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

The Bank has not incurred any losses on its commitments for the three months ended March 31, 2011 or 2010.

At March 31, 2011 and December 31, 2010, the following financial instruments with off-balance sheet risk were outstanding:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commitments to grant loans	$2,015	$2,100
Unfunded commitments under lines of credit/loans in process	82,544	81,868
Standby letters of credit and financial guarantees written	1,626	1,576
Unused commitments on bankcards	13,500	13,472
Total	$99,685	$99,016

Contractual Obligations and Commitments

The following table sets forth the Corporation’s long-term contractual obligations as of March 31, 2011:

	Payments Due Per Period
(Dollars in thousands)	<1 Year	1-3 Years	4-5 Years	>5 years	Total
Certificates of deposit	$464,312	$64,817	$20,793	$-	$549,922
FHLB advances	-	-	10,000	149,000	159,000
Securities sold under agreements to repurchase	-	-	-	145,000	145,000
Operating leases	918	1,853	1,479	7,470	11,720
Junior subordinated debentures	-	-	-	25,000	25,000
Total	$465,230	$66,670	$32,272	$326,470	$890,642

Significant Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within the Bank’s loan portfolio, thereby exposing the Bank to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments. At March 31, 2011, the Bank’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $847.5 million or 86.5% of the Bank’s total loan portfolio. Real estate construction, including land acquisition and development/land, commercial real estate, multifamily, home equity and residential loans are included in the total loans secured by real estate for purposes of this calculation.  There has been deterioration in the real estate market over the last three years, which has led to a significant increase in nonperforming loans and the allowance for loan losses.

At March 31, 2011, the Bank’s most significant investment concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. The Bank’s exposure, which results from positions in securities issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $293.4 million, or almost 100% of the Bank’s total investment portfolio (including FHLB stock) at March 31, 2011.

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

Our actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

(Dollars in thousands)	Cascade Financial Corporation (Consolidated)		Cascade Bank
	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total risk-based	$97,841	9.83%	$95,160	9.56%
Tier 1 risk-based	80,379	8.08	82,551	8.29
Tier 1 leverage	80,379	5.46	82,551	5.61

As of December 31, 2010
Total risk-based	$101,209	9.98%	$97,456	9.60%
Tier 1 risk-based	84,556	8.34	84,600	8.33
Tier 1 leverage	84,556	5.55	84,600	5.56

The minimum amounts of capital and ratios as established by banking regulators are as follows:

(Dollars in thousands)	Cascade Financial Corporation (Consolidated)		Cascade Bank
	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total risk-based	$79,592	8.00%	$79,639	8.00%
Tier 1 risk-based	39,796	4.00	39,820	4.00
Tier 1 leverage	58,893	4.00	58,864	4.00

As of December 31, 2010
Total risk-based	$81,149	8.00%	$81,213	8.00%
Tier 1 risk-based	40,574	4.00	40,606	4.00
Tier 1 leverage	60,958	4.00	60,902	4.00

We are subject to capital adequacy guidelines of the FDIC at the bank level that are substantially similar to the FRB guidelines. Although current regulatory guidelines state that a financial institution must have a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0%, and a Tier 1 leverage ratio of 5.0% to be considered “well-capitalized” in accordance with the regulations, the primary regulator has the ability to impose higher ratios on financial institutions. These higher standards are imposed if the regulator believes that the risk profile of the institution is higher than they consider appropriate. Under the FDIC Order imposed on the Bank by the FDIC on July 21, 2010, Cascade Bank was required to achieve by November 18, 2010, and maintain on an ongoing basis, a Tier 1 leverage ratio of 10% and a total risk-based capital ratio of 12%. As of March 31, 2011, the Bank did not satisfy this regulatory requirement, as it had a Tier 1 leverage ratio of 5.61% and a total risk-based capital ratio of 9.56%.  The Bank needed $64.6 million of additional capital to meet this requirement.

Because of recent losses experienced by the Corporation and the Bank’s requirement for additional capital to meet these higher ratios, there is a need for the Corporation to raise additional capital. Since hiring a highly qualified investment firm in December of 2009, the Board and management have investigated various alternatives to raise capital. As a result of those efforts, on March 4, 2011, the Corporation announced that it has agreed to be acquired by Opus Bank. Opus Bank is a California-chartered bank with its executive offices located in Irvine, California. The terms of the merger agreement provide for Opus Bank to acquire the Corporation and the Bank, and for the merger of the Bank into Opus Bank. Under the terms of the merger agreement, our common shareholders will receive $5.5 million cash, or approximately $0.45 per share. In addition, Opus Bank has offered to purchase $39.0 million of the Corporation’s preferred stock and the associated warrant issued to the Treasury under the Capital Purchase Program for $16.25 million in cash. Consummation of the merger is subject to approval by regulatory authorities, approval by our shareholders at a special shareholders meeting to be held on May 31, 2011, and certain other conditions set forth in the agreement. The merger is expected to close in the latter part of the second quarter of 2011. Notwithstanding this, there are no assurances that the Corporation, the Bank and Opus Bank will be able to successfully close the proposed merger.

Results of Operations

Net Loss

Cascade Financial Corporation had a net loss of $2.6 million for the three months ended March 31, 2011, compared to $32.1 million for the three months ended March 31, 2010. After adjustments for preferred stock dividends and accretion of the issuance discount on preferred stock issued to the U.S. Treasury, net loss attributable to common stockholders for the three months ended March 31, 2011, was $3.3 million as compared to $32.8 million for the three months ended March 31, 2010. Net interest income decreased $863,000 million to $8.8 million during the three months ended March 31, 2011, primarily due to a decline in the loan portfolio. Other income decreased $93,000 to $1.8 million compared to $1.9 million for the three months ended March 31, 2010.

Return on Average Common Stockholders’ Equity

Return on average common stockholders’ equity (average stockholders’ equity excluding preferred stock) was (63.77)% for the three months ended March 31, 2011, compared to (137.53)% for the three months ended March 31, 2010.

Net Interest Income

The largest component of the Corporation’s earnings is net interest income. Net interest income is the difference between interest income earned on interest-earning assets (primarily loans, interest-earning deposits with banks, and investment securities) and the interest expense associated with interest-bearing liabilities (deposits and borrowings). Interest earned and interest paid is affected by general economic conditions, including the demand for loans, cost of deposits, market rates of interest and government policies. The Corporation’s operations may be sensitive to changes in interest rates and the resulting impact on net interest income.

Net interest income for the three months ended March 31, 2011, decreased by 8.9%, or $863,000, to $8.8 million from $9.7 million for the three months ended March 31, 2010. The decrease was primarily due to a decline in the loan portfolio.

Average earning assets were $1.3 billion and $1.5 billion for the three months ended March 31, 2011, and March 31, 2010, respectively.

Net interest margin is net interest income expressed as a percent of average earning assets. The net interest margin for the three months ended March 31, 2011, was 2.66%, compared to 2.60% for the three months ended March 31, 2010. For the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, the yield on earning assets decreased 43 basis points to 4.70% and the cost of interest-bearing liabilities decreased 46 basis points to 2.14%.

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or cost by category:

	Three Months Ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividend	Yield/ Cost	Average Balance	Interest and Dividend	Yield/ Cost
Assets
Interest-earning assets
Residential loans	$192,942	$2,300	4.84%	$182,554	$2,208	4.91%
Multifamily loans	89,243	1,292	5.87	85,580	1,373	6.51
Commercial R/E loans	174,056	2,597	6.05	170,759	2,653	6.30
R/E construction loans	69,678	964	5.61	166,108	2,020	4.93
Home equity/consumer loans	28,793	454	6.40	31,197	523	6.79
Business loans	394,855	6,311	6.48	452,668	7,389	6.62
Total loans (1)	949,567	13,918	5.94	1,088,866	16,166	6.02
Securities available-for-sale	233,513	1,210	2.10	243,443	2,472	4.12
Securities held-to-maturity	53,188	419	3.20	39,256	417	4.31
Interest-earning deposits in other institutions	109,616	65	0.24	140,481	76	0.22
Total securities and interest-earning deposits	396,317	1,694	1.73	423,180	2,965	2.84
Total interest-earning assets	1,345,884	15,612	4.70	1,512,046	19,131	5.13
Noninterest-earning assets
Premises and equipment, net	13,205			14,341
REO	40,848			18,468
Nonperforming loans	36,551			107,225
Other noninterest-earning assets	36,026			63,444
Total assets	$1,472,514			$1,715,524

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Savings accounts	$12,203	$7	0.25%	$9,722	$6	0.25%
Checking accounts	224,569	360	0.65	368,858	1,246	1.37
Money market accounts	167,024	313	0.76	121,818	269	0.90
Certificates of deposit	564,082	2,171	1.56	566,374	2,730	1.95
Total interest-bearing deposits	967,878	2,851	1.19	1,066,772	4,251	1.57
Other interest-bearing liabilities
FHLB advances	159,000	1,273	3.25	239,000	2,565	4.35
Securities sold under agreements to repurchase	145,000	2,127	5.95	145,603	2,131	5.94
Junior subordinated debentures	16,965	537	12.85	18,806	495	10.68
Other borrowings	-	-	-	2,888	2	0.25
Total interest-bearing liabilities	1,288,843	6,788	2.14	1,473,069	9,444	2.60
Other liabilities	125,232			108,803
Total liabilities	1,414,075			1,581,872
Stockholders’ equity	58,439			133,652
Total liabilities and stockholders’ equity	$1,472,514			$1,715,524
Net interest income (2)		$8,824			$9,687
Interest rate spread (3)			2.56%			2.53%
Net interest margin (4)		2.66%			2.60%
Average interest-earning assets to average interest-bearing liabilities	104.43%			102.65%

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

(Dollars in thousands)	Three Months Ended March 31, 2011 Compared to March 31, 2010 Increase (Decrease) Due to
Interest-earning assets	Rate	Volume	Mix	Net
Residential loans	$(32)	$127	$(3)	$92
Multifamily loans	(137)	60	(5)	(82)
Commercial R/E loans	(106)	52	(1)	(55)
R/E construction loans	281	(1,190)	(148)	(1,057)
Home equity/consumer loans	(31)	(41)	4	(68)
Business loans	(156)	(957)	35	(1,078)
Total loans	(181)	(1,949)	(118)	(2,248)
Securities available-for-sale	(1,228)	(102)	68	(1,262)
Securities held-to-maturity	(109)	150	(39)	2
Interest-earning deposits in other institutions	7	(17)	(1)	(11)
Total securities and interest-earning deposits	(1,330)	31	28	(1,271)
Total net change in income on interest-earning assets	$(1,511)	$(1,918)	$(90)	$(3,519)

Interest-bearing liabilities
Savings accounts	$-	$(2)	$-	$(2)
Checking accounts	664	495	(272)	887
Money market accounts	41	(101)	16	(44)
Certificates of deposit	558	11	(10)	559
Total deposits	1,263	403	(266)	1,400
FHLB advances	660	871	(239)	1,292
Securities sold under agreements to repurchase	(4)	8	-	4
Junior subordinated debentures	(102)	49	11	(42)
Other borrowings	-	2	-	2
Total net change in expenses on interest-bearing liabilities	1,817	1,333	(494)	2,656
Net change in net interest income	$306	$(585)	$(584)	$(863)

Provision for Loan Losses

The provision for loan losses totaled $2.6 million for the three months ended March 31, 2011, compared to $31.3 million for the three months ended March 31, 2010.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses.  Additional discussion on the allowance for loan losses is provided under the heading “Allowance for Loan Losses”.

Other Income

Other income is derived from sources other than interest and fees on earning assets. The Corporation’s primary sources of other income are service charge fees on deposit accounts, other service fees, accretion of cash surrender value of bank owned life insurance (BOLI) and rental income. Other income for the three months ended March 31, 2011, was $1.8 million, compared to $1.9 million for the three months ended March 31, 2010.

Other Expenses

Other expense includes expenses associated with compensation and employee benefits, occupancy and equipment, FDIC insurance premiums, REO (including write-downs and losses), FHLB prepayment penalties and other operations.

Other expenses increased by $1.5 million to $10.7 million for the three months ended March 31, 2011, from $9.2 million for the three months ended March 31, 2010.

Compensation and employee benefits decreased $269,000 to $3.4 million for the quarter ended March 31, 2011, compared to $3.7 million for the quarter ended March 31, 2010. Within this category, employee salary expense was down $203,000, or 6.6%, and director’s compensation expense was down $15,000, or 11.4%.  The reduction in employee salary expense was related to an 8.0% reduction in the number of total employees during the past 12 months.

REO expenses, write-downs and losses on sales of REO increased $1.6 million to $2.6 million for the quarter ended March 31, 2011, compared to $994,000 for the same quarter in 2010.  Contract services increased $329,000 to $529,000 for the quarter ended March 31, 2011, compared to $200,000 for the quarter ended March 31, 2010.  This category included costs related directly to capital raising activities, which totaled $325,000 for the quarter ended March 31, 2011, compared to $75,000 for the same quarter in 2010.  All other expenses increased $150,000 to $4.2 million for the quarter ended March 31, 2011, compared to $4.4 million for the quarter ended March 31, 2010.

Efficiency Ratio

A standard measurement used to calculate the overhead costs of financial institutions is the efficiency ratio. The efficiency ratio is calculated by dividing other expense by total revenue, which generally indicates how much an institution spends to generate a dollar of revenue. The lower the efficiency ratio, the more efficient the institution. Management continues to look for ways to improve the efficiency ratio by increasing net interest income and other income while diligently controlling costs and maintaining high standards of service. For the three months ended March 31, 2011 and 2010, the Corporation’s efficiency ratio was 100.91% and 79.64%, respectively. Increased expenses for write-downs/losses on sales of REO added to the increased ratio for the three months ended March 31, 2011.

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

At March 31, 2011, the Bank’s balance sheet was in a “liability-sensitive” position in the less than one-year period, as the repricing characteristics were such that an increase in market rates would have a negative effect on net interest income and fair value of equity.

To limit its interest rate risk, the Bank has sought to emphasize its loan mix towards short-term adjustable loans with rate floors. In addition, the Bank sells many of its 15 and 30 year fixed rate residential loans, except those loans generated under its Builder Sales program. The table below summarizes the Bank’s loan portfolio by rate type at March 31, 2011.

Type	% of Portfolio
Variable	12%
Adjustable	47%
Fixed	41%
100%

The Bank extends the maturity of its liabilities by offering long-term deposit products to customers and by obtaining longer-term other wholesale borrowings.  As of March 31, 2011, the FHLB advances portfolio of $159.0 million in long-term advances had original maturities greater than one year. This portfolio consists entirely of adjustable rate advances based on the 3-month LIBOR, which reprice quarterly. The Bank has purchased a series of interest rate caps totaling $159.0 million in notional amount to manage interest rate risk on these FHLB advances. The caps are designed to protect net interest margin and stockholders’ equity from potential future rising interest rates.

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

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment.  At March 31, 2011, cash, interest-earning deposits and unpledged securities, as a percentage of total assets, totaled 12.7%.

In an effort to increase on-balance sheet liquidity, we have been focused on restructuring our balance sheet, and in particular, reducing the loan portfolio and increasing retail deposits.  As a result, we have maintained a high level of extremely liquid interest-earning balances totaling $108.8 million at March 31, 2011. Year-over-year, total loans decreased $175.8 million, or 15.2%. Retail deposits increased $51.9 million or 6.1% year-over-year.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $3.0 million for the quarter ended March 31, 2011.  The primary sources of cash provided by operating activities were the provision for loan losses of $2.6 million and REO write-downs of $2.0 million.  Net cash of $17.1 million provided by investing activities consisted primarily of $3.2 million from the net reduction of loans and $11.8 million from proceeds on the sale of other real estate owned.  The $38.2 million of cash used in financing activities primarily consisted of the $38.5 million decrease in deposits.

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

To meet the Bank’s immediate liquidity needs, it maintains readily available funds in deposit accounts at the FHLB and the FRB. In addition, the Bank invests excess funds in short-term, highly liquid securities that can later be used as collateral for borrowing or sold as needed. At March 31, 2011, the Bank’s combined deposit balances at FHLB and FRB were $108.8 million, compared with $127.5 million at December 31, 2010. Unpledged investments totaled $71.6 million at March 31, 2011, compared with $57.9 million at December 31, 2010.

In addition to meeting the Bank’s funding needs using liquid assets, it has borrowed from the FHLB, the FRB, and through the use of wholesale repurchase agreements. At March 31, 2011, the Bank had $159.0 million in FHLB borrowings, plus a $40.0 million Letter of Credit that is being used to secure public funds. Based upon collateral pledged, at March 31, 2011, the Bank had adequate collateral at the FHLB. The Bank has also used reverse repurchase agreements (securities sold under agreements to repurchase) as a source of funding. These agreements require the market value of investments sold under agreements to repurchase to exceed the Corporation’s repurchase obligations. At March 31, 2011, the Bank had $145.0 million in reverse repurchase agreements outstanding. The agreements have provisions that allow the lenders to periodically terminate the agreements. Termination dates typically occur once each quarter, however, a portion of the agreements may not be terminated prior to December 2012, provided the Bank offers the lender additional securities in November and December 2011. The Bank has pledged $210.9 million in securities to secure the repurchase agreements. Termination of the repurchase agreements would have little or no effect on the Bank’s liquidity because the termination would free up the $210.9 million collateral that the Bank has pledged against these borrowings.

The Corporation’s ability to service its debts and pay its obligations is generally dependent upon the availability of dividends from the Bank.  The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations.  The Bank is currently prohibited by regulatory order from paying any dividends to the Corporation without prior regulatory approval.  As a result, the Corporation began deferring the payment of interest on the trust preferred securities and dividends on the preferred stock. The balance of deferred interest on the trust preferred securities was $3.1 million and the balance of deferred dividends on the preferred stock was $3.3 million as of March 31, 2011.

As a result of capital deficiencies, the Corporation and Bank have entered into the FDIC Order and FRB Agreement whereby the Bank must increase its capital ratios.  See the section entitled “Stockholders’ Equity and Regulatory Matters” for additional details.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the Registrant's senior management as of March 31, 2011. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as then in effect were effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

In the quarter ended March 31, 2011, the Registrant did not make any significant changes in, nor take any corrective actions regarding its internal controls, or other factors that have materially affected or are reasonably likely to materially affect these controls.

PART II –– OTHER INFORMATION

Item 1: Legal Proceedings

We are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults, and other issues incident to its business. As of March 31, 2011, Cascade Bank had commenced collection proceedings on approximately 8 real estate loans, and there may be additional lawsuits or claims arising out of or related to the impaired loans.

We are unable to predict the outcome of these matters. Our cash expenditures, including legal fees, associated with the pending litigation described above, and the regulatory proceedings described in Item 2 of this report under the caption “Stockholders’ Equity and Regulatory Matters,” cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse affect on our business, results of operations and financial condition.

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

Item 1A: Risk Factors

We are updating the following risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. Any of the following risk factors as well as those described in the Form 10-K could materially and adversely affect our business, financial condition and results of operations after December 31, 2010, and these are not the only risks that we may face. Many of these factors are beyond our control, and in addition to the following risk factors you should read carefully the factors described in “Risk Factors” in the Corporation’s Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Additional risks and uncertainties not currently known to us may also materially and adversely affect our business, financial condition or results of operations.

Restrictions imposed by regulatory actions could have an adverse effect on us and failure to comply with any of its provisions could result in further regulatory action or restrictions.

The businesses and operations of the Corporation and our subsidiary, Cascade Bank, are currently subject to regulatory actions, including the FDIC Order and the FRB Agreement, which, for example, generally prohibit us from paying dividends, repurchasing stock, retaining new directors or senior managers or changing the duties of senior management, paying management or consulting fees or other funds to the Corporation, and extending additional credit with respect to nonperforming and adversely classified loans. The FDIC Order also requires Cascade Bank to raise its Tier 1 leverage capital ratio to a higher than normal level of 10.0% of its assets and to maintain that capital level, in addition to maintaining a fully funded allowance for loan losses satisfactory to the FDIC and the Washington DFI. We are not in compliance with the requirement to raise additional capital and the FRB recently advised us, based on its latest examination, that we are not in compliance with certain other requirements of the FRB Agreement. These and other regulatory actions are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stockholders’ Equity and Regulatory Matters.” These regulatory actions and any future actions could continue to adversely affect our earnings, business and operations. In addition, failure to comply with these regulatory actions or any future actions could result in further regulatory actions or restrictions, including monetary penalties and the potential closure of Cascade Bank.

See also the discussion of our risk factors on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 25, 2011.

Item 6.  Exhibits

(a)  Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On April 26, 2011, the Corporation filed a Form 8-K reporting an attached press release announcing earnings for the quarter ended March 31, 2011, under Items 2.02 and 9.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE FINANCIAL CORPORATION

May 12, 2011	/s/ Carol K. Nelson
By: Carol K. Nelson, President and Chief Executive Officer (Principal Executive Officer)

May 12, 2011	/s/ Debra L. Johnson
By: Debra L. Johnson, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)